Form 10-Q
period 1996-03-31
INTEGRATED SILICON SOLUTION INC
filed 1996-05-15
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996                                 .


                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1943

For the transition period from                      to
                               --------------------    -------------------------

Commission file number 000-23084                                              .



                      INTEGRATED SILICON SOLUTION, INC.



              DELAWARE                                           77-0199971   .
    (State or other jurisdiction of                           (I.R.S Employer
    incorporation or organization)                          Identification No.)

    680 ALMANOR AVENUE, SUNNYVALE, CALIFORNIA                      94086      .
    (Address of principal executive offices)                     zip code

    Registrant's telephone number, including area code  (408) 733-4774        .


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---

     The number of outstanding shares of the registrant's Common Stock as of May 8, 1996 was 17,514,768.

                        INTEGRATED SILICON SOLUTION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                               Three Months Ended               Six Months Ended
                                                     March 31,                       March 31,
                                             -----------------------         -----------------------
                                                1996            1995            1996            1995
                                             -------         -------         -------         -------

Net sales                                    $36,353         $25,043         $81,404         $44,145
Cost of sales                                 21,390          12,823          45,313          23,863
                                             -------         -------         -------         -------
Gross Profit                                  14,963          12,220          36,091          20,282
                                             -------         -------         -------         -------

Operating Expenses:
  Research and development                     5,635           3,176          10,562           6,010
  Selling, general and administrative          3,666           2,631           7,718           4,885
                                             -------         -------         -------         -------
    Total operating expenses                   9,301           5,807          18,280          10,895
                                             -------         -------         -------         -------

Operating income                               5,662           6,413          17,811           9,387
Other income, net                              1,340             312           2,544             523
                                             -------         -------         -------         -------
Income before income taxes and
  minority interest                            7,002           6,725          20,355           9,910
Provision for income taxes                     1,961           1,344           5,032           1,982
                                             -------         -------         -------         -------

Net income before minority interest            5,041           5,381          15,323           7,928
Minority interest in net loss of
  consolidated subsidiary                        (23)            (13)            (35)            (23)
                                             -------         -------         -------         -------

Net income                                   $ 5,064         $ 5,394         $15,358         $ 7,951
                                             =======         =======         =======         =======

Net income per share                         $  0.28         $  0.34         $  0.83         $  0.53
                                             =======         =======         =======         =======

Shares used in per share calculation          18,320          15,668          18,397          14,894
                                             =======         =======         =======         =======




     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             March 31,        September 30,
                                                               1996              1995
                                                           ----------         ------------
                                                           (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $ 24,501          $ 29,452
  Restricted cash                                              4,537               986
  Short-term investments                                      84,300            80,300
  Accounts receivable                                         18,154            18,746
  Inventories                                                 29,985            11,114
  Other current assets                                        13,343            11,822
                                                            --------          --------
Total current assets                                         174,820           152,420
Property, equipment, and leasehold improvements, net          25,568            17,946
Other assets                                                  33,458            34,075
                                                            --------          --------
Total assets                                                $233,846          $204,441
                                                            ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             $  2,019          $     --
  Accounts payable                                            26,035            15,370
  Accrued compensation and benefits                            3,972             5,632
  Accrued expenses                                             1,484             1,719
  Income tax payable                                           1,909             3,535
  Current portion of long-term obligations                     5,532             5,325
                                                            --------          --------
Total  current liabilities                                    40,951            31,581
Income tax payable - non-current                               4,298             4,298
Long-term obligations                                         30,198            28,563
Minority interest in consolidated subsidiary                      55                90

Stockholders' equity:
  Convertible preferred stock                                     --                --
  Common stock                                                     2                 2
  Additional paid-in capital                                 105,870           102,376
  Retained earnings                                           54,295            38,937
  Cumulative translation adjustment                           (1,740)           (1,302)
  Unearned compensation                                          (83)             (104)
                                                            --------          --------
Total stockholders' equity                                   158,344           139,909
                                                            --------          --------
Total liabilities and stockholders' equity                  $233,846          $204,441
                                                            ========          ========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               Six Months Ended
                                                                                    March 31,
                                                                              -------------------
                                                                                1996        1995
                                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $ 15,358    $ 7,951
  Charges to net income not affecting cash                                       2,904      1,882
  Net effect of changes in current and other assets and current liabilities    (10,677)     4,251
                                                                              --------    -------
     Cash provided by operating activities                                       7,585     14,084

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                         (10,428)   (10,743)
  Purchases of available-for-sale securities                                  (101,025)   (41,150)
  Sales of available-for-sale securities                                        97,025     15,300
                                                                              --------    -------
     Cash used in investing activities                                         (14,428)   (36,593)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                       9,800      3,186
  Proceeds from issuance of common stock                                         1,698     26,771
  Principal payments on notes payable and long-term obligations                 (5,939)    (1,569)
  Decrease (increase) in restricted cash                                        (3,551)       379
                                                                              --------    -------
     Cash provided by financing activities                                       2,008     28,767
                                                                              --------    -------
Effect of exchange rate changes on cash and cash equivalents                      (116)        32
                                                                              --------    -------
Net increase (decrease) in cash and cash equivalents                            (4,951)     6,290
Cash and cash equivalents at beginning of period                                29,452      9,416
                                                                              --------    -------
Cash and cash equivalents at end of period                                    $ 24,501    $15,706
                                                                              ========    =======

See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the Company) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

         Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 28% of total net sales for the quarter ended March 31, 1996 and approximately 19% of total net sales for the six months ended March 31, 1996.

3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

                                                         (In thousands)

                                                      March 31  September 30
                                                        1996         1995
                                                        ----         ----
          Cash ...................................   $ 10,128    $  9,275
          Money market  instruments...............      2,393       4,698
          Certificates of deposit.................     16,517      16,465
          Auction instruments.....................     84,300      80,300
                                                     ========    ========
                                                     $113,338    $110,738
                                                     ========    ========


4.       INVENTORIES

         The following is a summary of inventories by major category:


                                                         (In thousands)

                                                      March 31  September 30
                                                        1996         1995
                                                        ----         ----
             Raw materials  ......................   $10,555     $  3,993
             Work-in-process......................     7,875        4,305
             Finished goods.......................    11,555        2,816
                                                     =======     ========
                                                     $29,985     $ 11,114
                                                     =======     ========

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       INCOME TAXES

         The income tax provisions for the six-month periods ended March 31, 1996 and 1995 have been calculated at the estimated annual effective rates of 25% and 20%, respectively. The effective tax rate for the six months ended March 31, 1996 and 1995 differ from the federal statutory rate of 34% primarily due to a lower effective income tax rate in Taiwan.

6.       LITIGATION

         On December 13, 1995, a securities class action lawsuit was filed in the United States District Court for the Northern California District of California against the Company. The lawsuit, which names the Company and several of its officers and directors as defendants, alleges various violations of the federal securities laws. The Company believes that the allegations of the complaint are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The forward looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include but are not limited to the risk factors set forth below in this report on Form 10-Q.

BACKGROUND

         The Company designs, develops and markets high performance SRAM and nonvolatile memory integrated circuits used in personal computers, data communications, telecommunications, instrumentation and consumer products. Growth in the high speed SRAM market over the past few years has been driven by the increasing speed requirements of personal computers and other electronic systems such as modems and networks. The Company leverages its SRAM design and advanced CMOS process technology expertise to establish collaborative relationships with emerging Asian wafer foundries. Although the Company believes that these relationships differentiate it from traditional fabless companies and allow it to secure a committed, low cost supply of wafers processed with leading edge process technology, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries". The Company's principal manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAM and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore and with Belling Semiconductor ("Belling") in the People's Republic of China. In addition, the Company has received wafers in 1996 from United Microelectronics Corporation ("UMC") and Vanguard International Semiconductor ("Vanguard") under non-collaborative foundry agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Net Sales. Net sales increased by 45% to $36.4 million in the three months ended March 31, 1996, from $25.0 million in the three months ended March 31, 1995. The increase in sales was principally due to increased unit shipments of 256K and 1MB SRAM products and nonvolatile memory products, specifically EPROMs and FLASH. The increased units were a result of increased wafer supply from TSMC as well as increased wafers from other foundries. The increased revenue resulting from increased unit shipments more than offset the generally lower average selling prices the Company received for its products. The Company experienced significantly lower average selling prices for a majority of its SRAM products in the March 1996 quarter as compared to the same quarter of the prior year. Compared to the December 1995 quarter, in the March 1996 quarter, the Company continued to experience deterioration in the average selling prices of its product lines, especially for the SRAM product line. The deterioration in average selling prices and general market sluggishness resulted in a decrease in quarterly revenue from $45.1 in the December 1995 quarter to $36.4 million in the March 1996 quarter. The Company anticipates that the deterioration in average selling prices will continue in the June 1996 quarter and in subsequent quarters. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices".

         Sales to one customer accounted for approximately 28% of total net sales for the quarter ended March 31, 1996 and approximately 19% of total net sales for the six months ended March 31, 1996.

         Gross Profit. Gross profit increased 22% to $15.0 million in the three months ended March 31, 1996, from $12.2 million in the three months ended March 31, 1995. As a percentage of net sales, gross profit decreased to 41.2% in the three months ended March 31, 1996 from 48.8% in the three months ended March

31, 1995. The increase in absolute dollars was primarily due to increased shipments of the Company's 256K and 1MB SRAM products, as well as increased shipments of EPROM and FLASH nonvolatile memory products. The decrease in gross profit as a percentage of net sales was primarily a result of generally lower average selling prices for the Company's products in the March 1996 quarter as compared to the same quarter of the prior year. The Company continued to experience deterioration in the average selling prices of its SRAM product line in the March 1996 quarter and anticipates that this deterioration will continue in the June 1996 quarter and in subsequent quarters. The Company is unable to predict when or if such declines in price will moderate. Any significant decrease in average selling prices will result in a material decline in the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines.

         Research and Development. Research and development expenses increased by 77% to $5.6 million in the three months ended March 31, 1996, from $3.2 million in the three months ended March 31, 1995. As a percentage of net sales, research and development expenses increased to 15.5% in the three months ended March 31, 1996, from 12.7% in the three months ended March 31, 1995. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended March 31,1996, the Company's development efforts principally focused on advanced design of the synchronous burst SRAM, Flash memory devices, geometry reductions for selected SRAM and EPROM products and Voice EPROMs. The Company anticipates that its research and development expenses will continue to increase substantially in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 39% to $3.7 million in the three months ended March 31, 1996 from $2.6 million in the three months ended March 31, 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 10.1% in the three months ended March 31, 1996, from 10.5% in the three months ended March 31, 1995. The increase in absolute dollars was primarily the result of increased selling commissions and the addition of marketing and sales personnel and payroll related expenses. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income increased to $1.3 million in the three months ended March 31, 1996 from $0.3 million in the three months ended March 31, 1995, primarily due to increased net interest earnings as a result of higher cash and short-term investment balances.

         Provision for Income Taxes. For the three months ended March 31, 1996, the Company increased its provision for income taxes to 28% as compared to 20% for the comparable period in the prior year, primarily reflecting increased operating income attributable to the Company's U.S. operations resulting from increased sales to OEM customers.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

         Net Sales. Net sales increased by 84% to $81.4 million in the six months ended March 31, 1996, from $44.1 million in the six months ended March 31, 1995. The increase in sales was principally due to increased unit shipments of SRAM products and, to a lesser extent, nonvolatile memory products, as well as changes in product mix to higher density products. The increased units were a result of increased wafer supply from TSMC as well as increased wafers from other foundries. During the six months ended March 31, 1996, the Company experienced significant deterioration in the average selling prices of its SRAM product line and the Company anticipates that this deterioration will continue in the June 1996 quarter and in subsequent quarters. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices".

         Sales to one customer accounted for approximately 19% of total net sales for the six months ended March 31, 1996.

         Gross Profit. Gross profit increased 78% to $36.1 million in the six months ended March 31, 1996, from $20.3 million in the six months ended March 31, 1995. As a percentage of net sales, gross profit decreased to 44.3% in the six months ended March 31, 1996 from 45.9% in the six months ended March 31, 1995. This increase in absolute dollars was primarily due to increased shipments of the Company's SRAM products and, to a lesser extent, nonvolatile memory products. The decrease in gross profit as a percentage of net sales was primarily a result of generally lower average selling prices for the Company's 3.3V 256K SRAM product in the six months ended March 31, 1996 as compared to the period of the prior year. The Company experienced deterioration in the average selling prices of its SRAM product line in the six months ended March 31, 1996 and anticipates that this deterioration will continue in the June 1996 quarter and in subsequent quarters. The Company is unable to predict when or if such declines in price will moderate. Any significant decrease in average selling prices will result in a material decline in the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines.

         Research and Development. Research and development expenses increased by 76% to $10.6 million in the six months ended March 31, 1996, from $6.0 million in the six months ended March 31, 1995. As a percentage of net sales, research and development expenses decreased to 13.0% in the six months ended March 31, 1996, from 13.6% in the six months ended March 31, 1995. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the six months ended March 31,1996, the Company's development efforts principally focused on geometry reductions for its SRAM products, synchronous SRAMs, Flash memories and Voice EPROMs. The Company anticipates that its research and development expenses will increase substantially in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 58% to $7.7 million in the six months ended March 31, 1996 from $4.9 million in the six months ended March 31, 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 9.5% in the six months ended March 31, 1996, from 11.1% in the six months ended March 31, 1995. The increase in absolute dollars was primarily the result of increased selling commissions and the addition of marketing and sales personnel and payroll related expenses. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods, as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income increased to $2.5 million in the six months ended March 31, 1996 from $0.5 million in the six months ended March 31, 1995, primarily due to increased net interest earnings as a result of higher cash and short-term investment balances.

         Provision for Income Taxes. For the six months ended March 31, 1996, the Company increased its provision for income taxes to approximately 25% as compared to 20% for the comparable period in the prior year, primarily reflecting increased operating income attributable to the Company's U.S. operations resulting from increased sales to OEM customers.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 1996, the Company's principal source of liquidity was cash flows from operations of approximately $7.6 million. During the first six months of fiscal 1996, cash flow from operations was primarily due to net income and increases in accounts payable partially offset by increases in inventory. As of March 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $113.3 million, of which approximately $17.1 million are held by ISSI-Taiwan. Approximately $4.5 million of the cash held by ISSI-Taiwan is restricted as of March 31, 1996 for purposes of securing available short-term lines of credit.

         The Company made capital expenditures of approximately $10.4 million for the first six months of fiscal 1996, primarily for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $10 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company is planning the construction of a building in the Hsinchu Science-based Industrial Park for approximately $18 million to house its Taiwan operations. Construction of the building is expected to begin in July 1996.

         In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company has agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company has agreed to make certain annual advance payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and will be credited towards the purchase of wafers in 1996. The additional required prepayments totaling approximately $31.2 million over the next 4 years are reflected in short-term and long-term obligations and, to the extent these obligations have been recorded, an offsetting short-term or long-term asset has been recorded. In June 1996, the next payment under this agreement, approximately $4.8 million, is due. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest $30 million in cash for 5% equity in a joint manufacturing venture of which UMC retains 55% ownership. As of March 31, 1996, approximately $7.0 million has been paid to UMC for the joint venture. Based on the completion of certain milestones, the Company is committed to future payments to UMC of approximately an additional $23.0 million. The next payments of approximately $15.0 million and $8.0 million are expected to be made in December 1996 and July 1997, respectively, subject to certain milestone completions.

         The Company has $19.1 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of March 31, 1996, the Company had borrowings of approximately $2.0 million under one of these short-term lines of credit.

         The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations from these borrowings as of March 31, 1996 was $4.5 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.70% to 6.825% and are payable in quarterly installments through 2002. As of March 31, 1996, the Company had available long-term lines of credit of approximately $20.3 million of which approximately $11.0 million is for construction financing.

         The Company believes that its existing funds and funds expected to be generated from operations will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may also use bank borrowings and capital leases depending on the terms available.

         In addition to the above agreements, the Company is currently evaluating various arrangements with wafer manufacturers in an attempt to further diversify its manufacturing base and maintain an adequate supply of wafers. These arrangements may include prepayments on future wafer purchases, minority equity investments in, or other financial commitments to, wafer manufacturers in exchange for production capacity, or the use of contracts which firmly commit the Company to purchase specified quantities of wafers over extended periods. To the extent the Company pursues such transactions with existing and potential foundry partners, any such transactions could require the Company to seek additional equity or debt financings to fund such activities and, in certain circumstances, to provide product or technology rights in return for production capacity. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, failure to introduce new products and to implement technologies on a timely basis, the inability to obtain adequate supplies of wafers or finished die from the Company's manufacturing sources, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, and the timing and announcement of new product introductions by the Company and its competitors. Other factors include changes in product mix or fluctuations in manufacturing yield, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, in the quarter ended March 31, 1996, the Company experienced a drop in revenues and gross profit from the prior quarter as a result of intense price pressure in the SRAM market. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products will continue to grow.

         Although average selling prices for the Company's SRAM products generally increased in fiscal 1995, competitive pricing pressures resulted in significant price decreases for 256K SRAM products in September 1995. These pricing pressures impacted the majority of the Company's SRAM product line in the six months ended March 31, 1996 and have continued in the current quarter. The Company is unable to predict when or if such declines in prices will moderate. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and to introduce and sell new products which compensate for the anticipated declines in the average selling prices of its products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In the second fiscal quarter ended March 31, 1996, a majority of the Company's net sales were derived from the sale of SRAM products. A substantial portion of the Company's products are incorporated into computer-related products such as modems or networks and into personal computers. The PC industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC industry or in computer-related industries using its products.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

         The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor manufacturers. To date, the Company's principal manufacturing relationship has been with TSMC, and in fiscal 1995, the Company obtained substantially all of its wafers from TSMC. Although in the first quarter of fiscal 1996, the Company began to expand its wafer supply base by adding production wafers from Chartered and UMC, the Company remains dependent on TSMC for a significant majority of its wafer supply. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. UMC also manufacturers its own SRAMs. The Company has written commitments from certain of its foundries specifying increasing wafer quantities, but the Company would have little recourse if its wafer suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced deliveries to the Company. There can be no assurance that the Company's foundries will produce wafers at acceptable specifications and yields or will allocate sufficient wafer capacity to satisfy its wafer requirements. Moreover, there can be no assurance that the Company would be able to qualify alternative manufacturing sources for existing or new products in a timely manner or that such alternative manufacturing sources would be able to produce an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

INCREASED COMPETITION

         The semiconductor memory market is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The Company competes with a number of major domestic and international suppliers of high speed SRAMs, including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Inc. ("IDT"), Micron Technology, Motorola, Samsung, Toshiba Semiconductor, UMC, and Winbond Electronics. The Company also competes with new and emerging companies that have recently entered or may in the future enter the market. The Company may also face significant competition from other domestic and foreign integrated circuit manufacturers that have advanced technological capabilities and have not previously participated in the SRAM market sector or from companies that may develop products or technologies that might replace SRAMs or any other products offered by the Company. Another source of competition may come from companies with both SRAM and DRAM capabilities that may choose to increase their production of SRAMs if the DRAM market deteriorates. Increased competition could materially and adversely affect the financial results of the Company. For example, in the September 1995 quarter, UMC reduced its prices for SRAMs and this resulted in a declines in the Company's selling prices for its SRAM products and lower gross margins in the first six months of fiscal 1996.

MANAGEMENT OF GROWTH

         The Company has grown rapidly over the last several years. This growth has resulted in a significant increase in responsibilities for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management systems and to successfully train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and properly execute its strategies, the Company's business and operating results could be materially and adversely affected.

INTERNATIONAL OPERATIONS

         Sales to international customers represent a significant percentage of the Company's net sales. This percentage may fluctuate over time in response to worldwide market demand for the Company's products. The Company's Taiwan subsidiary employs over fifty percent of the Company's total workforce. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. This concentration of sales, manufacturing, assembly and test operations in Asia subjects the Company to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. Although the Company's business and results of operations have not been materially and adversely impacted by exchange rate fluctuations, there can be no assurance that future fluctuations in the currency exchange rates will not materially and adversely affect its business and operating results.

 PATENTS AND LICENSES

         The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products. The process of seeking patent protection can be long and expensive and there can be no assurance patents will be issued. As is typical in the semiconductor industry, the Company has been and may from time to time continue to be notified of claims that it may be infringing certain patents, maskwork rights or copyrights owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, no assurance can be given that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or which may be necessary to protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company, which could materially and adversely affect the Company's business and operating results.

RISK OF INCREASED TAXES

         The Company's tax rate could increase for a number of reasons. For example, if the proportions of taxable income shifted such that a greater proportion of taxable income is earned by U.S. operations, the Company's effective tax rate may increase. It is possible that the Taiwan tax holiday applicable to the earnings of ISSI-Taiwan could be modified by changes in law or otherwise reduced. In addition, the Company's taxes would increase if all or a portion of the earnings of ISSI-Taiwan were to become subject to U.S. tax as the result of actual dividends or through U.S. rules for taxing controlled foreign corporations. Further, if profits of ISSI-Taiwan are distributed to the Company as dividends they become subject to Taiwan withholding tax as well as U.S. tax (with an offset for underlying Taiwan taxes paid) and the tax rate would increase. It is not the Company's intention to cause ISSI-Taiwan to distribute dividends.

         ISSI-Taiwan is a controlled foreign corporation ("CFC") for U.S. income tax purposes. Under U.S. rules for taxing CFCs, all or a portion of the earnings of ISSI-Taiwan may become subject to U.S. tax as inclusions in the U.S. taxable income of the Company (with a credit for foreign taxes paid by ISSI-Taiwan) if one or more of a number of events occur. Such events include, but are not limited to: ISSI-Taiwan accumulating cash and other passive assets in excess of 25% of its total assets; ISSI-Taiwan lending funds to the Company or otherwise investing in certain proscribed assets; and ISSI-Taiwan engaging in various types of transactions defined in the Subpart F provisions of the U.S. Internal Revenue Code. If cash is accumulated through operations and not otherwise invested in non-passive assets such as capital equipment, such amounts in excess of 25% of total assets would cause the Company's effective tax rate to increase. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to such changes in U.S. tax laws as may occur. However, over time the CFC rules may cause the Company's tax rate to increase.

VOLATILITY OF STOCK PRICE

         The trading price of the Common Stock increased substantially after the Company's initial public offering in February 1995, subsequently declined, and is expected to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, decreases in the selling prices of its products, future announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEEDINGS

         Please see Part I Financial Information, Item 1, Note 6 to the Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Thursday February 15, 1996 at 1:30 p.m., local time, in San Jose, California.

         (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:

                                          Votes          Votes Against
          Name of Nominee               in Favor          or Withheld
          ---------------               --------          -----------
          Jimmy S.M. Lee              14,259,466           113,423
          Diosdado P. Banatao         14,355,741            17,148
          Lip-Bu Tan                  14,352,059            20,830
          Kong-Yeu Han                14,361,866            11,023
          Hou-Teng Lee                14,350,359            22,530
          Chun Win Wong               14,350,934            21,955

         (b) An amendment to the Company's 1989 Stock Plan to increase by 1,000,000 the number of shares reserved for grant thereunder was approved with 7,161,103 votes in favor, 609,533 votes against, and 9,599,563 representing abstentions and broker non-votes.

         (c) An amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 250,000 to an aggregate of 450,000 the number of shares reserved for grant thereunder was approved with 7,407,988 votes in favor, 360,979 votes against, and 9,601,232 representing abstentions and broker non-votes.

         (d) An amendment to the Company's Certificate of Incorporation Plan to increase by 35,000,000 to an aggregate of 70,000,000 the number of authorized shares was approved with 13,630,295 votes in favor, 537,857 votes against, and 3,202,047 representing abstentions and broker non-votes.

         (e) The ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 1996 was approved with 14,261,099 votes in favor, 69,691 votes against, and 3,039,409 representing abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as a part of this report.
              Exhibit 11.1 Computation of Earnings Per Share.  (page 16)

              Exhibit 27  Financial Data Schedule

         (b) The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTEGRATED SILICON SOLUTION, INC   .
                                  (Registrant)



Dated:  May 15, 1996              /s/ Gary L. Fischer
                                  ---------------------------------
                                  Gary L. Fischer
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                                EXHIBIT INDEX

Exhibit 11.1    Statements of Computation of Earnings Per Share
Exhibit 27      Financial Data Schedule