Form 10-Q
period 1996-06-30
INTEGRATED SILICON SOLUTION INC
filed 1996-08-14
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the quarterly period ended      June 30, 1996                              .
                               ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1943

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number               000-23084                                 .
                       --------------------------------------------------------




                                         INTEGRATED SILICON SOLUTION, INC.



                Delaware                              77-0199971
       -------------------------------              ----------------------------
       (State or other jurisdiction of              (I.R.S Employer
       incorporation or organization)               Identification No.)

        680 Almanor Avenue, Sunnyvale, California                   94086      .
       ------------------------------------------------------------------------
       (Address of principal executive offices)                      zip code

       Registrant's telephone number, including area code (408) 733-4774       .
                                                          ---------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
   -----    -----

       The number of outstanding shares of the registrant's Common Stock as of August 9, 1996 was 17,581,260
                   ----------

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     Three Months Ended               Nine Months Ended
                                                           June 30,                        June 30,
                                                 --------------------------       --------------------------
                                                   1996             1995            1996             1995
                                                 ---------        ---------       ---------        ---------

Net sales                                        $  27,579        $  35,458       $ 108,983        $  79,603
Cost of sales (other than item below)               18,335           16,948          63,648           40,811
Inventory write-down                                15,000             --            15,000             --
                                                 ---------        ---------       ---------        ---------
 Total cost of sales                                33,335           16,948          78,648           40,811
                                                 ---------        ---------       ---------        ---------
Gross profit (loss)                                 (5,756)          18,510          30,335           38,792
                                                 ---------        ---------       ---------        ---------

Operating Expenses:
  Research and development                           5,513            4,043          16,075           10,053
  Selling, general and administrative                3,725            3,802          11,443            8,687
                                                 ---------        ---------       ---------        ---------
    Total operating expenses                         9,238            7,845          27,518           18,740
                                                 ---------        ---------       ---------        ---------

Operating income (loss)                            (14,994)          10,665           2,817           20,052
Other income, net                                    1,150              888           3,694            1,411
                                                 ---------        ---------       ---------        ---------
Income (loss) before income taxes and
  minority interest                                (13,844)          11,553           6,511           21,463
Provision (benefit) for income taxes                (3,274)           2,311           1,758            4,293
                                                 ---------        ---------       ---------        ---------

Net income (loss) before minority interest         (10,570)           9,242           4,753           17,170
Minority interest in net loss of
  consolidated subsidiary                              (20)            --               (55)             (23)
                                                 ---------        ---------       ---------        ---------

Net income (loss)                                $ (10,550)       $   9,242       $   4,808        $  17,193
                                                 =========        =========       =========        =========

 Net income (loss) per share                     $   (0.60)       $    0.52       $    0.26        $    1.09
                                                 =========        =========       =========        =========

Shares used in per share calculation                17,515           17,661          18,400           15,816
                                                 =========        =========       =========        =========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,       September 30,
                                                                   1996            1995 (1)
                                                                 ---------        ---------
                                                                (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $  15,427        $  29,452
  Restricted cash                                                    3,767              986
  Short-term investments                                            74,600           80,300
  Accounts receivable                                               12,852           18,746
  Inventories                                                       26,298           11,114
  Other current assets                                              19,425           11,822
                                                                 ---------        ---------

Total current assets                                               152,369          152,420
Property, equipment, and leasehold improvements, net                30,340           17,946
Other assets                                                        42,753           34,075
                                                                 ---------        ---------
Total assets                                                     $ 225,462        $ 204,441
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                  $   3,636        $    --
  Accounts payable                                                  23,292           15,370
  Accrued compensation and benefits                                  4,193            5,632
  Accrued expenses                                                   1,370            1,719
  Income tax payable                                                   659            3,535
  Current portion of long-term obligations                           5,522            5,325
                                                                 ---------        ---------

Total  current liabilities                                          38,672           31,581
Income tax payable - non-current                                     4,298            4,298
Long-term obligations                                               34,993           28,563
Minority interest in consolidated subsidiary                            35               90

Stockholders' equity:
  Convertible preferred stock                                         --               --
  Common stock                                                           2                2
  Additional paid-in capital                                       106,046          102,376
  Retained earnings                                                 43,745           38,937
  Cumulative translation adjustment                                 (2,257)          (1,302)
  Unearned compensation                                                (72)            (104)
                                                                 ---------        ---------

Total stockholders' equity                                         147,464          139,909
                                                                 ---------        ---------
Total liabilities and stockholders' equity                       $ 225,462        $ 204,441
                                                                 =========        =========

                 (1) Derived from audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     1996             1995
                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $   4,808        $  17,193
  Charges to net income not affecting cash                                            4,938            3,033
  Net effect of changes in current and other assets and current liabilities         (11,834)           1,721
  Advance payment to supplier                                                          --             (2,400)
                                                                                  ---------        ---------
     Cash provided (used) by operating activities                                    (2,088)          19,547

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                              (17,439)         (12,339)
  Purchases of available-for-sale securities                                       (150,675)        (134,149)
  Sales of available-for-sale securities                                            156,375           50,600
  Investment in Wafertech, LLC                                                       (9,360)            --
                                                                                  ---------        ---------
     Cash used in investing activities                                              (21,099)         (95,888)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                           17,970            3,341
  Proceeds from issuance of common stock                                              1,804           86,387
  Principal payments on notes payable and long-term obligations                      (7,707)          (1,905)
  Decrease (increase) in restricted cash                                             (2,781)             373
                                                                                  ---------        ---------
     Cash provided by financing activities                                            9,286           88,196
                                                                                  ---------        ---------

Effect of exchange rate changes on cash and cash equivalents                           (124)              81
                                                                                  ---------        ---------

Net increase (decrease) in cash and cash equivalents                                (14,025)          11,936
Cash and cash equivalents at beginning of period                                     29,452            9,416
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                        $  15,427        $  21,352
                                                                                  =========        =========



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

         Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 32% of total net sales for the quarter ended June 30, 1996 and approximately 23% of total net sales for the nine months ended June 30, 1996.


3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

                                                            (In thousands)

                                                      June 30         September 30
                                                       1996              1995
                                                       ----              ----

             Cash .............................      $  8,782          $  9,275
             Money market instruments .........         3,636             4,698
             Certificates of deposit ..........         6,776            16,465
             Auction instruments ..............        74,600            80,300
                                                     --------          --------
                                                     $ 93,794          $110,738
                                                     ========          ========

4.       INVENTORIES

         The following is a summary of inventories by major category:

                                                            (In thousands)

                                                      June 30         September 30
                                                       1996              1995
                                                       ----              ----

             Raw materials ....................      $ 9,222           $ 3,993
             Work-in-process ..................        5,412             4,305
             Finished goods ...................       11,664             2,816
                                                     -------           -------
                                                     $26,298           $11,114
                                                     =======           =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INCOME TAXES

         The income tax provisions for the nine month periods ended June 30, 1996 and 1995 have been calculated at the estimated annual effective rates of 27% and 20%, respectively. The effective tax rate for the nine months ended June 30, 1996 and 1995 differ from the federal statutory rate of 34% primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.


6.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


7.       LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The forward looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include but are not limited to the risk related factors set forth in this report on Form 10-Q.

BACKGROUND

         The Company designs, develops and markets high performance SRAM and nonvolatile memory integrated circuits used in personal computers, data communications, telecommunications, instrumentation and consumer products. The high speed SRAM market over the past few years has been impacted by the increasing speed requirements of personal computers and other electronic systems such as modems and networks. The Company leverages its SRAM design and advanced CMOS process technology expertise to establish collaborative relationships with emerging Asian wafer foundries. Although the Company believes that these relationships differentiate it from traditional fabless companies and allow it to secure a committed, low cost supply of wafers processed with leading edge process technology, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries". The Company's principal manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAM and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore and with Belling Semiconductor ("Belling") in the People's Republic of China. In addition, the Company has received wafers in 1996 from United Microelectronics Corporation ("UMC") and Vanguard International Semiconductor ("Vanguard") under non-collaborative foundry agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Net Sales. Net sales decreased by 22% to $27.6 million in the three months ended June 30, 1996, from $35.5 million in the three months ended June 30, 1995. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of nonvolatile memory products, specifically EPROMs and FLASH, and 256K and 1MB SRAM products. The Company experienced significantly lower average selling prices for its SRAM, FLASH, and EPROM products in the June 1996 quarter compared to the same quarter of the prior year and the March 1996 quarter. The deterioration in average selling prices and general market sluggishness resulted in a decrease in quarterly revenue from $36.4 in the March 1996 quarter to $27.6 million in the June 1996 quarter. The Company anticipates that the deterioration in average selling prices will continue in the September 1996 quarter and in subsequent quarters. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices".

         Sales to one customer accounted for approximately 32% of total net sales for the quarter ended June 30, 1996 and approximately 23% of total net sales for the nine months ended June 30, 1996.

         Gross Profit (Loss). Gross profit decreased 131% to $(5.8) million in the in the three months ended June 30, 1996, from $18.5 million in the three months ended June 30, 1995. As a percentage of net sales, gross profit decreased to (20.9)% in the three months ended June 30, 1996 from 52.2% in the three months ended June 30, 1995. In the June 1996 quarter, the Company recorded a $15.0 million write-down for excess inventory as a result of lower than anticipated unit sales growth. There can be no assurance that additional inventory write-downs will not be needed in the future and future write-downs could have a material and adverse affect on the Company's future operating results. Excluding the $15.0 million inventory write-down, gross profit decreased to $9.2 million, or 33.5% of net sales, in the June 1996 quarter. The decrease was primarily a result of significantly lower average selling prices for the Company's SRAM, FLASH, and EPROM products in the June 1996 quarter compared to the same quarter of the prior year. The Company continued to experience deterioration in the average selling prices of its product lines in the June 1996 quarter and anticipates that this deterioration will continue in the September 1996 quarter and in subsequent quarters. The Company is unable to predict when or if such declines in price will moderate. Any significant decrease in average selling prices will result in a material decline in the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines.

         Research and Development. Research and development expenses increased by 36% to $5.5 million in the three months ended June 30, 1996, from $4.0 million in the three months ended June 30, 1995. As a percentage of net sales, research and development expenses increased to 20.0% in the three months ended June 30, 1996, from 11.4% in the three months ended June 30, 1995. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended June 30, 1996, the Company's development efforts principally focused on advanced design of the synchronous burst SRAM, Flash memory devices, geometry reductions and new memory configurations for selected SRAM and EPROM products, and Voice EPROMs. The Company anticipates that its research and development expenses will continue to increase substantially in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased by 2% to $3.7 million in the three months ended June 30, 1996 from $3.8 million in the three months ended June 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in the three months ended June 30, 1996, from 10.7% in the three months ended June 30, 1995. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues partially offset by increased payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income increased to $1.2 million in the three months ended June 30, 1996 from $0.9 million in the three months ended June 30, 1995, primarily due to increased net interest earnings as a result of higher cash and short-term investment balances.

         Provision (Benefit) for Income Taxes. For the three months ended June 30, 1996, the Company increased its provision for income taxes to approximately 24% compared to 20% for the comparable period in the prior year, primarily reflecting increased operating income attributable to the Company's U.S. operations resulting from increased sales to OEM customers.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

         Net Sales. Net sales increased by 37% to $109.0 million in the nine months ended June 30, 1996, from $79.6 million in the nine months ended June 30, 1995. The increase in sales was principally due to increased unit shipments of SRAM products and, to a lesser extent, nonvolatile memory products, as well as changes in product mix to higher density products. During the nine months ended June 30, 1996, the Company experienced significant deterioration in the average selling prices of its SRAM products and, to a lesser extent, its nonvolatile memory products. The Company anticipates that this deterioration will continue in the September 1996 quarter and in subsequent quarters. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices".

         Sales to one customer accounted for approximately 23% of total net sales for the nine months ended June 30, 1996.

         Gross Profit. Gross profit decreased 22% to $30.3 million in the nine months ended June 30, 1996, from $38.8 million in the nine months ended June 30, 1995. As a percentage of net sales, gross profit decreased to 27.8% in the nine months ended June 30, 1996 from 48.7% in the nine months ended June 30, 1995. In the June 1996 quarter, the Company recorded a $15.0 million write-down for excess inventory as a result of lower than anticipated unit sales growth. There can be no assurance that additional inventory write-downs will not be needed in the future and future write-downs could have a material and adverse affect on the Company's future operating results. Excluding the $15.0 million inventory write-down, gross profit increased to $45.3 million, or 41.6% of net sales, in the nine months ended June 30, 1996. This increase in absolute dollars was primarily due to increased shipments of the Company's SRAM products and, to a lesser extent, nonvolatile memory products. The decrease in gross profit as a percentage of net sales was primarily a result of lower average selling prices for the Company's SRAM products, especially the 256K SRAM, in the nine months ended June 30, 1996 compared to the same period of the prior year. The Company experienced deterioration in the average selling prices of its product lines in the nine months ended June 30, 1996 and anticipates that this deterioration will continue in the September 1996 quarter and in subsequent quarters. The Company is unable to predict when or if such declines in price will moderate. Any significant decrease in average selling prices will result in a material decline in the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines.

         Research and Development. Research and development expenses increased by 60% to $16.1 million in the nine months ended June 30, 1996, from $10.1 million in the nine months ended June 30, 1995. As a percentage of net sales, research and development expenses increased to 14.7% in the nine months ended June 30, 1996, from 12.6% in the nine months ended June 30, 1995. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the nine months ended June 30, 1996, the Company's development efforts principally focused on geometry reductions for its SRAM products, synchronous SRAMs, Flash memories and Voice EPROMs. The Company anticipates that its research and development expenses will increase substantially in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 32% to $11.4 million in the nine months ended June 30, 1996 from $8.7 million in the nine months ended June 30, 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 10.5% in the nine months ended June 30, 1996, from 10.9% in the nine months ended June 30, 1995. The increase in absolute dollars was primarily the result of increased selling commissions and the addition of marketing and sales personnel and payroll related expenses. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods, as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income increased to $3.7 million in the nine months ended June 30, 1996 from $1.4 million in the nine months ended June 30, 1995, primarily due to increased net interest earnings as a result of higher cash and short-term investment balances.

         Provision for Income Taxes. For the nine months ended June 30, 1996, the Company increased its provision for income taxes to 27% compared to 20% for the comparable period in the prior year, primarily reflecting increased operating income attributable to the Company's U.S. operations resulting from increased sales to OEM customers.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 1996, the Company's principal source of liquidity was proceeds from borrowings under short-term and long-term lines of credit of $18.0 million, less repayments of $7.7 million. During the first nine months of fiscal 1996, operating activities utilized cash of approximately $2.1 million. Cash utilized by operations was primarily due to increases in inventory and prepaid expenses partially offset by net income, increases in accounts payable and decreases in accounts receivable. As of June 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $93.8 million, of which approximately $10.3 million are held by ISSI-Taiwan. Approximately $3.8 million of the cash held by ISSI-Taiwan is restricted as of June 30, 1996 for purposes of securing available short-term lines of credit.

         The Company made capital expenditures of approximately $17.4 million for the first nine months of fiscal 1996, primarily for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $6 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company commenced construction, in July 1996, of an $18.0 million facility in the Hsinchu Science-based Industrial Park to house its Taiwan operations. The building is expected to be completed in late 1997.

         In June 1996, the Company the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company will invest $31.2 million for a 4% equity interest in the venture. As of June 30, 1996, $9.4 million had been paid by the Company to WaferTech. The next payments by the Company of $9.4 million and $12.4 million are expected to be made in November 1996 and November 1997, respectively. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company has agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company has agreed to make certain annual advance payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and will be credited towards the purchase of wafers in 1996. The additional required prepayments totaling approximately $31.2 million over the next four years are reflected in short-term and long-term obligations and, to the extent these obligations have been recorded, an offsetting short-term or long-term asset has been recorded. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest $30 million in cash for a 5% equity interest in a joint manufacturing venture of which UMC retains 55% ownership. As of June 30, 1996, approximately $7.0 million has been paid by the Company to UMC for the joint venture. Based on the completion of certain milestones, the Company is committed to future payments to UMC of approximately an additional $23.0 million. The next payments of approximately $15.0 million and $8.0 million are expected to be made in December 1996 and July 1997, respectively, subject to certain milestone completions.

         The Company has $18.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of June 30, 1996, the Company had borrowings of approximately $3.6 million under one of these short-term lines of credit.

         The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations from these borrowings as of June 30, 1996 was $9.3 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.60% to 6.725% and are payable in quarterly installments through 2003. As of June 30, 1996, the Company had available long-term lines of credit of approximately $15.1 million of which approximately $10.9 million is for construction financing .

         The Company believes that its existing funds and funds expected to be generated from operations will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may also use bank borrowings and capital leases depending on the terms available.

         In addition to the above agreements, the Company is currently evaluating various arrangements with wafer manufacturers in an attempt to further diversify its manufacturing base and maintain an adequate supply of wafers. These arrangements may include prepayments on future wafer purchases, minority equity investments in, or other financial commitments to, wafer manufacturers in exchange for production capacity, or the use of contracts which firmly commit the Company to purchase specified quantities of wafers over extended periods. To the extent the Company pursues such transactions with existing and potential foundry partners, any such transactions could require the Company to seek additional equity or debt financings to fund such activities and, in certain circumstances, to provide product or technology rights in return for production capacity. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all.


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, failure to introduce new products and to implement technologies on a timely basis, the inability to obtain adequate supplies of wafers or finished die from the Company's manufacturing sources, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, and the timing and announcement of new product introductions by the Company and its competitors. Other factors include changes in product mix or fluctuations in manufacturing yield, seasonal fluctuations in customer demand for the Company's products, the level of inventory write-downs, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, in the quarter ended June 30, 1996, the Company experienced significant declines in revenues and gross profit from the prior quarter as a result of intense price pressure in the SRAM market. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products will continue to grow.

         Although average selling prices for the Company's SRAM products generally increased in fiscal 1995, competitive pricing pressures resulted in significant price decreases for 256K SRAM products in September 1995. These pricing pressures adversely impacted the majority of the Company's SRAM products, and to a lesser extent, its nonvolatile memory products in the nine months ended June 30, 1996 and have continued to have an adverse impact in the current quarter. The Company is unable to predict when or if such declines in prices will moderate. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues in future periods will be highly dependent upon its ability to increase unit sales volume of existing products and to introduce and sell new products which compensate for the anticipated declines in the average selling prices of its products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its cost per unit to the extent necessary to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In fiscal 1995 and the first three quarters of fiscal 1996, a majority of the Company's net sales were derived from the sale of SRAM products. A substantial portion of the Company's products are incorporated into computer-related products such as modems or networks and into personal computers. The PC industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC industry or in computer-related industries using its products.

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

INCREASED COMPETITION

         The semiconductor memory market is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The Company competes with a number of major domestic and international suppliers of high speed SRAMs, including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Inc. ("IDT"), Micron Technology, Motorola, Samsung, Toshiba Semiconductor, UMC, and Winbond Electronics. The Company also competes with new and emerging companies that have recently entered or may in the future enter the market. The Company may also face significant competition from other domestic and foreign integrated circuit manufacturers that have advanced technological capabilities and have not previously participated in the SRAM market sector or from companies that may develop products or technologies that might replace SRAMs or any other products offered by the Company. Another source of competition may come from companies with both SRAM and DRAM capabilities that may choose to increase their production of SRAMs if the DRAM market continues to deteriorate. Increased competition could materially and adversely affect the financial results of the Company. For example, in the September 1995 quarter, UMC reduced its prices for SRAMs and this resulted in declines in the Company's selling prices for its SRAM products and lower gross margins in the first nine months of fiscal 1996.

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

INTERNATIONAL OPERATIONS

         Sales to international customers represent a significant percentage of the Company's net sales. This percentage may fluctuate over time in response to worldwide market demand for the Company's products. The Company's Taiwan subsidiary employs over 50% percent of the Company's total workforce. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. This concentration of sales, manufacturing, assembly and test operations in Asia subjects the Company to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. Although the Company's business and results of operations have not been materially and adversely impacted by exchange rate fluctuations, there can be no assurance that future fluctuations in the currency exchange rates will not materially and adversely affect its business and operating results.

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

VOLATILITY OF STOCK PRICE

      The trading price of the Company's Common Stock increased substantially after the Company's initial public offering in February 1995, subsequently declined to below the public offering price, and is expected to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, decreases in the selling prices of its products, future announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEEDINGS

         Please see Part I Financial Information, Item 1, Note 7 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as a part of this report.
              Exhibit 11.1 Computation of Earnings Per Share.

            * Exhibit 10.1 Amended and Restated Limited Liability Company
              Agreement of Wafertech, LLC, dated as of August 9, 1996.

            * Exhibit 10.2 Purchase Agreement by and between Taiwan
              Semiconductor Manufacturing Corporation, as Seller, and Analog Devices, Inc., Altera Corporation and Integrated Silicon Solution, Inc., as Buyers

              Exhibit 27 Financial Data Schedule
- ------------

            * Confidential treatment has been requested for certain portions of the exhibit and the confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

         (b) The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Integrated Silicon Solution, Inc   .
                                            -----------------------------------
                                            (Registrant)


Dated:  August 14, 1996                      /s/ Gary L. Fischer.
                                            --------------------

                                            Gary L. Fischer
                                            Executive Vice President  and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)