Form 10-K
period 1996-10-30
INTEGRATED SILICON SOLUTION INC
filed 1996-12-02
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year  ended           SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                        0-23084

                        INTEGRATED SILICON SOLUTION, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     77-0199971
(State or other jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)

680 ALMANOR AVENUE, SUNNYVALE, CALIFORNIA                  94086
 (Address of principal executive offices)                zip code

Registrant's telephone number, including area code (408) 733-4774

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class           Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.0001 PER SHARE         NASDAQ NATIONAL MARKET

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on November 22, 1996, as reported by the Nasdaq National Market, was approximately $174.6 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock on November 22, 1996 was 17,610,773.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held February 4, 1997 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS



PART I


Item 1.  Business.....................................................................     1

Item 2.  Properties...................................................................     8

Item 3.  Legal Proceedings............................................................     9

Item 4.  Submission of Matters to a Vote of Security Holders..........................     9


PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....    10

Item 6.  Selected Consolidated Financial Data.........................................    11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of 11
         Operations...................................................................    11

Item 8.  Financial Statements and Supplementary Data..................................    19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...................................................................    40


PART III


Item 10. Directors and Executive Officers of the Registrant...........................    40

Item 11. Executive Compensation.......................................................    40

Item 12. Security Ownership of Certain Beneficial Owners and Management...............    40

Item 13. Certain Relationships and Related Transactions...............................    40


PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    40


SIGNATURES............................................................................    43

                                     Part I


ITEM 1.  BUSINESS

GENERAL

    Integrated Silicon Solution, Inc. ("ISSI" or the "Company") designs, develops and markets high performance static random access memory ("SRAM") and nonvolatile memory ("NVM") integrated circuits. The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 1 megabit. Nonvolatile memory products include EPROMs (erasable programmable read only memories), EEPROMs (electrically erasable programmable read only memories) and FLASH memories. The Company has its headquarters in Sunnyvale, California and markets its products on a worldwide basis.

    The primary function of SRAMs is to improve overall system performance by compensating for the disparity in the speeds of other integrated circuits within the system architecture. As a result, speed is a key performance characteristic for SRAMs. In addition, when designing systems with SRAMs, customers regard cost as a critical factor. For these reasons, in order to continually improve product performance and reduce costs, the Company must have access to state-of-the-art process technology and be able to implement design improvements, such as reduced geometries, quickly through short product design cycles.

    The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. The Company believes that these relationships differentiate it from traditional fabless companies and allow it to secure access to leading edge process technology and a committed source for wafer processing. The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore and with Belling Semiconductor ("Belling") in the People's Republic of China. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. The Company has made an equity investment in a joint venture with TSMC and an equity investment in a joint venture with UMC.

    The Company has its headquarters in Sunnyvale, California. This facility focuses on research and development, product definition, quality assurance and marketing and sales. The Company has a wholly owned subsidiary in Taiwan. This subsidiary, located in the Hsinchu Science-Based Industrial Park, focuses on manufacturing coordination, quality assurance, product test and regional sales in the Asian market. The Company also has smaller subsidiaries in Hong Kong and China.

PRODUCTS

    The Company designs and markets a family of high performance, low cost SRAMs, as well as NVM products, including high speed EPROMS, serial EEPROMs, FLASH and Voice EPROMs. The Company began shipping its initial SRAM products in 1990 and its first NVM product in 1992. To date the Company has derived substantially all of its revenues from the sale of SRAM products.

SRAMS

   The Company offers a family of CMOS SRAMs in various densities, speeds and packaging configurations. SRAM densities include 64K (8K x 8), 256K (32K x 8), 512K (64K x 8), and 1 megabit (128K x 8 and 32K x 32). The Company produces both asynchronous SRAMs and synchronous SRAMs. Synchronous SRAMs are designed to operate at a clock speed synchronized to the microprocessor clock speed to increase speed performance. The Company's 1 megabit 32K x 32 synchronous SRAM currently achieves 5 nanosecond access time. Leading speeds for the Company's asynchronous SRAMs vary according to density. The 1 megabit 128K x 8 SRAM currently achieves 12 nanoseconds. The 256K SRAM achieves as low as a 9 nanosecond access time.

    In late 1994, the Company introduced its first 3.3 volt SRAM product, a 256K configuration. Currently, the Company's 3.3 volt SRAMs are produced in the 32K x 8 asynchronous and 32K x 32 synchronous version and are generally used in PC cache applications. The Company's 5 volt SRAMs are used in applications such as modems, LANs, telecommunications, bridges, routers, multimedia products and industrial instrumentation. Additional SRAM products are under development and are expected to include higher density products and alternative configurations allowing for wider bus widths.

NONVOLATILE MEMORY PRODUCTS

    The Company's NVM products include high performance FLASH, EPROMS, serial EEPROMs and voice recording chips. FLASH and EPROMs are typically used in electronic systems which require permanent storage of data or program control code. The Company's EPROM development program focuses on high speed products. In this regard, the Company's 1 megabit EPROM achieves a read cycle of 30 nanoseconds. In December 1995, the Company entered into a cross license agreement for FLASH technology with Intel. This enables the Company to design its own FLASH products and FLASH process technology with Intel-compatible architecture. The Company produces a high speed 45 nanosecond 1 megabit FLASH and a 55 nanosecond 2 megabit FLASH. FLASH memory combines the low cost and high density benefits of EPROMs with the in-system programmability of EEPROMs. High speed EPROM and FLASH applications include modems, printers, digital phones and industrial instrumentation.

    The Company introduced its first serial EEPROM product in 1993. Serial EEPROMs are used in applications that require nonvolatile storage of data or code and which also allow the information to be modified during system operation. Applications for serial EEPROMs include pagers, networking systems, modems, telephone sets, security systems, smart cards, video games and other consumer products.

    The Company also produces a Voice EPROM product in which voice algorithm technology is embedded in its EPROM. Initial applications for Voice EPROM products are in consumer electronics such as voice recorded greeting cards.

DESIGN AND PROCESS TECHNOLOGY

    The Company's process technology development efforts concentrate on process flow architecture, process modules, memory core cell development and manufacturing yield enhancement. Memory products are particularly well suited for the development of advanced process technology. The Company's technology development engineers work closely with the Company's design engineers and manufacturing partners, such as TSMC, to develop new process technologies, refine existing process technologies, and to reduce the circuit geometries of its products. During 1996, the Company and TSMC developed 0.35 micron, 3.3 volt high speed SRAM process technology. The Company currently has several development programs with TSMC, including a program based on a 0.25 micron design for advanced SRAM applications and a 0.5 micron design for a high speed FLASH memory product. The Company's collaborative efforts with Chartered focus on 0.35 micron SRAM process technology. In 1995, both TSMC and Chartered began shipping 8" wafers which employed the Company's SRAM design and process technology. The Company's collaborative efforts with Belling focus on EEPROM design and process technology.

    The Company's design efforts focus on product specification, memory cell and array structure, logic and circuit design, simulation and layout. The Company has invested in advanced computer aided design ("CAD") systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. The Company leverages its memory expertise to develop products in related memory areas including memory embedded into other functions such as the voice recording chip. In addition, the Company has developed proprietary product test software that allows it to test products accurately and cost effectively in high volumes.

MANUFACTURING

    The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor wafer manufacturers. As memory products are particularly well suited for the development of advanced process technology, the Company targets partners with which it can actively participate in developing and refining the process technology used to manufacture its specific products and apply the technology on an accelerated basis to bring new products to market rapidly. The Company believes that its fabless strategy enables it to introduce high performance memory products quickly and at low cost. To date, the Company's principal manufacturing relationship has been with TSMC, whereby the Company provides TSMC with design and process expertise in return for access to advanced process technology and committed wafer capacity at TSMC's wafer fabrication facilities. The Company also has a collaborative manufacturing relationship with Chartered for SRAM and FLASH products.

    In 1995, the Company entered into a manufacturing joint venture agreement with UMC that is expected to result in the delivery of wafers to the Company beginning in late 1997 until 2005. The joint venture agreement requires an equity investment by the Company of approximately $30 million of which approximately $7.0 million had been paid as of September 30, 1996.

    In 1996, the Company entered into a joint venture agreement with Altera Inc., Analog Devices Inc. and TSMC wherein TSMC, as the general partner, will construct a wafer fabrication facility in the state of Washington. The fabrication facility is intended to be a very advanced process technology facility capable of 0.35, 0.25 and 0.18 micron process technology. The joint venture, named WaferTech LLC, is expected to reach full production in approximately 1999/2000. The joint venture agreement requires an equity investment by the Company of $31.2 million of which, at September 30, 1996, $9.4 million had been paid.

    The Company has a technology transfer program with Belling Semiconductor in China. The Company has assisted Belling with certain EEPROM process technology and has begun to receive a limited supply of low cost wafers from Belling.

    The manufacturing of the Company's products is coordinated by ISSI-Taiwan, which is located in close proximity to TSMC and UMC in the Hsinchu Science-Based Industrial Park, a government-sponsored technology development zone. The Science Park location provides certain advantages, including preferential tax treatment, streamlined customs administration and government-subsidized development grants.

    After receiving wafers from its independent wafer foundries, the Company performs its own wafer probe testing, laser repair, and final testing in its product test facility at ISSI-Taiwan, which operates on a multiple shift basis. The Company's U.S. headquarters includes a smaller scale, duplicate product test facility used primarily to develop test programs and test procedures and to supplement product test capacity in Taiwan. Both the Taiwan and U.S. facilities have clean rooms that are equipped for the wafer probe segment of the testing process. Packaging and assembly operations are performed by subcontractors, principally in Taiwan. A comprehensive quality control program is in place in both facilities. The Company has adopted ISO 9000 as its quality management standard. The Company's U.S. facility has received certification under ISO 9001 standards and the Company's Taiwan facility has received certification under ISO 9002 standards.

    Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. In addition, UMC manufactures integrated circuits, including SRAMs, for its own account. During 1995, the semiconductor industry, including the Company, experienced wafer capacity shortages. In 1996, the industry, including the Company, experienced a general oversupply of wafers. Although the Company has written commitments for increasing capacity on a year-to-year basis, the Company would currently have little or no recourse if a wafer supplier chose to prioritize capacity for other use or reduce or eliminate deliveries to the Company. The equity investment arrangements and related purchase agreements by the Company with TSMC and UMC will provide the Company with guaranteed capacity, and thus will mitigate this risk in the future. However, these fabrication facilities are not yet operational. Although currently there is a general oversupply of wafer capacity, there can be no assurance that the Company's foundries will allocate sufficient wafer capacity to satisfy the Company's wafer requirements especially in times of wafer capacity shortages. Moreover, there can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would be able to produce an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected. In addition, since the construction of a wafer fabrication facility is a lengthy and complex endeavor, there can be no assurance that the TSMC joint venture fabrication facility or the UMC joint venture fabrication facility will be successfully completed and successfully enter into production.

    Although the Company's policy is to work closely with its manufacturing sources there are certain risks associated with the use of independent foundries, including the absence of a controlled source of supply, or delays in obtaining adequate wafer supplies. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Production yields can be affected by a large number of factors. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and changes in such foundry's processing steps. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business and operating results.

    The Company has certain minimum wafer purchasing commitments to its foundry partners in exchange for wafer capacity commitments. The Company agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company has minimum purchase obligations for its joint venture with UMC and WaferTech LLC. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

CUSTOMERS AND MARKETING

    The Company's customers include a broad range of original equipment manufacturers ("OEM") and PC motherboard manufacturers. The Company's SRAM products are used primarily in high speed modems, local area networks, bridges and routers, PC cache, disk drives, cellular phones and adaptor cards. The Company's nonvolatile memory products have a wide range of memory applications, including high speed modems, local area networks, adaptor cards, cellular telephones and electronic games. In fiscal 1996, one customer, U.S. Robotics, a manufacturer of modems, networking equipment and access hardware for internet service providers, accounted for approximately 22% of the Company's net sales. In fiscal 1995 and 1994, no customer accounted for more than 10% of the Company's net sales.

    In the United States, the Company markets its products through a direct sales force and independent sales representatives. The Company engaged a U.S. distributor in 1995, and added a second U.S. distributor in 1996. The Company is continuing to expand its marketing and sales activity in Europe.

    The Company has a direct sales and marketing organization based in Taipei, Taiwan that is primarily responsible for the Asian market. To date, a majority of the Company's Asian sales have been to Taiwan customers. In addition, the Company is in the process of expanding its sales and distribution efforts in other Asian countries, in particular Japan, Hong Kong, Singapore, Korea and the People's Republic of China.

    The Company markets and distributes its products on a worldwide basis. In fiscal 1996, approximately 53% of the Company's net sales were attributable to customers located in the United States, 10% was attributable to customers located in Europe and 37% was attributable to customers located in Asia. In fiscal 1995, approximately 35% of the Company's net sales were attributable to customers located in the United States, 9% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. In fiscal 1994, approximately 34% of the Company's net sales were attributable to customers located in the United States, 1% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 1996, 1995, and 1994, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 47%, 65% and 68% of the Company's net sales, respectively. See Note 11 of Notes to Consolidated Financial Statements.

    The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. The Company's Taiwan subsidiary employs over one-half of the Company's total work force. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company periodically monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. Although the Company's business and results of operations have not been materially and adversely impacted by exchange rate fluctuations, there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

    The Company manufactures and markets primarily standard products. Sales are generally made pursuant to standard purchase orders, which can be revised during the agreement term to reflect changes in the customer's requirements. The Company has also entered into master purchase agreements with certain of its OEM customers. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related OEM agreements. Generally, these purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

COMPETITION

    The semiconductor memory market is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including product pricing, the rate at which OEM customers incorporate the Company's products into their systems, access to advance process technologies at competitive prices, product functionality and performance, successful and timely product development, wafer supply and achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results. In addition, the Company is vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products.

    The high performance SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the high performance SRAM market, the Company competes with several major domestic and international semiconductor companies including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology ("IDT"), Micron Technology, Motorola, Samsung, Sony, Toshiba, UMC and Winbond. The Company also competes with new and emerging companies which have recently entered or may in the future enter the market. The Company also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but have not previously participated in the SRAM market sector. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

    In the nonvolatile memory market, the Company's primary competitors include Advanced Micro Devices ("AMD"), Atmel, Intel and SGS-Thomson Microelectronics. The Company also competes with many small to medium-sized companies in one or more segments of the market. Certain of the Company's competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than the Company. The Company believes that the principal competitive factor in the market for EPROM and EEPROM is price and speed, respectively. In the area of FLASH memory, the Company faces competition from companies that have already established FLASH memory products, particularly Intel and AMD. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

    The process technology used by the Company's manufacturing sources, including process technology that the Company has developed with its foundries, can be used by such manufacturers to produce products for other companies, including the Company's competitors. Although the Company believes that its participation in the development of the processes provides it the advantage of early access to such processes, there can be no assurance that the rights of the manufacturer will not be used to benefit the Company's competitors.

PRODUCT WARRANTY

    Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

RESEARCH AND DEVELOPMENT

    Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. The Company's research and development activities are focused primarily on the development of advanced process technologies and new memory circuit designs. The Company currently designs its high performance memory products and jointly develops advanced process technology with its manufacturing partners from its headquarters in Sunnyvale, California. The Company's Taiwan and Hong Kong subsidiaries are responsible for the development of application-specific products, such as the Voice EPROM.

    The Company is currently designing new SRAM and nonvolatile products. SRAM products under development include both 3.3 volt and 5 volt designs. Nonvolatile memory programs include the development of higher density FLASH products. Several new product families are also under development. The Company's technology and product development expenditures in fiscal 1996, 1995 and 1994 were $21.4 million, $14.9 million and $8.8 million, respectively.

PATENTS

    As of September 30, 1996, the Company held four U.S. patents and has a fifth patent allowed but not yet issued. This fifth patent was subsequently issued on October 22, 1996. These patents expire between 2010 and 2013. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

    In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been and may from time to time continue to be notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. In this regard, the Company has been notified by several companies that it may be infringing certain patents with respect to its products and underlying process technology. Although none of these companies have pursued a claim against the Company, there is no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or which may be necessary to protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

EMPLOYEES

    As of September 30, 1996, the Company had approximately 380 employees, of which 219 were based in Taiwan, 149 in the U.S., 7 in the People's Republic of China and 5 in Hong Kong. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that the Company will successfully staff all necessary positions. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages as of September 30, 1996 are as follows:

       Name        Age                     Position

Jimmy S.M. Lee     41    Chairman, Chief Executive Officer, President, and Director
Kong-Yeu Han       41    Executive Vice President, Office of the President, General
                         Manager-Taiwan and Director
Gary L. Fischer    45    Executive Vice President, Office of the
                         President and Chief Financial Officer


BACKGROUND OF EXECUTIVE OFFICERS

    Jimmy S.M. Lee has served as Chief Executive Officer, President and a director of the Company since he co-founded the Company in October 1988. He has also served as a director of ISSI-Taiwan since September 1990. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, Inc., a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Prior thereto, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

    Kong-Yeu Han has served as the Company's Executive Vice President since April 1995, as General Manager, ISSI-Taiwan since September 1990 and as a director of the Company since he co-founded the Company in October 1988. He has also served as a director of ISSI-Taiwan since September 1990. From October 1988 to September 1990, he also served as Vice President, Engineering of the Company. From 1985 to 1988, Mr. Han was design engineering manager at Vitelic Corporation, a semiconductor company, and from 1984 to 1985 he was a staff engineer at Signetics Corporation. From 1980 to 1984, Mr. Han was a senior engineer at AMD and its subsidiary Monolithic Memories, Inc. ("MMI"), both of which are semiconductor companies. Mr. Han holds an M.S. degree in electrical engineering from the University of California, Santa Barbara and a B.S. degree in electrical engineering from National Taiwan University.

    Gary L. Fischer has served as the Company's Executive Vice President since April 1995 and as Chief Financial Officer since June 1993. He also served as Vice President, Finance and Administration from December 1993 to April 1995 and as Vice President, Finance from June 1993 to December 1993. From December 1992 to April 1993, Mr. Fischer was Vice President, Finance and Chief Financial Officer of Shaman Pharmaceuticals, Inc., a pharmaceutical company. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

    Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

ITEM 2. PROPERTIES

    The Company's U.S. headquarters occupies two leased facilities, totaling approximately 43,000 square feet, in Sunnyvale, California in which its executive offices, technology and product development groups and some testing facilities are located. The leases on these facilities expire in May 1997. ISSI-Taiwan occupies two leased facilities totaling approximately 48,000 square feet in the Hsinchu Science-Based Industrial Park in Hsinchu, Taiwan. These leases expire in October and November 1997 and are subject to annual renewal. The Company also leases sales offices in five states, Taipei, Taiwan and China and engineering offices in Hong Kong.

    The Company entered into a ten year lease effective December 1, 1996 for a facility in Santa Clara, California totaling 93,000 square feet. The lease expires in February 2007. The Company intends to sublease approximately 23,000 square feet of this space to a third party. The Company plans to vacate its two leased facilities in Sunnyvale, California and relocate to the Santa Clara facility in late December 1996. The Company needs additional space in Taiwan to accommodate its growth. In this regard, the Company has begun the construction of a building of approximately 225,000 square feet in the Hsinchu Science-Based Industrial Park to house its Taiwan operation at a cost of approximately $18 million. Occupancy is expected to begin in late 1997.

ITEM 3.  LEGAL PROCEEDINGS

    On December 13, 1995, a securities class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the co-lead underwriters for the company's initial public offering and secondary offering, on behalf of all persons who purchased the Company's common stock between February 3, 1995, and December 5, 1995 (the "Lawsuit"). The Lawsuit asserts claims under Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Lawsuit seeks damages in an unspecified amount. The Company believes it has meritorious defenses to the Lawsuit and intends to defend the case vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

    The Company's common stock has been quoted on the Nasdaq National Market under the symbol ISSI since the Company's initial public offering on February 3, 1995 at $13.00 per share. Prior to such date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market.


    Fiscal Year ending September 30, 1996               High               Low
                                                      -------            -------

    Fourth quarter                                    $13.375            $  8.00
    Third quarter                                      19.125             10.625
    Second quarter                                      18.75             11.375
    First quarter                                       38.00              15.00

    Fiscal Year ending September 30, 1995                     High          Low
                                                             ------       ------

    Fourth quarter                                           $73.25       $31.50
    Third quarter                                             58.25        31.75
    Second  quarter (from February 3, 1995)                   43.50        16.75

HOLDERS OF RECORD

    As of November 22, 1996, there were approximately 321 stockholders of record for the Company's common stock.

DIVIDENDS

    The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. The Company is subject to legal restrictions related to distribution of earnings of its Taiwan subsidiary. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                    Fiscal Year Ended September 30,
                                         1996         1995        1994       1993       1992
                                      ---------     --------    -------    -------    -------
                                                 (in thousands, except per share data)

Net sales                             $ 132,039     $123,201    $60,836    $52,662    $29,140
Gross margin                             31,855       62,252     20,553     15,671      6,084
Operating income (loss)                  (4,683)      34,476      4,994      5,755        494
Net income                                1,015       29,653      4,612      5,782        555
Net income per share (1)                   0.06         1.79       0.34         --         --
Working capital                         107,929      120,839     16,648     11,957      7,404
Total assets                            178,039      204,441     33,243     28,883     21,435
Total long-term obligations,
  notes payable, and current
  portion of long-term obligations       14,534       33,888      1,526      2,963      2,940
Stockholders' equity                    142,435      139,909     21,187     15,963     10,615
Dividends paid                               --           --         --         --         --

---------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income per share. Prior to 1994, Statements of Income omit the historical net income per share as it was not presented in the Company's initial public offering registration statement. Pro forma income per share is presented for fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

    Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 7% to $132.0 million in fiscal 1996 from $123.2 million in fiscal 1995. The Company's SRAM product family accounted for a substantial majority of total net sales in fiscal 1996 and 1995. During fiscal 1996, there was a significant drop in the average selling prices of SRAM products due to worldwide over capacity. Although the Company increased its unit shipments of SRAM products in fiscal 1996 from fiscal 1995, this increase in unit shipments was generally offset by lower average selling prices. The increase in total sales of approximately 7% was primarily attributable to growth in the Company's NVM product line sales which more than doubled in fiscal 1996 compared to fiscal 1995. During fiscal 1996 and 1995, the Company's 256K SRAM products accounted for a majority of its net sales. Although the Company anticipates that its 256K SRAM products will continue to account for a significant portion of sales, the proportion of such sales is expected to decline as demand shifts to higher density products, particularly the 512K and 1 megabit products. The Company believes that the average selling prices of its existing products will continue to decline for the next several quarters. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices".

    Gross Profit. The Company's cost of revenues includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs and costs associated with in-house product testing and quality assurance. Gross profit decreased 49% to $31.9 million in fiscal 1996 from $62.3 million in fiscal 1995. As a percentage of net sales, gross profit decreased to 24.1% for fiscal 1996 from 50.5% for fiscal 1995. The decline in gross margin includes a $15.0 million write-down of inventory recorded in the June 1996 quarter. There can be no assurance that additional inventory write-downs will not be needed in the future and such write-downs could have a material adverse affect on the Company's future operating results. The general decrease in gross profit was primarily the result of lower average selling prices for the Company's SRAM products in fiscal 1996 compared to fiscal 1995. The Company experienced a significant drop in the average selling prices of its SRAM products in fiscal 1996 and, to a lesser extent, a decline in the average selling prices of its NVM products. Although product costs were also generally lower in fiscal 1996, the significant drop in average selling prices resulted in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. The Company has product cost reduction programs in place and believes that the excess wafer capacity at its suppliers will result in reduced wafer costs. However, there can be no assurance that product cost reductions will occur or that such possible reductions will be sufficient to offset the expected declines in average selling prices.

    Research and Development. Research and development expenses increased by 44% to $21.4 million in fiscal 1996 from $14.9 million in fiscal 1995. As a percentage of net sales, research and development expenses increased to 16.2% in fiscal 1996, from 12.1% in fiscal 1995. The increase was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During fiscal 1996, the Company's development efforts principally focused on geometry reductions for its memory products, synchronous SRAMs, wider bus width SRAMs such as 64K x 32 and 32K x 16 configurations, Flash memories, Voice EPROMs, and other memory related products. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

    Selling, General and Administrative. Selling, general and administrative expenses increased by 18% to $15.2 million in fiscal 1996 from $12.9 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased to 11.5% in fiscal 1996, from 10.5% in fiscal 1995. The increase was primarily the result of the addition of marketing and sales personnel, payroll related expenses and increased selling commissions. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

    Interest and other income, Net. Interest and other income, net increased to $4.5 million in fiscal 1996 from $2.5 million in fiscal 1995, primarily due to increased net interest earnings as a result of higher cash and short-term investment balances.

    Benefit for Income Taxes. The Company recorded a tax benefit of $1,158,000 for fiscal year 1996 which was primarily attributable to a net loss before income taxes, the Company's Taiwan tax exemption and investment tax credits earned in Taiwan.

    As a result of its location in the Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan receives a significant tax exemption for taxable income from October 1, 1992 through September 30, 1997. The precise amount of the exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate. For fiscal 1996, the Company was able to reduce current taxes payable by approximately $1,510,000 ($0.08 per share) related to this exemption. In addition, the Company recognized benefits from investment tax credits in Taiwan of approximately $1,018,000 in the current fiscal year. There can be no assurances that the Company's current tax status in Taiwan will not change in the future due to changes in the regulatory environment, the inability to qualify for exempt status or other factors.

    The Company has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 30, 1996. Approximately $1,832,000 of the valuation allowance at September 30, 1996 is attributable to tax benefits of stock option deductions which will be credited to paid in capital when realized.

    FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

    Net Sales. Net sales increased by 103% to $123.2 million in fiscal 1995 from $60.8 million in fiscal 1994. The increase in sales was principally due to increased unit shipments of SRAM products and, to a lesser extent, nonvolatile memory products, changes in product mix to lower voltage (3.3v) and higher density products, and higher average selling prices for the Company's SRAM products. The increased units were a result of increased wafer allocation from the Company's primary outside foundry, TSMC, and design improvements which resulted in more die per wafer. The Company generally experienced increasing average selling prices for its SRAM products in fiscal 1995 compared to fiscal 1994 due to a general shortage of wafer capacity in the industry.

    Gross Profit. Gross profit increased 203% to $62.3 million in fiscal 1995 from $20.6 million in fiscal 1994. As a percentage of net sales, gross profit increased to 50.5% for fiscal 1995 from 33.8% for fiscal 1994. This change was a result of increased shipments in fiscal 1995 of higher margin products such as the 3.3 volt 256K SRAM and the higher density 512K and 1 Meg SRAMs, higher average selling prices for SRAM products in general, and reduced die costs as a result of advances in design geometries from 0.64 and 0.60 micron to 0.5 micron for the Company's primary products.

    Research and Development. Research and development expenses increased by 70% to $14.9 million in fiscal 1995 from $8.8 million in fiscal 1994. As a percentage of net sales, research and development expenses decreased to 12.1% in fiscal 1995 from 14.4% in fiscal 1994. The increase in absolute dollars was primarily the result of an increase in engineering personnel, including the establishment of an engineering group in the People's Republic of China, and increased expenses related to the development of new products.

    Selling, General and Administrative. Selling, general and administrative expenses increased by 90% to $12.9 million in fiscal 1995 from $6.8 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses decreased to 10.5% in fiscal 1995 from 11.2% in fiscal 1994. The increase in absolute dollars was primarily the result of increased sales commissions as the Company expanded its network of manufacturing representatives and added marketing and sales personnel.

    Interest and other income, Net. Interest and other income, net increased to $2.5 million in fiscal 1995 from $0.4 million in fiscal 1994, primarily due to increased net interest income as a result of higher cash and short-term investment balances.

    Provision for Income Taxes. As a result of its location in the Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan receives a significant tax exemption for taxable income from October 1, 1992 through September 30, 1997. For fiscal 1995, the Company recognized a tax benefit of approximately $5.0 million ($0.30 per share) related to this exemption.

    For fiscal 1995, the Company increased its provision for income taxes to 20% of income before income taxes and minority interest as compared to 15% for fiscal 1994, primarily reflecting increased operating income attributable to the Company's U.S. operations. The Company's consolidated effective tax rate for any given period is calculated by dividing the total provision for income taxes incurred by the Company and each of its subsidiaries by consolidated pre-tax income before minority interest in net loss of consolidated subsidiary. Losses incurred by one subsidiary generally are not deductible by another subsidiary in calculation of their respective taxes. Therefore, the relative earnings of the Company and its subsidiaries would affect the Company's consolidated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $81.5 million, of which approximately $6.5 million are held by ISSI-Taiwan. Approximately $7.0 million of the cash held by the Company is restricted as of September 30, 1996 for purposes of securing available short-term lines of credit and letters of credit. During fiscal 1996, operating activities utilized cash of approximately $13.6 million. Cash utilized by operations was primarily due to increases in inventory and prepaid and other assets and decreases in accounts payable, partially offset by decreases in accounts receivable and net income adjusted for non-cash items. In addition, the Company received net proceeds from borrowings under short-term and long-term lines of credit of $11.8 million.

    The Company made capital expenditures of approximately $20.4 million in fiscal 1996, primarily for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $6 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company commenced construction, in July 1996, of an $18.0 million facility in the Hsinchu Science-Based Industrial Park to house its Taiwan operations. The building is expected to be completed in late 1997.

    In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company will invest $31.2 million for a 4% equity interest in the venture and as of September 30, 1996, $9.4 million had been paid by the Company to WaferTech in this regard. The next payments by the Company of $9.4 million and $12.4 million are expected to be made in December 1996 and November 1997, respectively. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company agreed to make certain annual payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and is being credited towards the purchase of wafers in 1996. The additional required payments totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company, a portion of which is secured by a letter of credit for $4.8 million. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest approximately $30 million for a 5% equity interest in a joint manufacturing venture of which UMC retains 55% ownership. As of September 30, 1996, approximately $7.0 million has been paid by the Company to UMC for the joint venture. Based on the completion of certain milestones, the Company is committed to future payments to UMC of approximately $23.0 million. The next payments of approximately $15.0 million and $8.0 million are expected to be made in January 1997 and July 1997, respectively, subject to certain milestone completions.

    The Company has $23.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of September 30, 1996, the Company had borrowings of approximately $3.6 million under these short-term lines of credit.

    The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of September 30, 1996 were $10.9 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.50% to 6.625% and are payable in quarterly installments through 2003. As of September 30, 1996, the Company had available long-term lines of credit of approximately $13.3 million of which approximately $10.9 million is for construction financing for the Company's new facility in the Hsinchu Science-Based Industrial Park.

    The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may also use bank borrowings and capital leases depending on the terms available.

    The Company, from time to time, evaluates potential acquisitions and equity investments complementary to its memory expertise and market strategy. To the extent the Company pursues such transactions, any such transactions could require the Company to seek additional equity or debt financings to fund such activities and, in certain circumstances, to provide product or technology rights. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all.


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

    The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements and fluctuations in manufacturing yield. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. There can be no assurance that the Company will not experience further declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

    Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and to introduce and sell new products which compensate for the anticipated declines in the average selling prices of its products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

    Shifts in industry-wide wafer capacity from shortages to oversupply or from oversupply to shortages may also result in significant fluctuations in the Company's quarterly or annual operating results. Excess capacity may result in declining average selling prices or write downs in the value of inventory due to excess inventory or inventory values that exceed selling prices. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down of inventory.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

    In fiscal 1996, substantially all of the Company's net sales were derived from the sale of SRAM products, primarily 256K products. Substantially all of the Company's products are incorporated into computer and computer-peripheral products such as modems, disk drives and networks. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC or PC peripherals industry.

CUSTOMER CONCENTRATION

    The Company's sales are concentrated within a limited customer base. In fiscal 1996, one customer accounted for approximately 22% of net sales. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

    The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor manufacturers. To date, the Company's principal manufacturing relationship has been with TSMC, and in fiscal 1996, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying increasing wafer quantities, the Company would have little or no recourse if its wafer suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

    The Company has agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company also agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company also has minimum purchase obligations for its joint venture with UMC and WaferTech LLC. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results would be materially and adversely affected.

CLAIMS REGARDING INTELLECTUAL PROPERTY

    In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and may from time to time continue to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there is no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could result in protracted, costly litigation and cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely effect the Company's business and operating results.

MANAGEMENT OF GROWTH

    The Company has grown rapidly over the last several years. This growth has resulted in a significant increase in responsibilities for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management systems, to successfully attract new employees and to properly train, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the Company's business and operating results could be materially and adversely affected.

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

VOLATILITY OF STOCK PRICE

    The trading price of the Common Stock increased substantially after the Company's initial public offering in February 1995, subsequently declined, and could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, future announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial StatementS


                                                                          Page

Report of Independent Auditors....................................         20

Financial Statements:
    Consolidated Statements of Income
        for Fiscal Years Ended September 30, 1996,
        September 30, 1995, and September 30, 1994................         21

    Consolidated Balance Sheets
        as of September 30, 1996, and September 30, 1995..........         22

    Consolidated Statements of Stockholders' Equity
        for Fiscal Years Ended September 30, 1996,
        September 30, 1995, and September 30, 1994................         23

    Consolidated Statements of Cash Flows
        for Fiscal Years Ended September 30, 1996,
        September 30, 1995, and September 30, 1994................         24

    Notes to Consolidated Financial Statements....................         25

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

    We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        ERNST & YOUNG LLP





San Jose, California
October 28, 1996

                        Integrated Silicon Solution, Inc.
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                               Years Ended September 30,
                                         ------------------------------------
                                            1996          1995         1994
                                         ---------     ---------     --------

Net sales                                $ 132,039     $ 123,201     $ 60,836

Cost of sales (other than item below)       85,184        60,949       40,283
Inventory write-down                        15,000            --           --
                                         ---------     ---------     --------
Total cost of sales                        100,184        60,949       40,283
                                         ---------     ---------     --------
Gross profit                                31,855        62,252       20,553
                                         ---------     ---------     --------
Operating expenses:
  Research and development                  21,350        14,852        8,750
  Selling, general and administrative       15,188        12,924        6,809
                                         ---------     ---------     --------
    Total operating expenses                36,538        27,776       15,559
                                         ---------     ---------     --------
Operating income (loss)                     (4,683)       34,476        4,994
Interest and other income                    4,803         2,631          605
Interest expense                              (335)          (88)        (218)
                                         ---------     ---------     --------
Income (loss) before income taxes and
  minority interest                           (215)       37,019        5,381
Provision (benefit) for income taxes        (1,158)        7,404          807
                                         ---------     ---------     --------
Income before minority interest                943        29,615        4,574
Minority interest in net loss of
  consolidated subsidiary                      (72)          (38)         (38)
                                         ---------     ---------     --------
Net income                               $   1,015     $  29,653     $  4,612
                                         =========     =========     ========
Net income per share                     $    0.06     $    1.79     $   0.34
                                         =========     =========     ========
Shares used in per share calculation        18,356        16,534       13,747
                                         =========     =========     ========

         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                     September 30,
                                                                               -----------------------
                                                                                  1996          1995
                                                                               ---------     ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $  12,237     $  29,452
    Restricted cash                                                                7,023           986
    Short-term investments                                                        62,200        80,300
    Accounts receivable, net of allowance for doubtful
         accounts of $2,002 in 1996 and $1,297 in 1995                            11,316        18,746
    Inventories                                                                   22,469        11,114
    Other current assets                                                          13,777        11,822
                                                                               ---------     ---------
Total current assets                                                             129,022       152,420
Property, equipment, and leasehold improvements, net                              31,129        17,946
Other assets                                                                      17,888        34,075
                                                                               =========     =========
Total assets                                                                   $ 178,039     $ 204,441
                                                                               =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                $   3,617     $      --
  Accounts payable                                                                 8,912        15,370
  Accrued compensation and benefits                                                3,994         5,632
  Accrued expenses                                                                 3,298         1,719
  Income tax payable                                                                 550         3,535
  Current portion of long-term obligations                                           722         5,325
                                                                               ---------     ---------
Total current liabilities                                                         21,093        31,581
Income tax payable - noncurrent                                                    4,298         4,298
Long-term obligations                                                             10,195        28,563
Minority interest in consolidated subsidiary                                          18            90
Stockholders' equity:
  Convertible preferred stock, $0.0001 par value: Authorized shares -
        5,000 in 1996 and 1995. No shares outstanding                                 --            --
  Common stock, $0.0001 par value: Authorized shares -
         70,000 in 1996 and 35,000 in 1995. Issued and outstanding shares -
         17,607 in 1996 and 17,225 in 1995                                             2             2
  Additional paid-in capital                                                     104,788       102,376
  Retained earnings                                                               39,952        38,937
  Cumulative translation adjustment                                               (2,246)       (1,302)
  Unearned compensation                                                              (61)         (104)
                                                                               ---------     ---------
Total stockholders' equity                                                       142,435       139,909
                                                                               =========     =========
Total liabilities and stockholders' equity                                     $ 178,039     $ 204,441
                                                                               =========     =========

         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                    Convertible
                                                  Preferred Stock            Common Stock       Additional
                                                -------------------       -----------------      Paid-In        Retained
                                                 Shares      Amount       Shares     Amount      Capital        Earnings
                                                -------------------------------------------------------------------------

Balance at September 30, 1993                    31,314        $ 3         4,669       $-       $  11,731        $ 4,672
   Stock options exercised                           --         --           123        -              52             --
   Issuance of common stock                          --         --             5        -              20             --
   Unearned compensation                             --         --            --        -              35             --
   Translation adjustment                            --         --            --        -              --             --
   Net income                                        --         --            --        -              --          4,612
                                                -------------------------------------------------------------------------
Balance at September 30, 1994                    31,314          3         4,797        -          11,838          9,284
   Stock options exercised                           --         --           517        -           1,008             --
   Issuance of common stock in public
        offering  and exercise of warrant            --         --         4,082        1          85,979             --
   Conversion to common stock                   (31,314)        (3)        7,829        1               2             --
   Unearned compensation                             --         --            --        -             131             --
   Amortization of unearned
          compensation                               --         --            --        -              --             --
   Cancellation of stock options                     --         --            --        -             (30)            --
   Tax benefits from sale of common
          stock                                      --         --            --        -           3,448             --
   Translation adjustment                            --         --            --        -              --             --
   Net income                                        --         --            --        -              --         29,653
                                                -------------------------------------------------------------------------
Balance at September 30, 1995                        --         --        17,225        2         102,376         38,937
   Stock options exercised                           --         --           253        -             952             --
   Shares issued under stock purchase
         plan                                        --         --           129        -           1,357             --
   Amortization of unearned
     compensation                                    --         --            --        -              --             --
   Tax benefits from sale of common
     stock                                           --         --            --        -             103             --
   Translation adjustment                            --         --            --        -              --             --
   Net income                                        --         --            --        -              --          1,015
                                                =========================================================================
Balance at September 30, 1996                        --        $--        17,607       $2       $ 104,788        $39,952
                                                =========================================================================

                                                Cumulative                     Total
                                                Translation    Unearned    Stockholders'
                                                Adjustment   Compensation     Equity
                                                ----------------------------------------

Balance at September 30, 1993                    $  (443)       $  --        $  15,963
   Stock options exercised                            --           --               52
   Issuance of common stock                           --           --               20
   Unearned compensation                              --          (35)              --
   Translation adjustment                            540           --              540
   Net income                                         --           --            4,612
                                                ----------------------------------------
Balance at September 30, 1994                         97          (35)          21,187
   Stock options exercised                            --           --            1,008
   Issuance of common stock in public
        offering  and exercise of warrant             --           --           85,980
   Conversion to common stock                         --           --               --
   Unearned compensation                              --         (131)              --
   Amortization of unearned
          compensation                                --           32               32
   Cancellation of stock options                      --           30               --
   Tax benefits from sale of common
          stock                                       --           --            3,448
   Translation adjustment                         (1,399)          --           (1,399)
   Net income                                         --           --           29,653
                                                ----------------------------------------
Balance at September 30, 1995                     (1,302)        (104)         139,909
   Stock options exercised                            --           --              952
   Shares issued under stock purchase
         plan                                         --           --            1,357
   Amortization of unearned
     compensation                                     --           43               43
   Tax benefits from sale of common
     stock                                            --           --              103
   Translation adjustment                           (944)          --             (944)
   Net income                                         --           --            1,015
                                                ========================================
Balance at September 30, 1996                    $(2,246)       $ (61)       $ 142,435
                                                ========================================

         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    Years Ended September 30,
                                                                              ------------------------------------
                                                                                 1996          1995         1994
                                                                              ---------     ---------     --------

Cash flows from operating activities:
   Net income                                                                 $   1,015     $  29,653     $  4,612
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                              7,586         3,816        2,436
       Provision for losses on accounts receivable                                  714         1,185        1,333
       Net foreign currency transaction (gains) losses                             (311)          225           50
       Minority interest in net loss of consolidated subsidiary                     (72)          (38)         (38)
       Changes in operating assets and liabilities:
         Accounts receivable                                                      6,581       (11,694)      (2,436)
         Inventories                                                            (11,592)       (3,725)      (1,040)
         Other assets                                                            (7,710)      (10,641)        (948)
         Accounts payable                                                        (6,721)        7,288         (360)
         Accrued expenses                                                        (3,104)       13,367          805
                                                                              ---------     ---------     --------
               Net cash provided by (used in) operating activities              (13,614)       29,436        4,414
Cash flows from investing activities:
   Acquisition of property, equipment, and leasehold improvements               (20,423)      (17,411)      (2,843)
   Purchases of available-for-sale securities                                  (197,800)     (184,650)          --
   Sales of available-for-sale securities                                       215,900       104,350           --
    Investment in WaferTech, LLC                                                 (9,360)           --           --
                                                                              ---------     ---------     --------
               Net cash used in investing activities                            (11,683)      (97,711)      (2,843)
Cash flows from financing activities:
   Proceeds from issuance of stock                                                2,352        87,020           72
   Borrowings under notes payable and long-term obligations                      28,018         4,317       11,178
   Principal payments of notes payable and long-term obligations                (16,172)       (3,155)     (12,650)
   Proceeds from joint venture partner                                               --            --          166
   Decrease (increase) in restricted cash                                        (6,037)          355        1,078
                                                                              ---------     ---------     --------
               Net cash provided by (used in) financing activities                8,161        88,537         (156)
Effect of exchange rate changes on cash and cash equivalents                        (79)         (226)         376
                                                                              ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents                            (17,215)       20,036        1,791
Cash and cash equivalents at beginning of year                                   29,452         9,416        7,625
                                                                              =========     =========     ========
Cash and cash equivalents at end of year                                      $  12,237     $  29,452     $  9,416
                                                                              =========     =========     ========

         See the accompanying notes to consolidated financial statements

                   Notes to Consolidated Financial Statements


NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Integrated Silicon Solution, Inc. (the "Company") was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993.


BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.


CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" all affected debt securities must be classified as held-to-maturity, trading, or available-for-sale and equity securities must be classified as trading or available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

         At September 30, 1996 and 1995, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1996 and 1995, the cost of these securities approximated the fair value and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the twelve months ended September 30, 1996 and 1995.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

                   Notes to Consolidated Financial Statements


PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

         Property, equipment, and leasehold improvements are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the beginning of the lease term. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from three to seven years, or the lease term of the respective assets, if applicable.


REVENUE RECOGNITION

         The Company recognizes revenue to non-distributor customers upon shipment. The Company provides for estimated sales returns on sales to these customers. A portion of the Company's sales is made to distributors under terms allowing certain rights of return and price protection on unsold merchandise held by the distributor. These agreements can be canceled by either party upon written notice, at which time the Company would repurchase unsold inventory. Accordingly, recognition of sales to these distributors has been deferred until the merchandise is resold.


FOREIGN CURRENCY TRANSLATION

         The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a separate component of stockholders' equity.


USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


CONCENTRATION OF CREDIT RISK

      The Company operates in one business segment, which is to design, develop, and market high performance SRAM and nonvolatile memory integrated circuits. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers and personal computer motherboard manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In 1994, the Company incurred a specific write-off of approximately $1.0 million as a result of the bankruptcy proceeding of one of its principal customers. In fiscal year 1996, sales to one customer were $29,021,000, or 22% of total net sales. In fiscal years 1995 and 1994, no customer exceeded 10% of total net sales.

         The Company maintains cash, cash equivalents, and short-term investments with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. To date, the Company has not incurred losses related to these investments.

                   Notes to Consolidated Financial Statements

SEMICONDUCTOR INDUSTRY RISKS

         To date the Company has derived substantially all of its revenues from the sale of SRAM products. The Company is undertaking efforts to diversify into other product areas such as NVM products. If the market for SRAM products should decline and the Company has not successfully diversified, such decline would have a material adverse affect on the Company's financial performance.

         The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements and fluctuations in manufacturing yield. Other factors include potential inventory write-downs, changes in product mix, in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.


NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued by the Company at prices below the initial public offering price of the Company's common stock during the twelve-month period prior to the Company's initial public offering in February 1995, have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method at the initial public offering price).


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. FAS 123 allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for employee stock-based compensation arrangements under APB Opinion No. 25, FAS 123 requires disclosures of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company plans to continue to account for employee stock-based compensation under APB Opinion No. 25.

                   Notes to Consolidated Financial Statements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FAS 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of this adoption will have a material impact on its financial condition or results of operations.


RECLASSIFICATION OF PRIOR YEAR BALANCES

         Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

NOTE 2. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following at September 30:

                                                            1996          1995
                                                          --------      --------
                                                              (In thousands)
            Cash                                          $  9,989      $  9,275
            Money market instruments                         3,189         4,698
            Certificates of deposit                          6,082        16,465
            Auction preferred stock                         42,500        66,800
            Municipal bonds due in more than 3 years        19,700        13,500
                                                          --------      --------
                Total                                     $ 81,460      $110,738
                                                          ========      ========


NOTE 3. INVENTORIES

         Inventories consisted of the following at September 30:

                                                         1996             1995
                                                        -------          -------
                                                             (In thousands)
            Purchased components                        $10,123          $ 3,993
            Work-in-process                               2,826            4,305
            Finished goods                                9,520            2,816
                                                        -------          -------
                                                        $22,469          $11,114
                                                        =======          =======

         During the third quarter of fiscal 1996, the Company recorded an inventory write-down of $15.0 million.

                   Notes to Consolidated Financial Statements

NOTE 4. OTHER CURRENT ASSETS AND OTHER ASSETS

         Other current assets and other assets consisted of the following at September 30:

                                                             1996         1995
                                                            -------      -------
                                                               (In thousands)
          Advance payment TSMC (see note 6)                 $ 2,326      $ 7,200
          Deferred tax asset                                  4,615        3,029
          Other                                               6,836        1,593
                                                            -------      -------
                                                            $13,777      $11,822
                                                            =======      =======
          Advance payment TSMC (see note 6)                 $    --      $26,400
          Capacity investment UMC (see note 12)               6,821        7,500
          Investment WaferTech LLC.  (see Note 12)            9,360           --
          Other                                               1,707          175
                                                            -------      -------
                                                            $17,888      $34,075
                                                            =======      =======


NOTE 5. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

         Property, equipment, and leasehold improvements consisted of the following at September 30:

                                                               1996         1995
                                                              -------      -------
                                                                 (In thousands)
          Machinery and equipment                             $43,209      $24,038
          Furniture and fixtures                                1,174          845
          Leasehold improvements                                1,763        1,470
          Construction in progress                                334           --
                                                              -------      -------
                                                               46,480       26,353
          Less accumulated depreciation and amortization       15,351        8,407
                                                              =======      =======
                                                              $31,129      $17,946
                                                              =======      =======


NOTE 6. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

         At September 30, 1996, ISSI-Taiwan had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $23,751,000 denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 1996, the Company had borrowings of approximately $3,617,000 outstanding under these lines of credit. These lines of credit expire at various times through July 1997. These lines of credit are secured by time deposits of approximately $2,223,000, which are recorded as restricted cash. Commitment fees relating to these lines are not material. At September 30, 1996, the weighted average interest rate on borrowing under these lines was 6.7%.


         In fiscal 1995, the Company's primary foundry partner, TSMC, committed to provide the Company with annual wafer capacity increases for each year through 2001. For wafer increases over 1994, the base year, the Company is obligated to pay a portion of the cost for the increased number of wafers even if the allocated annual increase is not purchased in that year. At September 30, 1995, this obligation was evidenced by approximately $31.2 million in promissory notes and a prepayment of $2.4 million. To the extent these obligations were recorded, an offsetting short-term and long-term asset was recorded. During fiscal 1996, the promissory notes were canceled (which also led to the elimination of the corresponding

                   Notes to Consolidated Financial Statements

asset), however, the Company's future commitments for the years 1997-2001 remained at approximately $31.2 million and the Company has established a letter of credit for $4.8 million covering the next capacity increase. At September 30, 1996, the Company's $2.4 million prepayment remained in short-term assets.

         Long-term obligations consisted of the following at September 30:

                                                                        1996         1995
                                                                       -------      -------
                                                                         (In thousands)
Capitalized lease obligations                                          $    --      $     6
Notes payable to bank, due in quarterly installments through 2000 with interest at 6.5% to 6.625% and secured by the Company's
   property and equipment                                               10,917        2,682
Notes payable to TSMC for additional capacity                               --       31,200
                                                                       -------      -------
                                                                        10,917       33,888
Less current portion                                                       722        5,325
                                                                       -------      -------
                                                                       $10,195      $28,563
                                                                       =======      =======


         At September 30, 1996, future minimum principal payments on notes payable and long-term obligations were as follows (in thousands):


         1997                                                    $   722
         1998                                                      1,978
         1999                                                      2,249
         2000                                                      1,781
         2001                                                      1,675
         Thereafter                                                2,512
                                                          -----------------
         Total                                                   $10,917
                                                          =================

         Interest of $235,000, $136,000 and $0 was capitalized in 1996, 1995 and 1994, respectively, and is included in fixed assets.


NOTE 7. CAPITAL STOCK

         The Company's Restated Certificate of Incorporation provides for 70,000,000 authorized shares of Common Stock and 5,000,000 shares of authorized but unissued preferred stock, the terms of which may be fixed by the Board of Directors, who have the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders of the Company. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

                   Notes to Consolidated Financial Statements

NOTE 8. STOCK PLANS

1989 STOCK OPTION PLAN

         During 1989, the Company adopted a stock option plan (the "Plan") that provides for incentive stock options for employees and nonstatutory stock options for employees, consultants and nonemployee directors of the Company.

         Incentive stock options and nonstatutory options granted under the Plan have five or ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

         The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment. Options to purchase 791,000 shares, 432,000 shares and 525,000 shares were exercisable as of September 30, 1996, 1995, and 1994, respectively.

         In the event of certain changes in control of the Company, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

         `The following table summarizes activity under the Plan:

                                                                              Options Outstanding
                                                          ---------------------------------------------------------
                                            Options            Number                                 Aggregate
                                           Available             of                Price               Exercise
                                           For Grant           Shares            Per Share              Price
                                        ----------------- ---------------------------------------------------------
                                                            (In thousands, except per share data)
Balance at September 30, 1993                1,200                 1,333       $ 0.12 - $ 4.00      $         2,574
     Granted                                  (767)                  767                $ 4.00                3,068
     Exercised                                  --                  (123)      $ 0.12 - $ 1.60                  (52)
     Canceled                                  213                  (213)      $ 0.20 - $ 4.00                 (554)
                                        ----------------- ---------------------------------------------------------
Balance at September 30, 1994                  646                 1,764       $ 0.12 - $ 4.00                5,036
     Granted                                  (929)                  929       $ 5.00 - $59.50               28,458
     Exercised                                  --                  (517)      $ 0.12 - $ 9.00               (1,008)
     Canceled                                  125                  (125)      $ 0.20 - $13.00                 (570)
     Authorized                                500                    --              -                          --
                                        ----------------- -----------------  -------------------  -----------------
Balance at September 30, 1995                  342                 2,051       $ 0.20 - $59.50               31,916
     Granted                                (1,599)                1,599       $9.625 - $26.00               29,986
     Exercised                                  --                  (253)      $ 0.20 - $13.00                 (952)
     Canceled                                  907                  (907)      $ 0.28 - $59.50              (30,316)
     Authorized                              1,000                    --              -                          --
                                        ----------------- -----------------  -------------------  -----------------
Balance at September 30, 1996                  650                 2,490       $ 0.20 - $27.50      $        30,634
                                        ================= =================  ===================  =================

                   Notes to Consolidated Financial Statements

         For certain options granted in 1995 and 1994, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $43,000, $32,000 and $0 was recognized for the years ending September 30, 1996, 1995, and 1994, respectively.


EMPLOYEE STOCK PURCHASE PLAN

         In March 1993, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deduction. The shares can be purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24 month offering period or the last day of each six-month purchase period. A total of 450,000 shares of common stock are reserved for issuance under the plan, of which 129,000 had been issued as of September 30, 1996.


1995 DIRECTOR STOCK OPTION PLAN

         The Board of Directors and stockholders approved the 1995 Director Stock Option Plan ("Director Plan") in December 1994 and January 1995, respectively. Under the terms of the Plan, 50,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. At September 30, 1996, 10,000 options (5,800 of which were vested) with an exercise price of $14.50 were outstanding.


NOTE 9.  STOCKHOLDERS' EQUITY

         The Company is subject to legal restrictions related to its distribution of ISSI-Taiwan earnings. In accordance with the Corporate Law of the Republic of China, before ISSI-Taiwan declares any part of net income as dividends and/or bonuses, ISSI-Taiwan must transfer 10% of its statutory net income to a legal reserve until such reserve is equal to ISSI-Taiwan's capital. At September 30, 1996, such restricted equity amounted to approximately $4,119,000. The legal reserve is not available for distribution; however, when the reserve exceeds 50% of ISSI-Taiwan's capital, 50% of the legal reserve in excess of 50% of ISSI-Taiwan's capital may be distributed in the form of stock. The reserve may be utilized at any time to offset a deficit. In addition, any distribution of equity of ISSI-Taiwan must allocate 1% of the related distribution to employees of ISSI-Taiwan.

                   Notes to Consolidated Financial Statements

NOTE 10.  INCOME TAXES

         The provision (benefit) for income taxes consisted of the following for the years ended September 30:


                                         1996            1995            1994
                                       --------        --------        --------
                                                    (In thousands)
Current:
   Federal                             $  3,137        $  7,989        $    781
   State                                    335           1,411              11
   Foreign                                  200             693             355
                                       --------        --------        --------
Total Current                             3,672          10,093           1,147

Deferred:
   Federal                               (3,062)         (2,257)           (340)
   State                                   (614)           (432)             --
   Foreign                               (1,154)             --              --
                                       --------        --------        --------
Total Deferred                           (4,830)         (2,689)           (340)
                                       --------        --------        --------
Total Provision (Benefit)              $ (1,158)       $  7,404        $    807
                                       ========        ========        ========

Pretax income from foreign operations was approximately $153,000, $28,320,000 and $6,330,000 for 1996, 1995, and 1994, respectively.

A reconciliation of the income tax provision (benefit) at the U.S. federal statutory rate (35%) to the income tax provision (benefit) at the effective tax rate is as follows for the years ended September 30:

                                                           1996           1995           1994
                                                         --------       --------       --------
                                                                     (In thousands)
Income taxes computed at the U.S. federal statutory
   rate                                                  $    (75)      $ 12,957       $  1,883
Operating losses with no current benefit                       --             89             --
Valuation of U.S. temporary differences                     1,104         (1,242)           165
Lower effective income tax rate of Taiwan                  (1,006)        (4,392)        (1,248)
Tax exempt interest income                                   (694)          (470)            --
State tax (net of federal effect)                            (184)           636              7
Other individually immaterial items                          (303)          (174)            --
                                                         --------       --------       --------
                                                         $ (1,158)      $  7,404       $    807
                                                         ========       ========       ========

                   Notes to Consolidated Financial Statements

         The components of deferred taxes consisted of the following at September 30:


                                                           1996           1995
                                                         --------       --------
                                                              (In thousands)
  Deferred tax assets:
      Depreciation                                       $    321       $    142
         Inventory and other valuation reserves             6,319          1,957
      Accrued expenses                                      2,509            784
      Taiwan - investment tax credit carryforwards          3,516             --
      Other, net                                              525            146
                                                         --------       --------
  Total deferred tax assets                                13,190          3,029
         Valuation allowance                               (7,163)            --
                                                         --------       --------
  Net deferred tax assets                                $  6,027       $  3,029
                                                         ========       ========

         The Company has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 30, 1996. The valuation allowance for deferred tax assets increased by $7,163,000 during fiscal 1996. Approximately $1,832,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

         As a result of its location in the Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan receives a significant tax exemption for taxable income from October 1, 1992 through September 30, 1997. The precise amount of the tax exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate. For fiscal 1996, the Company was able to reduce current taxes payable by approximately $1,510,000 ($0.08 per share) related to this exemption. In addition, the Company recognized benefits from investment tax credits in Taiwan of approximately $1,018,000 in fiscal 1996.

         Cumulative net undistributed earnings of ISSI-Taiwan for which no income taxes have been provided aggregated approximately $13,000,000 at September 30, 1996. These earnings are considered to be permanently invested in non-U.S. operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding tax payable to the foreign country. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with its hypothetical calculation. However, a U.S. foreign tax credit for the withholding tax payable on the distribution would be available to reduce U.S. taxes.

         In the event that ISSI-Taiwan's retained earnings, after deducting the legal reserve as described in Note 9, exceeds 200% of its capital, this excess retained earnings amount, if not distributed, is subject to a 10% tax. At September 30, 1996, ISSI-Taiwan's retained earnings, less the legal reserve, was approximately $49,700,000 below the amount represented by 200% of its capital.

                   Notes to Consolidated Financial Statements

NOTE 11.  GEOGRAPHIC AND SEGMENT INFORMATION


      The Company operates in one business segment, which is to design, develop, and market a broad range of high-performance SRAM and nonvolatile memory integrated circuits. The following table summarizes the Company's operations in different geographic areas:


                                                             Year Ended September 30, 1996
                                            -----------------------------------------------------------
                                            United States     Taiwan        Adjustments/
                                                                            Eliminations   Consolidated
                                            -----------------------------------------------------------
                                                                   (In thousands)

Sales to unaffiliated customers              $  85,676       $  46,363       $       --      $ 132,039
Transfers between geographic areas               6,250          70,450          (76,700)            --
                                             ---------       ---------       ----------      ---------
Total net sales                              $  91,926       $ 116,813       $  (76,700)     $ 132,039
                                             =========       =========       ==========      =========

Operating loss                               $  (3,751)      $    (615)      $     (317)     $  (4,683)
                                             =========       =========       ==========      =========

Identifiable assets                          $ 115,331       $  76,976       $  (14,268)     $ 178,039
                                             =========       =========       ==========      =========

Cash, cash equivalents, restricted cash
    and short-term investments               $  74,498       $   6,962       $       --      $  81,460
                                             =========       =========       ==========      =========

Accounts receivable from third-party
    customers                                $   6,910       $   4,406       $       --      $  11,316
                                             =========       =========       ==========      =========


                                                             Year Ended September 30, 1995
                                            -----------------------------------------------------------
                                             United States     Taiwan        Adjustments/
                                                                             Eliminations  Consolidated
                                            -----------------------------------------------------------
                                                                   (In thousands)

Sales to unaffiliated customers              $  59,677       $  63,524       $       --      $ 123,201
Transfers between geographic areas               1,648          35,487          (37,135)            --
                                             ---------       ---------       ----------      ---------
Total net sales                              $  61,325       $  99,011       $  (37,135)     $ 123,201
                                             =========       =========       ==========      =========

Operating income (loss)                      $  10,462       $  24,470       $     (456)     $  34,476
                                             =========       =========       ==========      =========

Identifiable assets                          $ 116,604       $  98,286       $  (10,449)     $ 204,441
                                             =========       =========       ==========      =========

Cash, cash equivalents, restricted cash
    and short-term investments               $  93,083       $  17,655       $       --      $ 110,738
                                             =========       =========       ==========      =========

Accounts receivable from third-party
   customers                                 $  11,220       $   7,526       $       --      $  18,746
                                             =========       =========       ==========      =========

                   Notes to Consolidated Financial Statements


                                                          Year Ended September 30, 1994
                                            ---------------------------------------------------------
                                             United States     Taiwan     Adjustments/
                                                                          Eliminations   Consolidated
                                            ---------------------------------------------------------
                                                                  (In thousands)

Sales to unaffiliated customers                 $ 25,168       $35,668      $     --       $60,836

Transfers between geographic areas                   946        17,571       (18,517)           --
                                                --------       -------      --------       -------
Total net sales                                 $ 26,114       $53,239      $(18,517)      $60,836
                                                ========       =======      ========       =======

Operating income (loss)                         $   (864)      $ 5,967      $   (109)      $ 4,994
                                                ========       =======      ========       =======

Identifiable assets                             $ 12,125       $32,661      $(11,543)      $33,243
                                                ========       =======      ========       =======

Cash, cash equivalents and restricted cash      $  2,415       $ 8,342      $     --       $10,757
                                                ========       =======      ========       =======

Accounts receivable from third-party
   customers                                    $  3,214       $ 5,195      $     --       $ 8,409
                                                ========       =======      ========       =======

      Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements.

      Identifiable assets by geographic area are those assets used in the Company's operations in each area.

      Total assets, liabilities, and net income for ISSI-Taiwan amounted to approximately $81,521,0000, $31,580,000 and $3,521,000, respectively, at
September 30, 1996. Included in the assets and liabilities of ISSI-Taiwan were intercompany receivables amounting to approximately $5,678,000 at September 30, 1996.

      Export sales by the U.S. operating company were approximately $15,741,000, $17,854,000, and $5,761,000 for the years ended September 30, 1996, 1995, and
1994, respectively.

      Net foreign currency transaction gains (losses) of approximately $311,000, $(225,000) and $(50,000) for the years ended September 30, 1996, 1995 and 1994, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

PATENTS AND LICENSES

      In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been and may from time to time continue to be notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. In this regard, the Company has been notified by several companies that it may be infringing certain patents with respect to its products and underlying process technology.

                   Notes to Consolidated Financial Statements


Although none of these companies have pursued a claim against the Company, there is no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or which may be necessary to protect patents or other intellectual property rights of the Company. While the Company cannot accurately predict the eventual outcome of these or any other such infringement matters, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote.


LITIGATION


      On December 13, 1995, a securities class action lawsuit was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the co-lead underwriters for the company's initial public offering and secondary offering, on behalf of all persons who purchased the Company's common stock between February 3, 1995, and December 5, 1995 (the "Lawsuit"). The Lawsuit asserts claims under Section 11 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Lawsuit seeks damages in an unspecified amount. The Company believes it has meritorious defenses to the Lawsuit and intends to defend the case vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flow.


LEASES


      The Company leases its facilities and the land upon which it is constructing its new Taiwan facility under operating lease agreements that expire at various dates through 2116. The Company has entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company anticipates that it will sublease a portion of this space, but as of November 1, 1996 has not yet done so. Minimum rental commitments under these leases are as follows (in thousands):

1997                                                                  $   1,072
1998                                                                      1,306
1999                                                                      1,269
2000                                                                      1,294
2001                                                                      1,359
Thereafter                                                                9,118
                                                                       --------
Total minimum rental commitments                                       $ 15,418
                                                                       ========

      Total rental expense for the years ended September 30, 1996, 1995, and 1994 was approximately $637,000, $620,000 and $391,000, respectively.

                   Notes to Consolidated Financial Statements


COMMITMENTS TO WAFER FABRICATION FACILITIES


      In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices and private investors for the construction of a wafer fabrication facility in Camas, Washington. Under the terms of the agreement, the Company will invest $31.2 million for a 4% equity interest in the venture and will receive access to wafers manufactured using advanced process technology. As of September 30, 1996, $9.4 million had been paid by the Company to WaferTech. The next payments by the Company of $9.4 million and $12.4 million are expected to be made in December 1996 and November 1997, respectively. The Company is accounting for this investment on the cost basis.



      In 1995, the Company entered into a manufacturing agreement and joint venture agreement with United Microelectronics Corporation ("UMC"). Under the terms of these agreements, the Company receives a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest $30 million in cash for a 5% equity interest in a joint manufacturing venture of which UMC retains 55% ownership. As of September 30, 1996, approximately $7.0 million has been paid to UMC for the joint venture. Based on the completion of certain milestones, the Company is committed to future payments to UMC of approximately an additional $23.0 million. The next payments of approximately $15.0 million and $8.0 million are expected to be made in January 1997 and July 1997, respectively, subject to certain milestone completions. The Company is accounting for this investment on the cost basis.



      On December 31, 1995, the Company entered into a technology development and wafer purchasing agreement with SubMicron Technology. Under the terms of the agreement, the Company intended to assist SubMicron Technology in process development and prepay $9 million for the purchase of wafers. The Company has subsequently informed SubMicron Technology that the process technology proposed by SubMicron Technology is not competitive and is therefore unacceptable. The Company considers SubMicron Technology to be in violation of the agreement and will, therefore, not make any prepayment nor proceed in the joint technology development.


NOTE 13.  EMPLOYEE BENEFIT PLAN


      In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions by a percentage reduction in their salaries, up to $9,500 for 1996. The Company elected to make no contributions during the years ended September 30, 1996, 1995 and 1994. Administrative expenses relating to the plan are insignificant.


NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                Years Ended September 30,
                                             1996          1995        1994
                                             ----          ----        ----
                                                     (In thousands)


Cash paid for interest                     $    478       $   214      $216
Cash paid for income taxes                    8,603             7       511
Notes payable issued for other assets       (31,200)       31,200        --
Tax benefit from sale of common stock           103         3,448        --

                   Notes to Consolidated Financial Statements


NOTE 15.  RELATED PARTY TRANSACTIONS

      For the years ended September 30, 1996, 1995, and 1994, the Company sold approximately $0, $605,000, and $456,000, respectively, of SRAM products to Wearnes Automation and Wearnes affiliates, whose vice chairman is a member of the Company's Board of Directors. At September 30, 1996, 1995, and 1994, the Company had a trade receivables balance from Wearnes and its affiliates of approximately $0, $49,000, and $290,000, respectively.



      For the years ended September 30, 1996, 1995, and 1994, the Company purchased approximately $1,342,000, $2,985,000 and $2,989,000, respectively, of services from Taicera Electronics Company, an assembly plant that is an affiliate of the Fu Sheng Industrial Group, whose chairman is a member of the Company's Board of Directors. At September 30, 1996, 1995, and 1994, the Company owed Taicera Electronics Company approximately $0, $558,000 and $512,000, respectively.


NOTE 16.  SUBSEQUENT EVENT


      Effective October 18, 1996, the Company's Board of Directors approved a Nonstatutory stock option plan for employees of the Company. A total of 300,000 shares have been reserved for issuance under this plan.


NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


      The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995.

                                   Dec. 31      Mar. 31       June 30       Sept. 30
                                   -------      -------       -------       --------
                                        (In thousands, except per share data)
                                                     (unaudited)
1996

Net sales                          $45,051      $36,353      $ 27,579       $ 23,056
Gross profit (loss)                 21,128       14,963        (5,756)         1,520
Operating income (loss)             12,149        5,662       (14,994)        (7,500)
Net income (loss)                   10,294        5,064       (10,550)        (3,793)

  Net income (loss) per share      $  0.56      $  0.28      $  (0.60)      $  (0.22)


1995

Net sales                          $19,102      $25,043      $ 35,458       $ 43,598
Gross profit                         8,062       12,220        18,510         23,460
Operating income                     5,088        5,807        10,665         14,424
Net income                           2,557        5,394         9,242         12,460

  Net income per share (1)         $  0.18      $  0.34      $   0.52       $   0.67


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share. Net income for the first quarter of fiscal 1995 is presented on a pro forma basis.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 4, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers - See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement

      The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Report.

      1.   FINANCIAL STATEMENTS

           The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule of Integrated Silicon Solution, Inc. is contained in Part IV, Item 14(d) of this report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts

      All other schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.   EXHIBITS

      Exhibit
      Number          Description of Document
      ------          -----------------------

      ++3.1           Restated Certificate of Incorporation of Registrant.
       +3.3           Bylaws of Registrant.
       +4.2           Form of Common Stock Certificate.
      +10.1           Form of Indemnification Agreement.
      +10.2***        Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
      +10.3***        Form of 1989 Stock Plan, as amended, and form of Stock
                      Option Agreements.
      +10.4           Information and Registration Rights Agreement dated as of
                      March 17, 1993 among the Registrant and certain holders of the Registrant's Common Stock, as amended.
      +10.5*          Letter Agreement dated September 14, 1994 between Taiwan
                      Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                      Registrant.
      +10.6           Industrial Lease dated November 7, 1989 between Aetna Life
                      Insurance Company and the Registrant related to premises at 680 Almanor Avenue, as amended by First Addendum dated
                      November 7, 1989 and First Amendment dated February
                      9,1993.
      +10.7*          Joint Development Contract between TSMC and the Registrant dated February 5, 1993.
      +10.8*          Joint Development Contract between TSMC and the Registrant dated October , 1992.
      +10.9*          Agreement for Contract Manufacturing dated July 12, 1993
                      between Mitsui Plastics Inc., Rohm Co., Ltd. and the
                      Registrant.
      +10.10          Lease for ISSI-Taiwan facilities at No. 10 Prosperity
                      dated November 8, 1993.
      +10.11          Facility Lease Agreement for second ISSI-Taiwan facility
                      located at No. 9 Prosperity I Road, Hsinchu, Taiwan.
      +10.12          Wafer Production Agreement between TSMC and the Registrant dated November 8, 1993.
      +10.13*         Joint Development Contract of 0.45u process between TSMC
                      and the Registrant dated November 15, 1994.

        +10.14*       Joint Development Contract between Chartered Semiconductor
                      Manufacturing Pte. Ltd. and the Registrant dated July 21,
                      1994.
        +10.15        Office Lease for facilities located at 675 Almanor Avenue,
                      Sunnyvale, California.
        +10.16        Subscription and Shareholders Agreement Relating to Valery
                      Limited dated March 30, 1994.
        +10.17        Long term line of credit between Bank of Communication and
                      Registrant.
        +10.18        Short term line of credit between International Commercial
                      Bank of China and Registrant.
        +10.19***     1995 Director Stock Option Plan.
       ++10.20*       Option I Agreement between the Registrant and TSMC dated
                      April 21, 1995.
       ++10.21*       Option II Agreement between the Registrant and TSMC dated
                      April 21, 1995.
      +++10.22**      UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                      1995.
      +++10.23**      UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated
                      August 31, 1995.
     ++++10.24**      Amended and Restated Limited Liability Company Agreement
                      of WaferTech, LLC, dated as of August 9, 1996.
     ++++10.25**      Purchase Agreement by and between Taiwan Semiconductor
                      Manufacturing Corporation, as Seller, and Analog Devices,
                      Inc., Altera Corporation and Integrated Silicon Solution,
                      Inc., as Buyers.
         10.26**      Amendment to Option I and Option II Agreement between the
                      Company and TSMC dated September 23, 1996.
         10.27        Sublease Agreement for facility located at 2231 Lawson
                      Lane, Santa Clara, California.
         11.1         Calculation of Earnings Per Share
        +21.1         Subsidiaries of the Registrant
         23.1         Consent of Ernst & Young LLP, Independent Auditors
         24.1         Power of Attorney (see page 43).
         27.1         Financial Data Schedule

-------------------------
  *   Confidential treatment granted for certain portions of this exhibit.
  ** Confidential treatment requested for certain portions of this exhibit. The portions of this exhibit for which confidential treatment is being requested have been blacked out in the copies filed with the related report and the confidential portions so omitted have been filed separately with the Securities and Exchange Commission.
  *** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to form 14(c) of this report.
  + Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).
  ++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520).
+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.
++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
      (b)  Reports on Form 8-K
           The registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1996.
      (c)  Exhibits
           See (a) above
      (d)  Financial statement schedules
           See (a) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California, on the 2nd day of December, 1996.

                                    INTEGRATED SILICON SOLUTION, INC.


                                    By      /s/ Gary L. Fischer
                                            -------------------------------
                                            Gary L. Fischer
                                            Executive Vice President,
                                            Office of the President and
                                            Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jimmy S.M. Lee and Gary L. Fischer, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                         Title                                 Date
-----------------------------       --------------------------------------------------      ----------------

/s/ Jimmy S.M. Lee                  Chairman of the Board, Chief Executive Officer,         December 2, 1996
-----------------------------       and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han                    Executive Vice President, Office of the President,      December 2, 1996
-----------------------------       General Manager Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer                 Executive Vice President, Office of the President       December 2, 1996
-----------------------------       and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                   and Accounting Officer)


/s/ Diosdado P. Banatao             Director                                                December 2, 1996
-----------------------------
(Diosdado P. Banatao)

/s/ Hou-Teng Lee                    Director                                                December 2, 1996
-----------------------------
(Hou-Teng Lee)

/s/ Lip-Bu Tan                      Director                                                December 2, 1996
-----------------------------
(Lip-Bu Tan)

/s/ Chun Win Wong                   Director                                                December 2, 1996
-----------------------------
(Chun Win Wong)

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE





                        INTEGRATED SILICON SOLUTION, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                       Addition
                                                     Balance at       Charged to                         Balance
                                                     Beginning         Costs and                         at End
                                                     of Period         Expenses       Deductions        of Period
                                                     ----------       ----------     ------------       ---------
Year ended September 30, 1994:
  Allowance for doubtful accounts.................        $274         $ 1,333       $ (1,103)(1)       $   504
  Sales returns reserve...........................         378             199            (32)              545
Year ended September 30, 1995:
  Allowance for doubtful accounts ................         504           1,185           (392)(1)         1,297
  Sales returns reserve...........................         545           2,851           (695)            2,701
Year ended September 30, 1996:
  Allowance for doubtful accounts ...............        1,297             714             (9)(1)         2,002
  Sales returns reserve..........................        2,701             665         (1,133)            2,233


(1)      Uncollectible accounts written off, net of recoveries