Form 10-Q
period 1996-12-31
INTEGRATED SILICON SOLUTION INC
filed 1997-02-13
CIK 854701

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                               --------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1943

For the transition period from ______________________ to _______________________

Commission file number                        000-23084
                       ---------------------------------------------------------



                       INTEGRATED SILICON SOLUTION, INC.




                  Delaware                                      77-0199971
         --------------------------------                  --------------------
         (State or other jurisdiction of                      (I.R.S Employer
         incorporation or organization)                     Identification No.)

2231 Lawson Lane, Santa Clara, California                          95054
-------------------------------------------------------------------------------
(Address of principal executive offices)                          zip code


      Registrant's telephone number, including area code  (408) 588-0800


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x          No
                                               -----          -----
         The number of outstanding shares of the registrant's Common Stock as of January 31, 1997 was 17,723,687

                       INTEGRATED SILICON SOLUTION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Three Months Ended
                                                            December 31,
                                                     ------------------------
                                                      1996             1995
                                                     -------          -------
                                                           (Unaudited)

Net sales                                            $23,610          $45,051
Cost of sales                                         16,971           23,923
                                                     -------          -------
Gross Profit                                           6,639           21,128
                                                     -------          -------

Operating Expenses:
  Research and development                             5,675            4,927
  Selling, general and administrative                  3,561            4,052
                                                     -------          -------
    Total operating expenses                           9,236            8,979
                                                     -------          -------

Operating income (loss)                               (2,597)          12,149
Other income, net                                        731            1,204
                                                     -------          -------
Income (loss) before income taxes and
  minority interest                                   (1,866)          13,353
Provision (benefit) for income taxes                    (186)           3,071
                                                     -------          -------

Net income (loss) before minority interest            (1,680)          10,282
Minority interest in net loss of
 consolidated subsidiary                                 (18)             (12)
                                                     -------          -------

Net income (loss)                                    ($1,662)         $10,294
                                                     =======          =======

Net income (loss) per share                           ($0.09)           $0.56
                                                     =======          =======

Shares used in per share calculation                  17,614           18,474
                                                     =======          =======


     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             December 31,  September 30,
                                                                 1996          1996
                                                             ------------  -------------
                                                               (unaudited)      (1)
                                                ASSETS
Current assets:
  Cash and cash equivalents                                     $26,978       $12,237
  Restricted cash                                                 8,840         7,023
  Short-term investments                                         40,200        62,200
  Accounts receivable                                            13,395        11,316
  Inventories                                                    21,518        22,469
  Other current assets                                            9,104        13,777
                                                               --------      --------
Total current assets                                            120,035       129,022
Property, equipment, and leasehold improvements, net             31,370        31,129
Other assets                                                     27,245        17,888
                                                               --------     ---------
Total assets                                                   $178,650      $178,039
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                  $3,619        $3,617
  Accounts payable                                               11,233         8,912
  Accrued compensation and benefits                               4,324         3,994
  Accrued expenses                                                3,170         3,298
  Income tax payable                                                404           550
  Current portion of long-term obligations                          722           722
                                                               --------      --------
Total  current liabilities                                       23,472        21,093
Income tax payable - non-current                                  4,298         4,298
Long-term obligations                                            10,047        10,195
Minority interest in consolidated subsidiary                         --            18

Stockholders' equity:
  Convertible preferred stock                                        --            --
  Common stock                                                        2             2
  Additional paid-in capital                                    104,855       104,788
  Retained earnings                                              38,290        39,952
  Cumulative translation adjustment                              (2,263)       (2,246)
  Unearned compensation                                             (51)          (61)
                                                               --------      --------
  Total stockholders' equity                                    140,833       142,435
                                                               --------      --------
  Total liabilities and stockholders' equity                   $178,650      $178,039
                                                               ========      ========

--------
(1) Derived from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended
                                                                          December 31,
                                                                          1996        1995
                                                                       -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                   ($1,662)    $10,294
   Charges to net income (loss) not affecting cash                       2,536       1,362
   Net effect of changes in current and other assets and
     current liabilities                                                 5,888      (5,802)
                                                                       -------     -------
      Cash provided by operating activities                              6,762       5,854

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                 (2,773)     (5,289)
   Purchases of available-for-sale securities                          (77,225)    (56,125)
   Sales of available-for-sale securities                               99,225      49,800
   Investment in Wafertech, LLC                                         (9,360)          -
                                                                       -------     -------
     Cash provided by (used in) investing activities                     9,867     (11,614)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under notes payable and long-term obligations              5,852       3,212
   Proceeds from issuance of common stock                                   77         883
   Principal payments on notes payable and long-term obligations        (5,998)     (1,124)
   Increase in restricted cash                                          (1,817)     (3,323)
                                                                       -------     -------
     Cash used in financing activities                                  (1,886)       (352)
                                                                       -------     -------

Effect of exchange rate changes on cash and cash equivalents                (2)       (139)
                                                                       -------     -------
Net increase (decrease) in cash and cash equivalents                    14,741      (6,251)
Cash and cash equivalents at beginning of period                        12,237      29,452
                                                                       -------     -------
Cash and cash equivalents at end of period                             $26,978     $23,201
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

         Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 22% of total net sales for the quarter ended December 31, 1996.


3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following: (In thousands)

                                                                  December 31   September 30
                                                                      1996          1996
                                                                   ---------      ---------
             Cash..............................................   $  24,145      $   9,989
             Money market instruments..........................         359          3,189
             Certificates of deposit...........................      11,314          6,082
             Auction preferred stock...........................      27,000         42,500
             Municipal bonds due in more than 3 years..........      13,200         19,700
                                                                  ---------      ---------
                                                                  $  76,018      $  81,460
                                                                  ==========     =========


4.       INVENTORIES

         The following is a summary of inventories by major category:
                                (In thousands)

                                                                     December 31   September 30
                                                                         1996           1996
                                                                       --------      ---------
             Raw materials.....................................        $  5,578      $ 10,123
             Work-in-process...................................           5,353         2,826
             Finished goods....................................          10,587         9,520
                                                                       --------      ---------
                                                                       $ 21,518      $ 22,469
                                                                       ========      ========

                       INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INCOME TAXES

         The income tax benefit for the three month period ended December 31, 1996 and the income tax provision for the three month period ended December 31, 1995 have been calculated at the estimated annual effective rates of 10% and 23%, respectively. The effective tax rate for the three months ended December 31, 1996 and 1995 differ from the federal statutory rate of 34% primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.


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

BACKGROUND

         The Company designs, develops and markets high performance SRAM and nonvolatile memory integrated circuits used in networking applications, telecommunications, personal computers, disk drives, data communications, office automation, instrumentation and consumer products. The high speed SRAM market over the past few years has been impacted by the increasing speed requirements of personal computers and other electronic systems such as modems and networks. The Company leverages its SRAM design and advanced CMOS process technology expertise to establish collaborative relationships with Asian wafer foundries. Although the Company believes that these relationships differentiate it from traditional fabless companies and allow it to secure a committed, low cost supply of wafers processed with leading edge process technology, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries". The Company's principal manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAM and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore and with Belling Semiconductor ("Belling") in the People's Republic of China. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. The Company has made an equity investment in a joint venture with TSMC and an equity investment in a joint venture with UMC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Net Sales. Net sales decreased by 48% to $23.6 million in the three months ended December 31, 1996, from $45.1 million in the three months ended December 31, 1995. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products specifically the Company's 256K and 512K products, and nonvolatile memory products. The Company experienced lower average selling prices for its products in the December 1996 quarter compared to the same quarter of the prior year and the September 1996 quarter. Quarterly revenue increased from $23.1 in the September 1996 quarter to $23.6 million in the December 1996 quarter as the Company was able to offset the decline in average selling prices with higher volumes for its nonvolatile memory products and its 256K and 1MB SRAMs. The Company anticipates that the average selling prices of its existing products will continue to decline although the rate of decline may decrease for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors -
Quarterly Fluctuations and Declines in Average Selling Prices".   Sales to one
customer accounted for approximately 22% of total net sales for the quarter ended December 31, 1996.

         Gross Profit. Gross profit decreased 69% to $6.6 million in the three months ended December 31, 1996, from $21.1 million in the three months ended December 31, 1995. As a percentage of net sales, gross profit decreased to 28.1% in the three months ended December 31, 1996 from 46.9% in the three months ended December 31, 1995. The decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM products in the December 1996 quarter compared to the same quarter of the prior year. Although product unit costs were lower in the December 1996 quarter compared to the December 1995 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for the December 1996 quarter reflect a $4.9 million benefit related to inventory sold during the quarter that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. The Company has product cost reduction programs in place and believes that the excess wafer capacity at its suppliers will result in reduced wafer costs. However, there can be no assurance that product cost reductions will occur or that such possible reductions will be sufficient to offset the expected declines in average selling prices.

         Research and Development. Research and development expenses increased by 15% to $5.7 million in the three months ended December 31, 1996, from $4.9 million in the three months ended December 31, 1995. As a percentage of net sales, research and development expenses increased to 24.0% in the three months ended December 31, 1996, from 10.9% in the three months ended December 31, 1995. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended
December 31, 1996, the Company's   development  efforts   principally  focused
on wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2MB Flash memory, geometry reductions for its memory products, Voice EPROMs, and other memory related devices. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased by 12% to $3.6 million in the three months ended December 31, 1996 from $4.1 million in the three months ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 15.1% in the three months ended December 31, 1996, from 9.0% in the three months ended December 31, 1995. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues partially offset by increased payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income decreased to $0.7 million in the three months ended December 31, 1996 from $1.2 million in the three months ended December 31, 1995, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. For the three months ended December 31, 1996, the Company recorded a benefit for income taxes of approximately 10% compared to a provision of 23% for the comparable period in the prior year, primarily reflecting decreased operating income attributable to the Company's U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $76.0 million, of which approximately $25.5 million was held by ISSI-Taiwan. Approximately $8.8 million of the cash held by the Company is restricted as of December 31, 1996 for purposes of securing available
short-term lines of credit and letters of credit.   During the first three
months of fiscal 1997, operating activities generated cash of approximately $6.8 million. Cash generated by operations was primarily due to decreases in other current assets and inventory, an increase in accounts payable, and net loss adjusted for charges to net loss not affecting cash, partially offset by an increase in accounts receivable.

         The Company made capital expenditures of approximately $2.8 million in the first three months of fiscal 1997, of which approximately $2.1 million was for the construction of the Company's facility in the Hsinchu Science-Based Industrial Park to house its Taiwan operations and $0.7 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $6 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $18.0 million during the next twelve months for the construction of the Taiwanese facility. The building is expected to be completed in late 1997.

         In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company will invest $31.2 million for a 4% equity interest in the venture and as of December 31, 1996, $18.7 million had been paid by the Company to WaferTech in this regard. The next payment by the Company of $12.5 million is expected to be made in November 1997. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company agreed to make certain annual payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and was credited towards the purchase of wafers in 1996. The additional required payments totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company, a portion of which is secured by a letter of credit for $4.8 million. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest approximately $27 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in a joint manufacturing venture of which UMC retains 55% ownership. As of December 31, 1996, approximately $7.0 million has been paid by the Company to UMC for the joint venture. The next payment of approximately $13.0 million was made in January 1997 and the final payment of approximately $7.0 million is expected to be made in July 1997 subject to certain milestone completions.

         The Company has $40.1 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of December 31, 1996, the Company had borrowings of approximately $3.6 million under these short-term lines of credit.

         The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of December 31, 1996 were $10.8 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.45% to 8.45% and are payable in quarterly installments through 2003. As of December 31, 1996, the Company had available long-term lines of credit of approximately $13.3 million of which approximately $10.9 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

         The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may also use bank borrowings and capital leases depending on the terms available.

         The Company, from time to time, evaluates potential acquisitions and equity investments complementary to its memory expertise and market strategy. To the extent the Company pursues such transactions, any such transactions could require the Company to seek additional equity or debt financings to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, availability of wafer fabrication capacity and fluctuations in manufacturing yield. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. While revenue increased in the December 1996 quarter from the September 1996 quarter, there can be no assurance that the Company will not experience further declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets.
In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

         Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and to introduce and sell new products which compensate for the anticipated declines in the average selling prices of its products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to reduce its cost per unit to offset declines in average selling prices. Declining average selling prices may also result in write downs in the value of inventory due to excess inventory or inventory values that exceed selling prices. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down of inventory. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In the first quarter of fiscal 1997, a substantial majority of the Company's net sales was derived from the sale of SRAM products, primarily 256K products. Substantially all of the Company's products are incorporated into computer and computer-peripheral products such as modems, disk drives and networks. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC or PC peripherals industry.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base. In the first quarter of fiscal 1997, one customer accounted for approximately 22% of net sales. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

         The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor manufacturers. To date, the Company's principal manufacturing relationship has been with TSMC, and in the first quarter of fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying increasing wafer quantities, the Company would have little or no recourse if its wafer suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

         The Company has agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company also agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company also has minimum purchase obligations for its joint venture with UMC and WaferTech LLC. Although the Company has rights to re- schedule or assign capacity to another party, there can be no assurance that such re-scheduling or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results would be materially and adversely affected.

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

               Exhibit 27 Financial Data Schedule.

         (b) The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Integrated Silicon Solution, Inc
                                       -------------------------------------
                                       (Registrant)


Dated:  February 13, 1997              /s/ Gary L. Fischer
                                       -------------------------------------
                                       Gary L. Fischer
                                       Executive Vice President,
                                       Office of the President, and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


EX 11.1         Computation of Earnings Per Share

EX 27.1         Financial Data Schedule