Form 10-K/A
period 1996-09-30
INTEGRATED SILICON SOLUTION INC
filed 1997-05-05
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California, on the 5th day of May, 1997.

                                    INTEGRATED SILICON SOLUTION, INC.


                                    By      /s/ Jimmy S.M. Lee
                                            -------------------------------
                                            Jimmy S.M. Lee
                                            Chairman of the Board, Chief
                                            Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                         Title                                 Date
-----------------------------       --------------------------------------------------      ----------------

/s/ Jimmy S.M. Lee                  Chairman of the Board, Chief Executive Officer,         May 5, 1997
-----------------------------       and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han*                   Executive Vice President, Office of the President,      May 5, 1997
-----------------------------       General Manager Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer*                Executive Vice President, Office of the President       May 5, 1997
-----------------------------       and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                   and Accounting Officer)


/s/ Diosdado P. Banatao*            Director                                                May 5, 1997
-----------------------------
(Diosdado P. Banatao)

/s/ Hou-Teng Lee*                   Director                                                May 5, 1997
-----------------------------
(Hou-Teng Lee)

/s/ Lip-Bu Tan*                     Director                                                May 5, 1997
-----------------------------
(Lip-Bu Tan)

/s/ Chun Win Wong*                  Director                                                May 5, 1997
-----------------------------
(Chun Win Wong)

*By: /s/ Jimmy S.M. Lee
     ------------------------
       Jimmy S.M. Lee
      Attorney-in-Fact

                                EXHIBIT INDEX

Exhibit
Number
-------
 10.26** Amendment to Option I and Option II Agreement between the Company and TSMC dated September 23, 1996.

-------
** Confidential treatment requested for certain portions of this exhibit. The portions of this exhibit for which confidential treatment is being requested have been blacked out in the copies filed with the related report and the confidential portions so omitted have been filed separately with the Securities and Exchange Commission.