Form 10-Q
period 1997-03-31
INTEGRATED SILICON SOLUTION INC
filed 1997-05-14
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission file number                        000-23084
                      ---------------------------------------------------------
 .



                       INTEGRATED SILICON SOLUTION, INC.



               Delaware                                     77-0199971
        ------------------------------                    --------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       2231 Lawson Lane, Santa Clara, California               95054
       --------------------------------------------------------------
       (Address of principal executive offices)              zip code

         Registrant's telephone number, including area code  (408) 588-0800


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [x]     No [ ]

         The number of outstanding shares of the registrant's Common Stock as of April 30, 1997 was 17,759,184

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended         Six Months Ended
                                                    March 31,                 March 31,
                                              ---------------------     ---------------------
                                                1997         1996          1997        1996
                                              --------     --------     --------     --------
Net sales                                     $ 25,794     $ 36,353     $ 49,404     $ 81,404
Cost of sales                                   18,225       21,390       35,196       45,313
                                              --------     --------     --------     --------
Gross Profit                                     7,569       14,963       14,208       36,091
                                              --------     --------     --------     --------

Operating Expenses:
  Research and development                       5,977        5,635       11,652       10,562
  Selling, general and administrative            3,861        3,666        7,422        7,718
                                              --------     --------     --------     --------
    Total operating expenses                     9,838        9,301       19,074       18,280
                                              --------     --------     --------     --------

Operating income (loss)                         (2,269)       5,662       (4,866)      17,811
Other income, net                                  625        1,340        1,356        2,544
                                              --------     --------     --------     --------
Income (loss) before income taxes and
  minority interest                             (1,644)       7,002       (3,510)      20,355
Provision (benefit) for income taxes              (156)       1,961         (342)       5,032
                                              --------     --------     --------     --------

Net income (loss) before minority interest      (1,488)       5,041       (3,168)      15,323
Minority interest in net loss of
  consolidated subsidiary                           --          (23)         (18)         (35)
                                              --------     --------     --------     --------

Net income (loss)                             $ (1,488)    $  5,064     $ (3,150)    $ 15,358
                                              ========     ========     ========     ========

Net income (loss) per share                   $  (0.08)    $   0.28     $  (0.18)    $   0.83
                                              ========     ========     ========     ========

Shares used in per share calculation            17,701       18,320       17,658       18,397
                                              ========     ========     ========     ========





     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   September 30,
                                                           1997          1996
                                                        ---------     ---------
                                                        (unaudited)        (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $  17,782     $  12,237
  Restricted cash                                           5,203         7,023
  Short-term investments                                   34,350        62,200
  Accounts receivable                                      13,365        11,316
  Inventories                                              25,961        22,469
  Other current assets                                      9,417        13,777
                                                        ---------     ---------

Total current assets                                      106,078       129,022
Property, equipment, and leasehold improvements, net       32,096        31,129
Other assets                                               40,155        17,888
                                                        ---------     ---------
Total assets                                            $ 178,329     $ 178,039
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $       -     $   3,617
  Accounts payable                                         15,921         8,912
  Accrued compensation and benefits                         3,298         3,994
  Accrued expenses                                          3,705         3,298
  Income tax payable                                          481           550
  Current portion of long-term obligations                    720           722
                                                        ---------     ---------
Total  current liabilities                                 24,125        21,093
Income tax payable - non-current                            4,298         4,298
Long-term obligations                                       9,845        10,195
Minority interest in consolidated subsidiary                    -            18

Stockholders' equity:
  Convertible preferred stock                                   -             -
  Common stock                                                  2             2
  Additional paid-in capital                              105,670       104,788
  Retained earnings                                        36,802        39,952
  Cumulative translation adjustment                        (2,373)       (2,246)
  Unearned compensation                                       (40)          (61)
                                                        ---------     ---------
Total stockholders' equity                                140,061       142,435
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 178,329     $ 178,039
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

                       INTEGRATED SILICON SOLUTION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                 1997          1996
                                                                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $  (3,150)    $  15,358
  Charges to net income not affecting cash                                         5,066         2,904
  Net effect of changes in current and other assets and current liabilities        5,403       (10,677)
                                                                               ---------     ---------
     Cash provided by operating activities                                         7,319         7,585

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (6,025)      (10,428)
  Purchases of available-for-sale securities                                    (116,075)     (101,025)
  Sales of available-for-sale securities                                         143,925        97,025
  Investment in Wafertech, LLC                                                    (9,360)            -
  Investment in United Integrated Circuits Corp                                  (12,983)            -
                                                                               ---------     ---------
     Cash used in investing activities                                              (518)      (14,428)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                         5,851         9,800
  Proceeds from issuance of common stock                                             903         1,698
  Principal payments on notes payable and long-term obligations                   (9,820)       (5,939)
  Decrease (increase) in restricted cash                                           1,820        (3,551)
                                                                               ---------     ---------
     Cash provided by (used in) financing activities                              (1,246)        2,008
                                                                               ---------     ---------

Effect of exchange rate changes on cash and cash equivalents                         (10)         (116)
                                                                               ---------     ---------

Net increase (decrease) in cash and cash equivalents                               5,545        (4,951)
Cash and cash equivalents at beginning of period                                  12,237        29,452
                                                                               ---------     ---------
Cash and cash equivalents at end of period                                     $  17,782     $  24,501
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

         Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 25% and 28% of total net sales for the quarter ended March 31, 1997 and March 31,1996, respectively, and approximately 24% and 19% of total net sales for the six months ended March 31, 1997 and March 31, 1996, respectively.


3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:


                                                                      (In thousands)
                                                                 March 31     September 30
                                                                    1997           1996
                                                                  -------        -------
        Cash .............................................        $12,471        $ 9,989
        Money market instruments .........................            592          3,189
        Certificates of deposit ..........................          9,922          6,082
        Auction preferred stock ..........................         23,650         42,500
        Municipal bonds due in more than 3 years .........         10,700         19,700
                                                                  -------        -------
                                                                  $57,335        $81,460
                                                                  =======        =======


4.       INVENTORIES

         The following is a summary of inventories by major category:

                                                                        (In thousands)
                                                                 March 31          September 30
                                                                   1997                1996
                                                                 -------             -------
            Raw materials ..........................             $ 5,643             $10,123
            Work-in-process ........................               7,929               2,826
            Finished goods .........................              12,389               9,520
                                                                 -------             -------
                                                                 $25,961             $22,469
                                                                 =======             =======


                       INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INCOME TAXES

         The income tax benefit for the six month period ended March 31, 1997 and the income tax provision for the six month period ended March 31, 1996 have been calculated at the estimated annual effective rates of 10% and 25%, respectively. The effective tax rate for the six months ended March 31, 1997 and 1996 differ from the federal statutory rate of 34% primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.


6.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


7.       LITIGATION

         On December 13, 1995, a securities class action lawsuit was filed in the United States District Court for the Northern California District of California against the Company. The lawsuit, which named the Company and several of its officers and directors as defendants, alleged various violations of the federal securities laws. The case was dismissed without prejudice on December 23,1996.

         On March 21, 1997, the U.S. Department of Commerce "DOC" initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company exports and imports SRAMs from Taiwan. The Company currently is participating in that case as an interested party. The preliminary determination in this investigation is scheduled for August 4, 1997, but could be extended. If the preliminary determination is affirmative, the Company will be required to post a bond covering potential antidumping duties on its import of SRAMs, if any, from these countries from that date forward. A final determination by DOC likely will not be made until early 1998. If that decision if affirmative, there will be subsequent investigation by the International Trade Commission "ITC" into the impact of imports of SRAMs from Taiwan and Korea in the U.S. market, with a final decision likely in Spring 1998. Affirmative final decisions by both DOC and the ITC are required before an antidumping order is applicable to imports of SRAMs, if any, by the Company from either of these countries.

         The Company maintains that it has not been engaged in "dumping" of SRAMs in the United States market and the Company has retained legal counsel in the antidumping proceedings before DOC, and if necessary, the ITC.

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three month and six month periods ended March 31, 1997 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include but are not limited to the risk related factors set forth in this report on Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net Sales. Net sales decreased by 29% to $25.8 million in the three months ended March 31, 1997, from $36.4 million in the three months ended March 31, 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products, specifically the Company's 256K, 512K, and 256K module products. The Company experienced lower average selling prices for its products in the March 1997 quarter compared to the same quarter of the prior year and the December 1996 quarter. Quarterly revenue increased from $23.6 in the December 1996 quarter to $25.8 million in the March 1997 quarter as the Company was able to offset the decline in average selling prices with higher volumes for its 256K and 256K module products. The Company anticipates that the average selling prices of its existing products will continue to decline, although the rate of decline may decrease for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Quarterly Fluctuations and Declines in
Average Selling Prices".   Sales to one customer accounted for approximately
25% and 28% of total net sales for the quarter ended March 31, 1997 and March 31, 1996, respectively, and approximately 24% and 19% of total net sales for the six months ended March 31, 1997 and March 31, 1996, respectively.

         Gross Profit. Gross profit decreased 49% to $7.6 million in the three months ended March 31, 1997, from $15.0 million in the three months ended March 31, 1996. As a percentage of net sales, gross profit decreased to 29.3% in the three months ended March 31, 1997 from 41.2% in the three months ended March 31, 1996. The decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in the March 1997 quarter compared to the same quarter of the prior year. Although product unit costs were lower in the March 1997 quarter compared to the March 1996 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for the March 1997 quarter reflect a $4.1 million benefit related to inventory sold during the quarter that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product cost reductions will continue or that such reductions will be sufficient to offset the expected declines in average selling prices.

         Research and Development. Research and development expenses increased by 6% to $6.0 million in the three months ended March 31, 1997, from $5.6 million in the three months ended March 31, 1996. As a percentage of net sales, research and development expenses increased to 23.2% in the three months ended March 31, 1997, from 15.5% in the three months ended March 31, 1996. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended March
31, 1997, the Company's   development  efforts   principally  focused  on
wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2MB Flash memory, geometry reductions for its memory products, Voice EPROMs, and other memory related devices. In this regard, the Company has developed a specialty high speed 4MB and 2MB DRAM. This product is currently being sampled. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 5% to $3.9 million in the three months ended March 31, 1997 from $3.7 million in the three months ended March 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 15.0% in the three months ended March 31, 1997, from 10.1% in the three months ended March 31, 1996. The increase in absolute dollars was primarily the result of the addition of marketing and sales personnel and payroll related expenses. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other Income, Net. Other income, net decreased to $0.6 million in the three months ended March 31, 1997 from $1.3 million in the three months ended March 31, 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. For the three months ended March 31, 1997, the Company recorded a benefit for income taxes of approximately 10% compared to a provision of 28% for the comparable period in the prior year, primarily reflecting decreased operating income attributable to the Company's U.S. operations.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

         Net Sales. Net sales decreased by 39% to $49.4 million in the six months ended March 31, 1997, from $81.4 million in the six months ended March 31, 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products specifically the Company's 256K, 512K, and 256K module products, and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline although the rate of decline may decrease for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Quarterly Fluctuations and Declines in Average Selling Prices". Sales to one customer accounted for approximately 24% and 19% of total net sales for the six months ended March 31, 1997 and March 31, 1996, respectively.

         Gross Profit. Gross profit decreased 61% to $14.2 million in the six months ended March 31, 1997, from $36.1 million in the six months ended March 31, 1996. As a percentage of net sales, gross profit decreased to 28.8% in the six months ended March 31, 1997 from 44.3% in the six months ended March 31, 1996. The decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in the six months ended March 31, 1997 compared to the same period of the prior year. Although product unit costs were lower in the six months ended March 31, 1997 compared to the same period of the prior year, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for the six months ended March 31, 1997 reflect a $9.0 million benefit related to inventory sold during the period that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product cost reductions will continue or that such reductions will be sufficient to offset the expected declines in average selling prices.

         Research and Development. Research and development expenses increased by 10% to $11.7 million in the six months ended March 31, 1997, from $10.6 million in the six months ended March 31, 1996. As a percentage of net sales, research and development expenses increased to 23.6% in the six months ended March 31, 1997, from 13.0% in the six months ended March 31, 1996. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the six months ended March
31,1997, the Company's   development  efforts   principally  focused  on  wider
bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2MB Flash memory, geometry reductions for its memory products, Voice EPROMs, and other memory related devices. In this regard, the Company has developed a specialty high speed 4MB and 2MB DRAM. This product is currently being sampled. The Company anticipates that its research and development expenses will increase substantially in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased by 4% to $7.4 million in the six months ended March 31, 1997 from $7.7 million in the six months ended March 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 15.0% in the six months ended March 31, 1997, from 9.5% in the six months ended March 31, 1996. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues partially offset by increased payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other Income, Net. Other income, net decreased to $1.4 million in the six months ended March 31, 1997 from $2.5 million in the six months ended March 31, 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. For the six months ended March 31, 1997, the Company recorded a benefit for income taxes of approximately 10% compared to a provision of 25% for the comparable period in the prior year, primarily reflecting decreased operating income attributable to the Company's U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $57.3 million, of which approximately $10.3 million was held by ISSI-Taiwan. Approximately $5.2 million of the cash held by the Company is restricted as of March 31, 1997 for purposes of securing available short-term
lines of credit and letters of credit.   During the first six months of fiscal
1997, operating activities generated cash of approximately $7.3 million. Cash generated by operations was primarily due to an increase in accounts payable, a decrease in other current assets, and net loss adjusted for depreciation and other non-cash items, partially offset by increases in inventory and accounts receivable.

         The Company made capital expenditures of approximately $6.0 million in the first six months of fiscal 1997, of which approximately $3.0 million was for the construction of the Company's facility in the Hsinchu Science-Based Industrial Park to house its Taiwan operations and $3.0 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $6 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $17.0 million during the next twelve months for the construction of the Taiwanese facility. A portion of this construction cost will be financed through loans. The building is expected to be completed in late 1997.

         In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company will invest $31.2 million for a 4% equity interest in the venture and as of March 31, 1997, $18.7 million had been paid by the Company to WaferTech in this regard. The next payment by the Company of $12.5 million is expected to be made in November 1997. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company agreed to make certain annual payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and was credited towards the purchase of wafers in 1996. The additional required payments totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company, a portion of which is secured by a letter of credit for $4.8 million. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest approximately $27 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in a joint manufacturing venture "United Integrated Circuits Corp." of which UMC retains 55% ownership. As of March 31, 1997, approximately $20.0 million has been paid by the Company to UMC for the joint venture. The final payment of approximately $7.0 million is expected to be made in July 1997 subject to certain milestone completions.

         The Company has $40.0 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of March 31, 1997, the Company had no borrowings under these short-term lines of credit.

         The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of March 31, 1997 were $10.6 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.45% to 8.45% and are payable in quarterly installments through 2003. As of March 31, 1997, the Company had available long-term lines of credit of approximately $13.2 million of which approximately $10.8 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, availability of wafer fabrication capacity and fluctuations in manufacturing yield. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. While revenue has increased sequentially in the March 1997 and the December 1996 quarters from the September 1996 quarter, there can be no assurance that the Company will not experience further declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income.
The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

         Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996 and these price decreases have continued into fiscal 1997. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and to introduce and sell new products which compensate for the anticipated declines in the average selling prices of its products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to reduce its cost per unit to offset declines in average selling prices. Declining average selling prices may also result in write downs in the value of inventory due to excess inventory or inventory values that exceed selling prices. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down of inventory. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In the first six months of fiscal 1997, a substantial majority of the Company's net sales was derived from the sale of SRAM products, primarily 256K products. Substantially all of the Company's products are incorporated into computer and computer-peripheral products such as modems, disk drives and networks. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC or PC peripherals industry.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base. In the quarter and the six months ended March 31, 1997, one customer accounted for approximately 25% and 24% of net sales, respectively. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

         The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor manufacturers. To date, the Company's principal manufacturing relationship has been with TSMC, and in the first six months of fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying increasing wafer quantities, the Company would have little or no recourse if its wafer suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 13, 1995, a securities class action lawsuit was filed in the United States District Court for the Northern California District of California against the Company. The lawsuit, which named the Company and several of its officers and directors as defendants, alleged various violations of the federal securities laws. The case was dismissed without prejudice on December 23, 1996.

         On March 21, 1997, the U.S. Department of Commerce "DOC" initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company exports and imports SRAMs from Taiwan. The Company currently is participating in that case as an interested party. The preliminary determination in this investigation is scheduled for August 4, 1997, but could be extended. If the preliminary determination is affirmative, the Company will be required to post a bond covering potential antidumping duties on its import of SRAMs, if any, from these countries from that date forward. A final determination by DOC likely will not be made until early 1998. If that decision if affirmative, there will be subsequent investigation by the International Trade Commission "ITC" into the impact of imports of SRAMs from Taiwan and Korea in the U.S. market, with a final decision likely in Spring 1998. Affirmative final decisions by both DOC and the ITC are required before an antidumping order is applicable to imports of SRAMs, if any, by the Company from either of these countries. The Company maintains that it has not been engaged in "dumping" of SRAMs in the United States market and the Company has retained legal counsel in the antidumping proceedings before DOC, and if necessary, the ITC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Tuesday February 4, 1997 at 2:00 p.m., local time, in San Jose, California.

         (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:

                                                    Votes                     Votes Against
         Name of Nominee                          in Favor                     or Withheld
         ---------------                          --------                     -----------
         Jimmy S.M. Lee                           14,254,073                      215,112
         Diosdado P. Banatao                      14,251,636                      217,549
         Lip-Bu Tan                               14,252,358                      216,827
         Kong-Yeu Han                             14,253,098                      216,087
         Hou-Teng Lee                             14,251,108                      218,077
         Chun Win Wong                            14,181,158                      288,027

         (b) The ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 1997 was approved with 14,330,447 votes in favor, 87,197 votes against, and 288,027 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as a part of this report.
              Exhibit 11.1 Computation of Earnings Per Share.

              Exhibit 27 Financial Data Schedule.

         (b) The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Integrated Silicon Solution, Inc.
                                       ---------------------------------
                                            (Registrant)


Dated:  May 15, 1997                      /s/ Gary L. Fischer
                                          ----------------------------
                                          Gary L. Fischer
                                          Executive Vice President,
                                          Office of the President, and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                     Description
-------                   -----------

11.1                      Statements of Computation of Earnings per Share


27                        Financial Data Schedule