Form 10-Q
period 1997-06-30
INTEGRATED SILICON SOLUTION INC
filed 1997-08-13
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                               -----------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                 Commission file number   000-23084.
                                          ----------


                        INTEGRATED SILICON SOLUTION, INC.



             Delaware                                      77-0199971
  ------------------------------                      -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


  2231 Lawson Lane, Santa Clara, California                   95054
 ----------------------------------------------------------------------------
 (Address of principal executive offices)                    zip code

 Registrant's telephone number, including area code  (408) 588-0800.
                                                    ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

     The number of outstanding shares of the registrant's Common Stock as of July 31, 1997 was 17,907,166

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                               Three Months Ended         Nine Months Ended
                                                    June 30,                   June 30,
                                             ----------------------    ----------------------
                                                1997         1996         1997         1996
                                             ---------    ---------    ---------    ---------
Net sales                                    $  26,509    $  27,579    $  75,913    $ 108,983
Cost of sales (other than item below)           18,265       18,335       53,461       63,648
Inventory write-down                                 -       15,000            -       15,000
                                             ---------    ---------    ---------    ---------
 Total cost of sales                            18,265       33,335       53,461       78,648
                                             ---------    ---------    ---------    ---------
Gross profit (loss)                              8,244       (5,756)      22,452       30,335
                                             ---------    ---------    ---------    ---------

Operating Expenses:
  Research and development                       7,088        5,513       18,740       16,075
  Selling, general and administrative            5,309        3,725       12,731       11,443
                                             ---------    ---------    ---------    ---------
    Total operating expenses                    12,397        9,238       31,471       27,518
                                             ---------    ---------    ---------    ---------

Operating income (loss)                         (4,153)     (14,994)      (9,019)       2,817
Other income, net                                  234        1,150        1,590        3,694
                                             ---------    ---------    ---------    ---------
Income (loss) before income taxes and
  minority interest                             (3,919)     (13,844)      (7,429)       6,511
Provision (benefit) for income taxes                 -       (3,274)        (342)       1,758
                                             ---------    ---------    ---------    ---------

Net income (loss) before minority interest      (3,919)     (10,570)      (7,087)       4,753
Minority interest in net loss of
  consolidated subsidiary                            -          (20)         (18)         (55)
                                             ---------    ---------    ---------    ---------
Net income (loss)                            $  (3,919)   $ (10,550)   $  (7,069)   $   4,808
                                             =========    =========    =========    =========
 Net income (loss) per share                 $   (0.22)   $   (0.60)   $   (0.40)   $    0.26
                                             =========    =========    =========    =========

Shares used in per share calculation            17,790       17,515       17,702       18,400
                                             =========    =========    =========    =========







     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30,    September 30,
                                                                     1997           1996
                                                                  -----------  -------------
                                                                  (unaudited)       (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  17,131       $  12,237
  Restricted cash                                                     5,199           7,023
  Short-term investments                                             33,100          62,200
  Accounts receivable                                                15,165          11,316
  Inventories                                                        40,534          22,469
  Other current assets                                                8,849          13,777
                                                                  ---------       ---------

Total current assets                                                119,978         129,022
Property, equipment, and leasehold improvements, net                 33,455          31,129
Other assets                                                         39,928          17,888
                                                                  ---------       ---------
Total assets                                                      $ 193,361       $ 178,039
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $   4,405       $   3,617
  Accounts payable                                                   27,195           8,912
  Accrued compensation and benefits                                   3,649           3,994
  Accrued expenses                                                    4,640           3,298
  Income tax payable                                                    453             550
  Current portion of long-term obligations                              713             722
                                                                  ---------       ---------

Total  current liabilities                                           41,055          21,093
Income tax payable - non-current                                      4,298           4,298
Long-term obligations                                                12,275          10,195
Minority interest in consolidated subsidiary                              -              18

Stockholders' equity:
  Convertible preferred stock                                             -               -
  Common stock                                                            2               2
  Additional paid-in capital                                        105,702         104,788
  Retained earnings                                                  32,883          39,952
  Cumulative translation adjustment                                  (2,825)         (2,246)
  Unearned compensation                                                 (29)            (61)
                                                                  ---------       ---------
Total stockholders' equity                                          135,733         142,435
                                                                  ---------       ---------
Total liabilities and stockholders' equity                        $ 193,361       $ 178,039
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)






                                                                     Nine Months Ended
                                                                          June 30,
                                                                  ----------------------
                                                                      1997        1996
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (7,069)   $   4,808
  Charges to net income not affecting cash                            8,475        4,938
  Net effect of changes in current and other assets and
    current liabilities                                               1,853      (11,834)
                                                                  ---------    ---------
     Cash provided by (used in) operating activities                  3,259       (2,088)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (10,702)     (17,439)
  Purchases of available-for-sale securities                       (151,300)    (150,675)
  Sales of available-for-sale securities                            180,400      156,375
  Investment in Wafertech, LLC                                       (9,360)      (9,360)
  Investment in United Integrated Circuits Corp                     (12,983)           -
                                                                  ---------    ---------
     Cash used in investing activities                               (3,945)     (21,099)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations           13,397       17,970
  Proceeds from issuance of common stock                                946        1,804
  Principal payments on notes payable and long-term obligations     (10,538)      (7,707)
  Decrease (increase) in restricted cash                              1,824       (2,781)
                                                                  ---------    ---------
     Cash provided by financing activities                            5,629        9,286
                                                                  ---------    ---------

Effect of exchange rate changes on cash and cash equivalents            (49)        (124)
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                  4,894      (14,025)
Cash and cash equivalents at beginning of period                     12,237       29,452
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  17,131    $  15,427
                                                                  =========    =========








     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. ("the Company") and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

         Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 10% and 32% of total net sales for the quarter ended June 30, 1997 and June 30,1996, respectively, and approximately 19% and 23% of total net sales for the nine months ended June 30, 1997 and June 30, 1996, respectively.


3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:


                                                           (In thousands)
                                                       June 30,   September 30,
                                                         1997         1996
                                                       --------   -------------
      Cash                                             $16,704      $ 9,989
      Money market instruments                             205        3,189
      Certificates of deposit                            5,421        6,082
      Auction preferred stock                           19,200       42,500
      Municipal bonds due in more than 3 years          13,900       19,700
                                                       =======      =======
                                                       $55,430      $81,460
                                                       =======      =======


4.    INVENTORIES

      The following is a summary of inventories by major category:


                                                         (In thousands)
                                                      June 30,    September 30,
                                                         1997          1996
                                                      --------    -------------
      Raw materials                                   $12,944         $10,123
      Work-in-process                                   9,635           2,826
      Finished goods                                   17,955           9,520
                                                      =======         =======
                                                      $40,534         $22,469
                                                      =======         =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INCOME TAXES

         The income tax benefit for the nine month period ended June 30, 1997 and the income tax provision for the nine month period ended June 30, 1996 have been calculated at the estimated annual effective rates of 5% and 27%, respectively. The effective tax rate for the nine months ended June 30, 1997 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year net operating loss based on management's expectations of future taxable income and actual taxable income for the prior three years. The effective tax rate for the nine months ended June 30, 1996 differs from the federal statutory rate primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.


6.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


7.       LITIGATION

         On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company imports a majority of its SRAMs from Taiwan. The Company currently is participating in this investigation as an interested party. The preliminary determination in this investigation is scheduled for September 23, 1997, but could be extended. If the preliminary determination is affirmative, the Company will be required to post a bond covering potential antidumping duties on its import of SRAMs from these countries from that date forward. A final determination by the DOC likely will not be made until early 1998. If that decision is affirmative, there will be subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea in the U.S. market, with a final decision likely in Spring 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping order is applicable to imports of SRAMs by the Company from either of these countries.

         The Company has retained legal counsel to defend its interests in the antidumping proceedings before the DOC, and if necessary, the ITC. There can be no assurance, however, that the government will not impose duties on the Company's imports of SRAM products into the United States. Duties, if any, imposed by the government could have a material adverse affect on the Company's gross margins and profits.

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three month and nine month periods ended June 30, 1997 is not expected to be material.

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

BACKGROUND

         The Company designs, develops and markets high performance SRAM and nonvolatile memory integrated circuits used in networking applications, telecommunications, personal computers, disk drives, data communications, office automation, instrumentation and consumer products. The high speed SRAM market over the past few years has been impacted by the increasing speed requirements of personal computers and other electronic systems such as modems and networks. The Company leverages its SRAM design and advanced CMOS process technology expertise to establish collaborative relationships with Asian semiconductor wafer foundries. Although the Company believes that these relationships differentiate it from traditional fabless semiconductor companies and allow it to secure a committed, low cost supply of wafers processed with leading edge process technology, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries". The Company's principal manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAM and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore and with Belling Semiconductor ("Belling") in the People's Republic of China. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. The Company has made an equity investment in a joint venture with TSMC and an equity investment in a joint venture with UMC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Net Sales. Net sales decreased by 4% to $26.5 million in the three months ended June 30, 1997, from $27.6 million in the three months ended June 30, 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products, specifically the Company's 256K, 512K, 1024K and 256K module products, as well as shipments of newer products such as the 64K x 16 and 64K x 32 SRAMs. The Company experienced lower average selling prices for its products in the June 1997 quarter compared to the same quarter of the prior year and the March 1997 quarter although the rate of decline has decreased for certain products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations and Declines in Average Selling Prices". Sales to one customer accounted for approximately 10% and 32% of total net sales for the quarter ended June 30, 1997 and June 30, 1996, respectively.

         Gross Profit (loss). Gross profit increased to $8.2 million in the three months ended June 30, 1997, from $(5.8) million in the three months ended June 30, 1996. The June 1996 period included a $15.0 million write-down of inventory. As a percentage of net sales, gross profit increased to 31.1% in the three months ended June 30, 1997 from (20.9)% in the three months ended June 30, 1996. Excluding the $15.0 million inventory write-down, gross profit was $9.2 million or 33.5% of net sales in the June 1996 quarter. Excluding the inventory write-down in the June 1996 quarter, the decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in the

June 1997 quarter compared to the same quarter of the prior year. Although product unit costs were lower in the June 1997 quarter compared to the June 1996 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for the June 1997 quarter reflect a $3.7 million benefit related to inventory sold during the quarter that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product cost reductions will continue or that such reductions will be sufficient to offset the expected declines in average selling prices.

         Research and Development. Research and development expenses increased by 29% to $7.1 million in the three months ended June 30, 1997, from $5.5 million in the three months ended June 30, 1996. As a percentage of net sales, research and development expenses increased to 26.7% in the three months ended June 30, 1997, from 20.0% in the three months ended June 30, 1996. The increases were primarily the result of an increase in engineering personnel and payroll related expenses, increased expenses related to the development of new products and the write-off of obsolete engineering equipment and software. During the three months ended June 30, 1997, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2MB Flash memory, geometry reductions for its memory products, EPROMs, and other memory related devices. In this regard, the Company developed its initial DRAM devices, a specialty high speed 4MB and 2MB DRAM. This product is currently being sampled. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 43% to $5.3 million in the three months ended June 30, 1997 from $3.7 million in the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% in the three months ended June 30, 1997, from 13.5% in the three months ended June 30, 1996. The increases were primarily the result of increases in bad debt reserves and legal expenses associated with antidumping proceedings totaling $1.2 million, as well as the addition of marketing and sales personnel and payroll related expenses. The Company expects its selling, general and administrative expenses to decrease slightly in absolute dollars in the September quarter as the charges associated with bad debt reserves and legal expenses for antidumping proceedings are expected to decline.

         Other income, Net. Other income, net decreased to $0.2 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. For the three months ended June 30, 1997, the Company recorded no benefit for income taxes compared to a benefit of 24% for the comparable period in the prior year, primarily resulting from a valuation allowance established during the current year to cover a portion of the current year net operating loss based on management's expectations of future taxable income and actual taxable income for the prior three years.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

         Net Sales. Net sales decreased by 30% to $75.9 million in the nine months ended June 30, 1997, from $109.0 million in the nine months ended June 30, 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products specifically the Company's 256K, 512K, 1024K and 256K module products, and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations and Declines in Average Selling Prices". Sales to one customer accounted for approximately 19% and 23% of total net sales for the nine months ended June 30, 1997 and June 30, 1996, respectively.

         Gross Profit. Gross profit decreased 26% to $22.5 million in the nine months ended June 30, 1997, from $30.3 million in the nine months ended June 30, 1996. As a percentage of net sales, gross profit increased to 29.6% in the nine months ended June 30, 1997 from 27.8% in the nine months ended June 30, 1996. The June 1996 period included a $15.0 million write-down of inventory. Excluding the $15.0 million inventory write-down, gross profit was $45.3 million or 41.6% of net sales in the nine months ended June 30, 1996. Excluding the inventory write-down in the 1996 period, the decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in the nine months ended June 30, 1997 compared to the same period of the prior year. Although product unit costs were lower in the nine months ended June 30, 1997 compared to the same period of the prior year, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for the nine months ended June 30, 1997 reflect a $11.7 million benefit related to inventory sold during the period that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product cost reductions will continue or that such reductions will be sufficient to offset the expected declines in average selling prices.

         Research and Development. Research and development expenses increased by 17% to $18.7 million in the nine months ended June 30, 1997, from $16.1 million in the nine months ended June 30, 1996. As a percentage of net sales, research and development expenses increased to 24.7% in the nine months ended June 30, 1997, from 14.7% in the nine months ended June 30, 1996. These increases were primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products and to a lesser extent, the write-off of obsolete engineering equipment and software. During the nine months ended June 30, 1997, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2MB Flash memory, geometry reductions for its memory products, EPROMs, and other memory related devices. In this regard, the Company developed its initial DRAM devices, a specialty high speed 4MB and 2MB DRAM. This product is currently being sampled. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 11% to $12.7 million in the nine months ended June 30, 1997 from $11.4 million in the nine months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 16.8% in the nine months ended June 30, 1997, from 10.5% in the nine months ended June 30, 1996. These increases were primarily the result of increases in bad debt reserves and legal expenses associated with antidumping proceedings totaling $1.2 million and increased payroll related expenses from the addition of marketing and sales personnel partially offset by decreased selling commissions associated with lower revenues. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Other income, Net. Other income, net decreased to $1.6 million in the nine months ended June 30, 1997 from $3.7 million in the nine months ended June 30, 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. For the nine months ended June 30, 1997, the Company recorded a benefit for income taxes of approximately 5% compared to a provision of 27% for the comparable period in the prior year, primarily resulting from a valuation allowance established during the current year to cover a portion of the current year net operating loss based on management's expectations of future taxable income and actual taxable income for the prior three years.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $55.4 million, of which approximately $10.7 million was held by ISSI-Taiwan. Approximately $5.2 million of the cash held by the Company is restricted as of June 30, 1997 for purposes of securing available short-term lines of credit and letters of credit. During the first nine months of fiscal 1997, operating activities generated cash of approximately $3.3 million. Cash generated by operations was primarily due to an increase in accounts payable, a decrease in other current assets, and the net loss adjusted for depreciation and other non-cash items, partially offset by increases in inventories and accounts receivable.

         The Company made capital expenditures of approximately $10.7 million in the first nine months of fiscal 1997, of which approximately $4.5 million was for the construction of the Company's facility in the Hsinchu Science-Based Industrial Park to house its Taiwan operations and $6.2 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $6 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $17.0 million during the next twelve months for the construction of its Taiwanese facility. A portion of this construction cost will be financed through loans. The building is expected to be completed in late calendar 1997.

         In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company will invest $31.2 million for a 4% equity interest in the venture and as of June 30, 1997, $18.7 million had been paid by the Company to WaferTech in this regard. The next payment by the Company of $12.5 million is expected to be made in November 1997. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. In exchange for wafer capacity commitments by TSMC, the Company agreed to make certain annual payments to TSMC which commenced in June 1995. The first payment in June 1995 was approximately $2.4 million and was credited towards the purchase of wafers in 1996. The additional required payments totaling approximately $31.2 million over the next four years represent annual increases in capacity which must be purchased by the Company, a portion of which is secured by a letter of credit for $4.8 million. Additionally, in fiscal 1995, the Company entered into a manufacturing agreement and joint venture agreement with UMC. Under the terms of these agreements, the Company received a supply of wafers from UMC beginning with the December 1995 quarter and the Company agreed to invest approximately $27 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in a joint manufacturing venture "United Integrated Circuits Corp." "UICC" of which UMC retains 55% ownership. As of June 30, 1997, approximately $20.0 million has been paid by the Company to UMC for the joint venture. The final payment of approximately $7.0 million was expected to be made in July 1997, however the Company has been notified by UMC that it does not anticipate the need for any additional payments. UMC and UICC have also committed that they will give at least four months advance notice should any additional payments become necessary.

         The Company has $27.2 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of June 30, 1997, the Company had borrowings of approximately $4.4 million under these short-term lines of credit.

         The Company has a number of long-term lines of credit with the Bank of Communication in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of June 30, 1997 were $13.0 million, of which $0.7 million is included in the current portion of long-term obligations. These obligations bear interest at rates of from 6.45% to 8.45% and are payable in quarterly installments through 2003. As of June 30, 1997, the Company had available long-term lines of credit of approximately $10.4 million of which approximately $9.5 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

         The Company believes that its existing funds will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may also use bank borrowings and capital leases depending on the terms available.

         The Company, from time to time, evaluates potential acquisitions and equity investments complementary to its memory expertise and market strategy. To the extent the Company pursues such transactions, any such transactions could require the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, availability of wafer fabrication capacity and fluctuations in manufacturing yield. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. While the Company's revenue has increased sequentially in the past three quarters, there can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

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

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In the first nine months of fiscal 1997, a substantial majority of the Company's net sales was derived from the sale of SRAM products, primarily 256K products. Substantially all of the Company's products are incorporated into computer and computer-peripheral products such as modems, disk drives and networks. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the PC or PC peripherals industry.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base. In the quarter and the nine months ended June 30, 1997, one customer accounted for approximately 10% and 19% of net sales, respectively. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

         The Company has adopted a fabless manufacturing strategy with the objective of establishing collaborative manufacturing relationships with selected semiconductor manufacturers. To date, the Company's principal manufacturing relationship has been with TSMC, and in the first nine months of fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying increasing wafer quantities, the Company would have little or no recourse if its wafer suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

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

RISK OF INCREASED TAXES

         The Company's tax rate could increase for a number of reasons. For example, if the proportions of taxable income shifted such that a greater proportion of taxable income is earned by its U.S. operations, the Company's effective tax rate may increase. It is possible that the Taiwan tax holiday applicable to the earnings of ISSI-Taiwan could be modified by changes in law or otherwise reduced. In addition, the Company's taxes would increase if all or a portion of the earnings of ISSI-Taiwan were to become subject to U.S. tax as the result of actual dividends or through U.S. rules for taxing controlled foreign corporations. Further, if profits of ISSI-Taiwan are distributed to the Company as dividends they become subject to Taiwan withholding tax as well as U.S. tax (with an offset for underlying Taiwan taxes paid) and the tax rate would increase. It is not the Company's intention to cause ISSI-Taiwan to distribute dividends.

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

                           PART II. OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

         On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company imports a majority of its SRAMs from Taiwan. The Company currently is participating in this investigation as an interested party. The preliminary determination in this investigation is scheduled for September 23, 1997, but could be extended. If the preliminary determination is affirmative, the Company will be required to post a bond covering potential antidumping duties on its import of SRAMs from these countries from that date forward. A final determination by the DOC likely will not be made until early 1998. If that decision is affirmative, there will be subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea in the U.S. market, with a final decision likely in Spring 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping order is applicable to imports of SRAMs by the Company from either of these countries.
         The Company has retained legal counsel to defend its interests in the antidumping proceedings before the DOC, and if necessary, the ITC. There can be no assurance, however, that the government will not impose duties on the Company's imports of SRAM products into the United States. Duties, if any, imposed by the government could have a material adverse affect on the Company's gross margins and profits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  The following exhibits are filed as a part of this report.
              Exhibit 11.1 Computation of Earnings Per Share.

              Exhibit 27 Financial Data Schedule.

         (b) The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Integrated Silicon Solution, Inc.
                                            (Registrant)


Dated:  August 14, 1997                      /s/ GARY L. FISCHER
                                            ---------------------------------
                                            Gary L. Fischer
                                            Executive Vice President,
                                            Office of the President, and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                               Exhibits
-------                              --------

  11.1           Computation of Earnings Per share

  27             Financial Data Schedule