Form 10-K405
period 1997-09-30
INTEGRATED SILICON SOLUTION INC
filed 1997-12-12
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number 0-23084

                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      77-0199971
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2231 Lawson Lane, Santa Clara, California                         95054.
-----------------------------------------                         ------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on November 28, 1997, as reported by the Nasdaq National Market, was approximately $159.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Stock on November 28, 1997 was 17,965,831.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held January 30, 1998 are incorporated by reference in
Part III of this Form 10-K.

                                TABLE OF CONTENTS



PART I
Item 1.    Business.................................................................1

Item 2.    Properties...............................................................9

Item 3.    Legal Proceedings........................................................9

Item 4.    Submission of Matters to a Vote of Security Holders......................9


PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters..................................................................10

Item 6.    Selected Consolidated Financial Data.....................................11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................11

Item 8.    Financial Statements and Supplementary Data..............................18

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.....................................................41


PART III


Item 10.   Directors and Executive Officers of the Registrant.......................41

Item 11.   Executive Compensation...................................................41

Item 12.   Security Ownership of Certain Beneficial Owners and Management...........41

Item 13.   Certain Relationships and Related Transactions...........................41


PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........41


SIGNATURES......................................................................... 44

When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the networking, telecommunications, personal computer and instrumentation markets, in particular as they may affect demand for or pricing of the Company's products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; and the availability and cost of products from the Company's suppliers; are subject to risks and uncertainties, including those set forth in Item 1 of Part I and in
Item 7 of Part II hereof entitled "Certain Factors Which May Affect the Company's Business or Future Operating Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Integrated Silicon Solution, Inc. ("ISSI" or the "Company") designs, develops and markets high performance memory devices including static random access memory ("SRAM"), nonvolatile memory ("NVM") and specialty dynamic random access memory ("DRAM"). The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. Nonvolatile memory products include Flash memories, EPROMs (erasable programmable read only memories) and EEPROMs (electrically erasable programmable read only memories) The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

        The primary function of SRAMs is to improve overall system performance by compensating for the disparity in the speeds of other integrated circuits within the system architecture. As a result, speed is a key performance characteristic for SRAMs. In certain mobile or portable applications the need for low power is also critical. In addition, when designing systems with SRAMs, customers regard cost as a critical factor. For these reasons, in order to continually improve product performance and reduce costs, the Company must have access to state-of-the-art process technology for wafer manufacturing and be able to implement design improvements, such as reduced geometries, quickly through short product design cycles.

        The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. The Company believes that these relationships differentiate it from traditional fabless companies and allow it to secure access to leading edge process technology and a committed source for wafer processing. The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in a joint venture with TSMC and an equity investment in a joint venture with UMC.

     ISSI was founded in 1988. The Company has its headquarters in Santa Clara, California. This facility focuses on research and development, product definition, quality assurance and marketing and sales. The Company has a wholly owned subsidiary in Taiwan. This subsidiary, located in the Hsinchu Science-Based Industrial Park and near several of the Company's wafer manufacturing partners, focuses on manufacturing coordination, quality assurance, product test and regional sales in the Asian market. The Company also has smaller subsidiaries in Hong Kong and China.

PRODUCTS

        The Company designs and markets a family of high performance, low cost SRAMs, as well as NVM products, including high speed EPROMS, serial EEPROMs, FLASH and Voice EPROMs. In 1997 the Company began initial shipments of its high speed DRAM and its first microcontroller. To date the Company has derived substantially all of its revenues from the sale of SRAM products.

SRAMS

     The Company offers a family of CMOS SRAMs in various densities, speeds and packaging configurations. SRAM densities include 64K (8K x 8), 256K (32K x 8), 512K (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x 16, 32K x 32), 2 megabit
(64K x 32) and 4 megabit (64K x 64). The Company produces both asynchronous SRAMs and synchronous SRAMs. The Company's 2 megabit 64K x 32 synchronous SRAM currently achieves 5 nanosecond access time. Leading speeds for the Company's asynchronous SRAMs vary according to density. The 1 megabit 128K x 8 SRAM currently achieves 10 nanoseconds. The 256K SRAM achieves as low as an 8 nanosecond access time.

     The Company's synchronous SRAMs are used primarily in PC cache applications. The Company's asynchronous SRAMs are used in applications such as modems, LANs, telecommunications, bridges, routers, multimedia products and industrial instrumentation. Additional SRAM products are under development and are expected to include performance-leading features in configuration, power levels, density and packaging. In addition, in the first half of calendar 1998, the Company expects to introduce embedded memory products, which will combine certain logic functions with SRAM.

DRAMS

        The Company introduced its first DRAM products in April 1997. The Company's DRAMs are specialty DRAMs and are not aimed at the main memory DRAM market. The Company introduced two low density products, a 2 megabit and 4 megabit DRAM that operate at more than twice the normal speed for DRAM devices. Initial applications for the Company's DRAMs are in the 3D graphics and disk drive markets. Revenue to date from such products has been immaterial.

NONVOLATILE MEMORY PRODUCTS

        The Company's NVM products include high performance FLASH, EPROMS and serial EEPROMs. FLASH and EPROMs are typically used in electronic systems which require permanent storage of data or program control code since NVM devices do not lose their memory content when power is turned off. In December 1995, the Company entered into a cross license agreement for FLASH technology with Intel. This enables the Company to design its own FLASH products and FLASH process technology with Intel-compatible architecture. The Company produces a high speed 45 nanosecond 1-megabit FLASH and a 55 nanosecond 2 megabit FLASH. The Company's EPROM development program focuses on high-speed products. The Company's 1 megabit EPROM achieves a read cycle of 30 nanoseconds. In addition to its 256K, 512K and 1 megabit EPROM, the Company is developing 2, 4 and 8 megabit EPROMs. High-speed EPROM and FLASH applications include modems, printers, digital phones and industrial instrumentation.

        The Company's serial EEPROM devices are low density and are used in applications that require nonvolatile storage of data or code and allow the information to be modified during system operation. Applications for serial EEPROMs include pagers, networking systems, modems, telephone sets, security systems, smart cards, video games and other consumer products.

        In the third quarter of fiscal 1997, the Company began initial shipments of a memory intensive 8051 microcontroller. Microcontrollers are used in a broad array of electronic equipment for the command and control logic of appliances, toys or cellular phones. The Company also produces a voice-recording chip that combines voice algorithm technology in a Flash based recording chip. Initial applications for this device are in consumer electronics such as voice recorded greeting cards. Revenue from both of these products has, to date, been immaterial.

DESIGN AND PROCESS TECHNOLOGY

        The Company has invested heavily in advanced process technology that allows it to design at leading edge geometries such as .25 micron for SRAMs. Memory products are particularly well suited for the development of advanced process technology. The Company's technology development engineers work closely with the Company's design engineers and manufacturing partners, such as TSMC, to develop new process technologies, refine existing process technologies and to reduce the circuit geometries of its products. During 1997, the Company and TSMC began development of 0.30 micron and 0.25 micron, 3.3-volt high speed SRAM process technology. The Company currently has several development programs with TSMC for advanced SRAM process technology and for a high-speed FLASH memory technology. The Company has a similar technology development program for SRAM and Flash with Chartered Semiconductor.

        The Company's design efforts focus on product specification, memory cell and array structure, logic and circuit design, simulation and layout. The Company has invested in advanced computer aided design ("CAD") systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. The Company leverages its memory expertise to design embedded memory products that combine memory and logic. In addition, the Company has developed proprietary product test software that allows it to test products accurately and cost effectively in large volumes.

MANUFACTURING

        The Company combines its process technology expertise, foundry partnership strategy and equity investment arrangements with TSMC and UMC to form a hybrid of the fab and fabless business models which it calls Fab-Lite(TM). The Company does not own or operate its own wafer foundry but because memory products are particularly well suited for the development of advanced process technology, the Company actively participates in developing and refining the process technology used to manufacture its specific products. The Company believes that this strategy enables it to achieve the early introduction of advanced geometries for its high performance memory products which results in increased performance and lowers manufacturing costs. To date, the Company's principal manufacturing relationship has been with TSMC, whereby the Company provides TSMC with design and process expertise in return for access to advanced process technology and committed wafer capacity at TSMC's wafer fabrication facilities. The Company also has a collaborative technology development relationship with Chartered for SRAM and FLASH products.

        In 1995, the Company entered into a joint venture, "United Integrated Circuits Corp." ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The joint venture is now expected to result in the delivery of wafers to the Company beginning in 1999. The joint venture agreement requires an equity investment by the Company of approximately $26 million (subject to fluctuations in the New Taiwanese Dollar) of which approximately $20.0 million had been paid as of September 30, 1997. The UICC facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months. UICC has informed the Company that the damages incurred are covered by insurance.

        In 1996, the Company entered into a joint venture agreement with Altera Inc., Analog Devices Inc. and TSMC wherein TSMC, as the general partner, will construct a wafer fabrication facility in the state of Washington. The fabrication facility is intended to be a very advanced process technology facility capable of 0.35, 0.25 and 0.18 micron process technology. The joint venture, named WaferTech LLC, is expected to reach full production in approximately 1999/2000. The joint venture agreement requires an equity investment by the Company of $31.2 million of which, at September 30, 1997, $18.7 million had been paid.

        The manufacturing of the Company's products is coordinated by ISSI-Taiwan, which is located in close proximity to TSMC and UMC in the Hsinchu Science-Based Industrial Park, a government-sponsored technology development zone. The Science Park location provides certain advantages, including close communication with its manufacturing partners, streamlined customs administration and preferential tax treatment.

        After receiving wafers from its independent wafer foundry partners, the Company performs its own wafer probe testing, laser repair, and final testing in its product test facility at ISSI-Taiwan, which operates on a multiple shift basis. The Company's U.S. headquarters develops and debugs test programs and tests procedures used in Taiwan. Both the Taiwan and U.S. facilities have clean rooms that are equipped for the wafer probe segment of the testing process. Packaging and assembly operations are performed by subcontractors, principally in Taiwan. A comprehensive quality control program is in place in both facilities. The Company has adopted ISO 9000 as its quality management standard. The Company's U.S. facility has received certification under ISO 9001 standards and the Company's Taiwan facility has received certification under ISO 9002 standards.

        Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. In addition, UMC manufactures integrated circuits, including SRAMs, for its own account. Although the Company has written commitments specifying wafer capacities, if a wafer supplier chose to prioritize capacity for other use or reduce or eliminate deliveries to the Company, there can be no assurance that the Company could enforce fulfillment of the delivery commitments. The equity investment arrangements and related purchase agreements by the Company with TSMC and UMC will provide the Company with guaranteed capacity, and thus are expected to mitigate this delivery risk in the future. However, these fabrication facilities are not yet operational. Since the construction of a wafer fabrication facility is a lengthy and complex endeavor, there can be no assurance that the TSMC joint venture fabrication facility or the UMC joint venture fabrication facility will be successfully completed and successfully enter into production. In this regard, the UMC joint venture facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months.

     There can be no assurance that the Company's foundries will not encounter construction or production difficulties or that they will allocate sufficient wafer capacity to satisfy the Company's wafer requirements, especially in times of wafer capacity shortages. Moreover, there can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would be able to produce an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

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

        The Company has certain minimum wafer purchasing commitments to its foundry partners in exchange for wafer capacity commitments. The Company agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $26.4 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company has minimum purchase obligations with UICC and WaferTech LLC. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

CUSTOMERS AND MARKETING

        The Company's customers include a broad range of electronic system manufacturers such as Cisco, 3Com, IBM, Motorola, and Seagate. The Company's SRAM products are used primarily in high-speed modems, local area networks, bridges and routers, PC cache, disk drives, cellular phones and adapter cards. The Company's NVM products have a wide range of memory applications including high-speed modems, local area networks, adaptor cards, cellular telephones and electronic games. In fiscal 1997 and 1996, one customer, 3Com/U.S. Robotics, accounted for approximately 19% and 22% of the Company's net sales, respectively. In fiscal 1995 no customer accounted for more than 10% of net sales.

        In the United States, the Company markets its products through a direct sales force and independent sales representatives. The Company engaged a U.S. distributor in 1995, and added a second U.S. distributor in 1996. The Company is continuing to expand its marketing and sales activity in Europe. The Company has sales offices in the United States, Europe, Japan, Hong Kong, Taiwan and the Peoples Republic of China.

        The Company has a direct sales and marketing organization based in Taipei, Taiwan that is primarily responsible for the Asian market. To date, a majority of the Company's Asian sales have been to Taiwan customers. The Company markets and distributes its products on a worldwide basis. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In fiscal 1996, approximately 53% of the Company's net sales were attributable to customers located in the United States, 10% was attributable to customers located in Europe and 37% was attributable to customers located in Asia. In fiscal 1995, approximately 35% of the Company's net sales were attributable to customers located in the United States, 9% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. In fiscal 1997, 1996, and 1995, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 55%, 47% and 65% of the Company's net sales, respectively. See Note 12 of Notes to Consolidated Financial Statements.

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

        The Company manufactures and markets primarily standard products that are designed to provide advanced performance and features such as speed, power, density or packaging. Sales are generally made pursuant to standard purchase orders, which can be revised during the agreement term to reflect changes in the customer's requirements. Generally, purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

COMPETITION

        The semiconductor memory market is intensely competitive and has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate the Company's products into their systems, access to advance process technologies at competitive prices, product functionality and performance, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results. In addition, the Company is vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products.

        The high performance SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the high performance SRAM market, the Company competes with several major domestic and international semiconductor companies including Cypress Semiconductor, Integrated Device Technology ("IDT"), Mitsubishi, Motorola, Samsung, Sony, Toshiba, UMC and Winbond. The Company also competes with new and emerging companies which have recently entered or may in the future enter the market. The Company also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but have not previously participated in the SRAM market sector. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

     In the high speed DRAM area, the Company competes primarily with Silicon Magic and Mosel-Vitelic. Other main memory DRAM companies could potentially enter the high-speed market in the future. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

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

        The process technology used by the Company's manufacturing sources, including process technology that the Company has developed with its foundries, can be used by such manufacturers to produce products for other companies, including the Company's competitors. Although the Company believes that its participation in the development of the processes provides it the advantage of early access to such processes, there can be no assurance that the knowledge of the manufacturer will not be used to benefit the Company's competitors.

PRODUCT WARRANTY

        Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

RESEARCH AND DEVELOPMENT

        Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. The Company's research and development activities are focused primarily on the development of advanced process technologies and new memory circuit designs. The Company currently designs most of its high performance memory products and jointly develops advanced process technology with its manufacturing partners from its headquarters in Santa Clara, California. The Company's Taiwan and Hong Kong subsidiaries are responsible for the development of the Company's microcontroller products, voice products and certain EEPROM products.

        The Company is currently designing new SRAM, DRAM, Embedded Memory and NVM products. SRAM products under development include higher density products such as the 4-megabit SRAM, low power SRAMs and specialty configurations. DRAM products under development include higher density DRAMs such as the 8-megabit and 16 megabit DRAM and synchronous graphics DRAMs. Nonvolatile memory programs include the development of higher density FLASH and lower power products. Several new product families are also under development. The Company's technology and product development expenditures in fiscal 1997, 1996 and 1995 were $26.2 million, $21.4 million and $14.9 million, respectively.

PATENTS

        As of September 30, 1997, the Company held eight U.S. patents. These patents expire between 2010 and 2014. The Company has approximately twenty additional patent applications pending and expects to continue to file patent applications where appropriate to protect its proprietary technologies. The Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

        In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and may from time-to-time continue to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there is no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or which may be necessary to protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

ACQUISITION OF NEXCOM TECHNOLOGY, INC.

        On December 3, 1997, the Company completed its acquisition of Nexcom Technology, Inc. ("Nexcom") in exchange for the issuance of 772,693 shares of Common Stock and $500,000 in cash (total consideration of approximately $7.2 million). The Nexcom shareholders are also eligible to receive certain contingent payments based on future license revenue. The transaction will be accounted for as a purchase and is expected to result in an in-process technology charge of approximately $6 to $7 million in the Company's December 31, 1997 quarter. Nexcom was formed in 1990 and has been engaged primarily in the research and development of non-volatile flash memory technology. As a result of the merger, the Company acquired 13 patents which were held by Nexcom. Nexcom has approximately 30 employees and is located in Sunnyvale, California.

EMPLOYEES

        As of September 30, 1997, the Company had approximately 450 employees, of which 250 were based in Taiwan, 194 in the U.S., 7 in the People's Republic of China and 19 in Hong Kong. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that the Company will successfully staff all necessary positions. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

        The executive officers of the Company and their ages as of September 30, 1997 are as follows:

         Name             Age                           Position
Jimmy S.M. Lee            42     Chairman, Chief Executive Officer, President, and
                                 Director
Kong-Yeu Han              42     Executive Vice President, Office of the President,
                                 General Manager-Taiwan and Director
Gary L. Fischer           46     Executive Vice President, Office of the President and
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

        Gary L. Fischer has served as the Company's Executive Vice President since April 1995 and as Vice President and Chief Financial Officer since June 1993. He also served as Vice President, Finance and Administration from December 1993 to April 1995. From December 1992 to April 1993, Mr. Fischer was Vice President, Finance and Chief Financial Officer of Shaman Pharmaceuticals, Inc., a pharmaceutical company. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

        Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

ITEM 2. PROPERTIES

        The Company's U.S. headquarters occupies a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which its executive offices, technology, product development groups and some R&D testing facilities are located. The lease on this building expires in February 2007. The Company subleases approximately 24,000 square feet to a third party. The sublease expires in March 2000. ISSI-Taiwan occupies two leased facilities totaling approximately 48,000 square feet in the Hsinchu Science-Based Industrial Park in Hsinchu, Taiwan. These leases expire in April and September 1998 and are subject to annual renewal. The Company also leases sales offices in five states, Taipei, Taiwan and China and engineering offices in Hong Kong.

        The Company needs additional space in Taiwan to accommodate its growth. In this regard, the Company has begun the construction of a building of approximately 225,000 square feet in the Hsinchu Science-Based Industrial Park to house its Taiwan operation at a cost of approximately $22 million. Occupancy is expected to begin in mid 1998. The Company intends to sublease a portion of the new building to other companies.

ITEM 3. LEGAL PROCEEDINGS

        On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company currently imports a majority of its SRAMs from Taiwan. The Company is participating in this investigation as an interested party and has been assigned a preliminary duty deposit rate of 10.96 percent. A final report by the DOC is scheduled for January 1998. There will be a subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea on the U.S. market, with a final decision likely in March or April 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping duty deposit is applicable to imports of SRAMs by the Company from either of these countries. If an affirmative decision is reached, the Company would be required to post a duty deposit for SRAM wafers or devices imported from Taiwan. This duty deposit could be subsequently returned to the Company or forfeited as duty to the U.S. Customs depending on subsequent measurements, the results of which are made available by the Department Of Commerce in the year 2000.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings before the DOC and the ITC. There can be no assurance, however, that the government will not impose duties on the Company's imports of SRAM products into the United States. Duties, if any, imposed by the government could have a material adverse affect on the Company's gross margins and profits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

         Fiscal Year ending September 30, 1997              High              Low
                                                       -------------     --------------
Fourth quarter                                         $    16.375       $    7.5625
Third quarter                                                9.875            6.50
Second quarter                                              10.625            8.03125
First quarter                                               12.375            8.00

         Fiscal Year ending September 30, 1996              High              Low
                                                       -------------     -------------
Fourth quarter                                         $    13.375       $    8.00
Third quarter                                               19.125           10.625
Second quarter                                              18.75            11.375
First quarter                                               38.00            15.00

HOLDERS OF RECORD

        As of December 1, 1997, there were approximately 10,900 beneficial holders of the Company's common stock.

DIVIDENDS

        The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. The Company is subject to legal restrictions related to distribution of earnings of its Taiwan subsidiary. See Note 10 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

        On December 3, 1997, in connection with the merger of Nexcom with and into the Company, the Company issued an aggregate of 772,693 shares of its Common Stock to the Nexcom shareholders. The shares were issued pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                 Fiscal Year Ended September 30,
                                    1997          1996          1995          1994         1993
                                 -----------  -------------  -----------    ---------   ----------
                                              (in thousands, except per share data)
Net sales                         $ 108,261     $ 132,039      $ 123,201    $ 60,836    $ 52,662
Gross margin                         32,156        31,855         62,252      20,553      15,671
Operating income (loss)             (10,776)       (4,683)        34,476       4,994       5,755
Net income (loss)                    (7,686)        1,015         29,653       4,612       5,782
Net income (loss) per share (1)       (0.43)         0.06           1.79        0.34           -

Working capital                      75,544       107,929        120,839      16,648      11,957
Total assets                        195,596       178,039        204,441      33,243      28,883
Total long-term obligations,
    notes payable, and current
    portion of long-term
    obligations                      20,101        14,534         33,888       1,526       2,963
Stockholders' equity                134,567       142,435        139,909      21,187      15,963
Dividends paid                            -             -              -           -           -


-------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share. Prior to 1994, Statements of Operations omit net income per share as it was not presented in the Company's initial public offering registration statement. Pro forma income per share is presented for fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 18% to $108.3 million in fiscal 1997 from $132.0 million in fiscal 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products, specifically the Company's 256K, 512K, 1024K products, cache module products, and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations and Declines in Average Selling Prices". Sales to one customer accounted for approximately 19% and 22% of total net sales for fiscal 1997 and fiscal 1996, respectively.

        Gross Profit. The Company's cost of revenues includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs and costs associated with in-house product testing and quality assurance. Gross profit increased 1% to $32.2 million in fiscal 1997, from $31.9 million in fiscal 1996. As a percentage of net sales, gross profit increased to 29.7% in fiscal 1997 from 24.1% in fiscal 1996. Fiscal 1996 included a $15.0 million write-down of inventory. Excluding the $15.0 million inventory write-down, gross profit was $46.9 million or 35.5% of net sales in fiscal 1996. Excluding the inventory write-down in the 1996 period, the decrease in gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in fiscal 1997 compared to fiscal 1996. Although product unit costs were lower in fiscal 1997 compared to fiscal 1996, such reductions did not offset the declines in average selling prices resulting in lower gross margins. Cost of sales for fiscal 1997 reflects a $13.9 million benefit related to inventory sold during fiscal 1997 that had been partially written-down in the second half of fiscal 1996. The Company believes that the average selling price of its products will continue to decline and unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices.

        Research and Development. Research and development expenses increased by 23% to $26.2 million in fiscal 1997, from $21.4 million in fiscal 1996. As a percentage of net sales, research and development expenses increased to 24.2% in fiscal 1997, from 16.2% in fiscal 1996. These increases were primarily the result of an increase in engineering personnel, increased payroll related expenses and increased expenses related to the development of new products and, to a lesser extent, the write-off of obsolete engineering equipment and software. During fiscal 1997, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2 megabit Flash memory, geometry reductions for its memory products, EPROMs, and other memory related devices. In this regard, the Company developed its initial DRAM devices, specialty high speed 4 megabit and 2 megabit DRAMs. These products are currently being sampled by several customers. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 10% to $16.8 million in fiscal 1997 from $15.2 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 15.5% in fiscal 1997, from 11.5% in fiscal 1996. These increases were primarily the result of increases in bad debt reserves and legal expenses associated with antidumping proceedings and increased payroll related expenses from the addition of marketing and sales personnel, partially offset by decreased selling commissions associated with lower revenues. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

        Interest and other income, Net. Interest and other income, net decreased to $1.9 million in fiscal 1997 from $4.5 million in fiscal 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

        Benefit for Income Taxes. The Company recorded a tax benefit of $1.1 million for fiscal 1997 which was primarily attributable to investment tax credits generated by the Company's Taiwan subsidiary during the year ended September 30, 1997. The Company recorded a tax benefit of $1.2 million for fiscal 1996 which was primarily attributable to lower than expected profit before income taxes and tax benefits relating to tax-exempt interest income and the dividends deduction. In addition, the Company's Taiwan subsidiary generated significant investment tax credits during the year ended September 30, 1996.

        As a result of its location in the Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan has received a tax exemption for taxable income beginning October 1, 1992. This tax exemption is extended each time ISSI-Taiwan expands its capital assets and uses the capital to purchase qualified machinery. The precise amount of the exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate. In addition, the Company recognized benefits from investment tax credits in Taiwan of approximately $968,000 in fiscal 1997. There can be no assurance that the Company's current tax status in Taiwan will not change in the future due to changes in the regulatory environment, the inability to qualify for exempt status or other factors.

        Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 30, 1997. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced Approximately $2.0 million of the valuation allowance at September 30, 1997 is attributable to tax benefits of stock option deductions which will be credited to paid in capital when realized.

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

        Gross Profit. Gross profit decreased 49% to $31.9 million in fiscal 1996 from $62.3 million in fiscal 1995. As a percentage of net sales, gross profit decreased to 24.1% for fiscal 1996 from 50.5% for fiscal 1995. The decline in gross margin includes a $15.0 million write-down of inventory recorded in the June 1996 quarter. The general decrease in gross profit was primarily the result of lower average selling prices for the Company's SRAM products in fiscal 1996 compared to fiscal 1995. The Company experienced a significant drop in the average selling prices of its SRAM products in fiscal 1996 and, to a lesser extent, a decline in the average selling prices of its NVM products. Although product costs were also generally lower in fiscal 1996, the significant drop in average selling prices resulted in lower gross margins.

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

      For fiscal 1996, the Company was able to reduce current taxes payable by approximately $1,510,000 ($0.08 per share) related to the Company's Taiwan tax exemption. In addition, the Company recognized benefits from investment tax credits in Taiwan of approximately $1,018,000 in the fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $53.1 million, of which approximately $12.1 million was held by ISSI-Taiwan. Approximately $5.2 million of the cash held by the Company is restricted as of September 30, 1997 for purposes of securing available short-term lines of credit and letters of credit. During fiscal

1997, operating activities utilized cash of approximately $4.6 million. Cash utilized by operations was primarily due to increases in inventories and accounts receivable partially offset by an increase in accounts payable, a decrease in other assets and net loss adjusted for depreciation and other non-cash items.

        The Company made capital expenditures of approximately $14.0 million in fiscal 1997, of which approximately $6.0 million was for the construction of the Company's facility in the Hsinchu Science-Based Industrial Park to house its Taiwan operations and $8.0 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $12 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $16.0 million during the next twelve months for the construction of its Taiwanese facility. A portion of this construction cost will be financed through loans. The building is expected to be completed in mid 1998.

     In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of June 30, 1997, $18.7 million had been paid by the Company to WaferTech in this regard. The last scheduled payment by the Company of $12.5 million was made in November 1997. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. For wafer increases over 1994, the base year, the Company is obligated to pay a portion of the cost for the increased number of wafers even if the allocated annual increase is not purchased in that year. The Company's future commitments for the years 1998-2001 are approximately $26.4 million and the Company has established a letter of credit for $4.8 million covering a portion of this amount. Additionally, in fiscal 1995, the Company entered into a joint venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $26 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in the venture of which UMC retains 55% ownership. As of September 30, 1997, approximately $20.0 million has been paid by the Company to UICC in this regard. The final payment of approximately $6.0 million is expected to be made in December 1997. The UICC facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months. UICC has informed the Company that the damages incurred are covered by insurance.

        The Company generated $9.2 million from financing activities during fiscal 1997, which were derived primarily from $5.6 million in net borrowings under short-term and long-term lines of credit. The Company has $28.4 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of September 30, 1997, the Company had borrowings of approximately $6.2 million under these short-term lines of credit.

        The Company has a number of long-term lines of credit with the various financial institutions in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of September 30, 1997 were $13.9 million, of which $2.3 million is included in the current portion of long-term obligations. These obligations bear interest at rates from 6.45% to 8.45% and are payable in quarterly installments through 2004. As of September 30, 1997, the Company had available long-term lines of credit of approximately $15.4 million of which approximately $9.2 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yield, disruption in delivery and order fulfillment and shortages in the supply of wafers or assembly capacity. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. Although the Company has since experienced quarterly sequential revenue growth, there can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. The Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, several Asian countries including Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

        Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996 and 1997. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit.

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

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

        In fiscal 1997, substantially all of the Company's net sales were derived from the sale of SRAM products. A majority of the Company's products are incorporated into products such as modems, networking equipment, disk drives and PC cache. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the peripherals industry or in PCs.

CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. In fiscal 1997 and 1996, one customer accounted for approximately 19% and 22% of net sales, respectively. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

        The Company has combined its fabless manufacturing strategy with technology partnerships and equity investments. This hybrid approach, which the Company calls "Fab-Lite(TM)", has provided advanced process technology and a committed wafer supply. To date, the Company's principal manufacturing relationship has been with TSMC, and in fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company there can be no assurance that the Company could enforce fulfillment of the delivery commitments. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

        The Company has agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company also agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $26.4 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company also has minimum purchase obligations for its joint venture with UMC and WaferTech LLC. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results would be materially and adversely affected.

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

MANAGEMENT OF GROWTH

        The Company has grown rapidly in certain years. This growth has resulted in a significant increase in responsibilities for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel, MIS systems, product delivery systems and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management systems, to successfully attract new employees and to properly train, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the Company's business and operating results could be materially and adversely affected.

RISK OF INCREASED TAXES

        The Company's tax rate could increase for a number of reasons. For example, if the proportions of taxable income shifted such that a greater proportion of taxable income is earned by U.S. operations, the Company's effective tax rate may increase. It is possible that the Taiwan tax exemption applicable to the earnings of ISSI-Taiwan could be modified by changes in law or otherwise reduced. In addition, the Company's taxes would increase if all or a portion of the earnings of ISSI-Taiwan were to become subject to U.S. tax as the result of actual dividends or through U.S. rules for taxing controlled foreign corporations. Further, if profits of ISSI-Taiwan are distributed to the Company as dividends they become subject to Taiwan withholding tax as well as U.S. tax (with an offset for underlying Taiwan taxes paid) and the tax rate would increase. It is not the Company's intention to cause ISSI-Taiwan to distribute dividends.

        ISSI-Taiwan is a controlled foreign corporation ("CFC") for U.S. income tax purposes. Under U.S. rules for taxing CFCs, all or a portion of the earnings of ISSI-Taiwan may become subject to U.S. tax as inclusions in the U.S. taxable income of the Company (with a credit for foreign taxes paid by ISSI-Taiwan) if one or more of a number of events occur. Such events include, but are not limited to, ISSI-Taiwan lending funds to the Company or otherwise investing in certain proscribed assets and ISSI-Taiwan engaging in various types of transactions defined in the Subpart F provisions of the U.S. Internal Revenue Code. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to such changes in U.S. tax laws as may occur. However, over time the CFC rules may cause the Company's tax rate to increase.

VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock increased substantially after the Company's initial public offering in February 1995, subsequently declined, and could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, future announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, trade laws and import duties, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial StatementS

                                                                                 Page

Report of Independent Auditors....................................................19

Financial Statements:
     Consolidated Statements of Operations
         For Fiscal Years Ended September 30, 1997,
         September 30, 1996, and September 30, 1995...............................20

     Consolidated Balance Sheets
         As of September 30, 1997, and September 30, 1996.........................21

     Consolidated Statements of Stockholders' Equity
         For Fiscal Years Ended September 30, 1997,
         September 30, 1996, and September 30, 1995...............................22

     Consolidated Statements of Cash Flows
         For Fiscal Years Ended September 30, 1997................................23
         September 30, 1996, and September 30, 1995

     Notes to Consolidated Financial Statements...................................24

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

        We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                          ERNST & YOUNG LLP





San Jose, California
October 27, 1997,
except for Note 17
as to which the date is
December 3, 1997

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                               Years Ended September 30,
                                          -----------------------------------
                                            1997         1996          1995
                                          ---------    ---------    ---------
Net sales                                 $ 108,261    $ 132,039    $ 123,201

Cost of sales (other than item below)        76,105       85,184       60,949
Inventory write-down                             --       15,000           --
                                          ---------    ---------    ---------
Total cost of sales                          76,105      100,184       60,949
                                          ---------    ---------    ---------
Gross profit                                 32,156       31,855       62,252
                                          ---------    ---------    ---------

Operating expenses:
  Research and development                   26,179       21,350       14,852
  Selling, general and administrative        16,753       15,188       12,924
                                          ---------    ---------    ---------
    Total operating expenses                 42,932       36,538       27,776
                                          ---------    ---------    ---------

Operating income (loss)                     (10,776)      (4,683)      34,476
Interest and other income                     2,535        4,803        2,631
Interest expense                               (607)        (335)         (88)
                                          ---------    ---------    ---------
Income (loss) before income taxes and
  minority interest                          (8,848)        (215)      37,019
Provision (benefit) for income taxes         (1,144)      (1,158)       7,404
                                          ---------    ---------    ---------

Income (loss) before minority interest       (7,704)         943       29,615
Minority interest in net loss of
  consolidated subsidiary                       (18)         (72)         (38)
                                          ---------    ---------    ---------

Net income (loss)                         $  (7,686)   $   1,015    $  29,653
                                          =========    =========    =========

Net income (loss) per share               $   (0.43)   $    0.06    $    1.79
                                          =========    =========    =========

Shares used in per share calculation         17,748       18,356       16,534
                                          =========    =========    =========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                             September 30,
                                                                       --------------------------
                                                                          1997            1996
                                                                       ----------       ---------
                                          ASSETS
Current assets:
    Cash and cash equivalents                                            $ 22,334        $ 12,237
    Restricted cash                                                         5,202           7,023
    Short-term investments                                                 25,600          62,200
    Accounts receivable, net of allowance for doubtful
        accounts of $2,268 in 1997 and $2,002 in 1996                      18,478          11,316
    Inventories                                                            40,730          22,469
    Other current assets                                                    7,472          13,777
                                                                       ----------       ---------
Total current assets                                                      119,816         129,022
Property, equipment, and leasehold improvements, net                       27,693          30,795
Construction in progress                                                    6,343             334
Other assets                                                               41,744          17,888
                                                                       ----------       ---------
Total assets                                                             $195,596        $178,039
                                                                       ==========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                        $  6,152       $   3,617
    Accounts payable                                                       23,138           8,912
    Accrued compensation and benefits                                       3,424           3,994
    Accrued expenses                                                        8,725           3,298
    Income tax payable                                                        582             550
    Current portion of long-term obligations                                2,251             722
                                                                       ----------       ---------
Total current liabilities                                                  44,272          21,093
Income tax payable - noncurrent                                             5,059           4,298
Long-term obligations                                                      11,698          10,195
Minority interest in consolidated subsidiary                                   --              18
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.0001 par value: Authorized shares -
        5,000 in 1997 and 1996. No shares outstanding                          --              --
    Common stock, $0.0001 par value: Authorized shares -
        70,000 in 1997 and 1996.  Issued and outstanding shares -
        17,938 in 1997 and 17,607 in 1996.                                      2               2
    Additional paid-in capital                                            106,769         104,788
    Retained earnings                                                      32,266          39,952
    Cumulative translation adjustment                                      (4,248)         (2,246)
    Unearned compensation                                                    (222)            (61)
                                                                       ----------       ---------
Total stockholders' equity                                                134,567         142,435
                                                                       ----------       ---------
Total liabilities and stockholders' equity                               $195,596        $178,039
                                                                       ==========       =========

         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                      Convertible
                                    Preferred Stock            Common Stock       Additional                Cumulative
                                ----------------------    ---------------------    Paid-In     Retained    Translation   Unearned
                                  Shares       Amount       Shares      Amount     Capital     Earnings     Adjustment  Compensation
                                ---------    ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 30, 1994      31,314    $       3        4,797   $      --   $  11,838    $   9,284    $      97    $     (35)

  Stock options exercised              --           --          517          --       1,008           --           --           --
  Issuance of common stock
    in public offering and
    exercise of warrant                --           --        4,082           1      85,979           --           --           --
  Conversion to common
    stock                         (31,314)          (3)       7,829           1           2           --           --           --
  Unearned compensation                --           --           --          --         131           --           --         (131)
  Amortization of unearned
    compensation                       --           --           --          --          --           --           --           32
  Cancellation of stock
    options                            --           --           --          --         (30)          --           --           30
  Tax benefits from sale
    of common stock                    --           --           --          --       3,448           --           --           --
  Translation adjustment               --           --           --          --          --           --       (1,399)          --
  Net income                           --           --           --          --          --       29,653           --           --
                                ---------    ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 30, 1995          --           --       17,225           2     102,376       38,937       (1,302)        (104)

  Stock options exercised              --           --          253          --         952           --           --           --
  Shares issued under
    stock purchase plan                --           --          129          --       1,357           --           --           --
 Amortization of unearned
    compensation                       --           --           --          --          --           --           --           43
  Tax benefits from sale
    of common stock                    --           --           --          --         103           --           --           --
  Translation adjustment               --           --           --          --          --           --         (944)          --
  Net income                           --           --           --          --          --        1,015           --           --
                                ---------    ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 30, 1996          --           --       17,607           2     104,788       39,952       (2,246)         (61)

  Stock options exercised              --           --          197          --         665           --           --           --
  Shares issued under
    stock purchase plan                --           --          134          --       1,112           --           --           --
  Unearned compensation                --           --           --          --         204           --           --         (204)
  Amortization of unearned
    compensation                       --           --           --          --          --           --           --           43
  Translation adjustment               --           --           --          --          --           --       (2,002)          --
  Net loss                             --           --           --          --          --       (7,686)          --           --
                                ---------    ---------    ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 30, 1997          --    $      --       17,938   $       2   $ 106,769    $  32,266    $  (4,248)   $    (222)
                                =========    =========    =========   =========   =========    =========    =========    =========


                                     Total
                                  Stockholders'
                                     Equity
                                  -------------
Balance at September 30, 1994     $  21,187

  Stock options exercised             1,008
  Issuance of common stock
    in public offering and
    exercise  of warrant             85,980

  Conversion to common
    stock                                --
  Unearned compensation                  --
  Amortization of unearned
    compensation                         32
  Cancellation of stock
    options                              --
  Tax benefits from sale
    of common stock                   3,448
  Translation adjustment             (1,399)
  Net income                         29,653
                                  ---------
Balance at September 30, 1995       139,909

  Stock options exercised               952
  Shares issued under
    stock purchase plan               1,357
  Amortization of unearned
    compensation                         43
  Tax benefits from sale
    of common stock                     103
  Translation adjustment               (944)
  Net income                          1,015
                                  ---------
Balance at September 30, 1996       142,435

  Stock options exercised               665
  Shares issued under
    stock purchase plan               1,112
  Unearned compensation                  --
  Amortization of unearned
    compensation                         43
  Translation adjustment             (2,002)
  Net loss                           (7,686)
                                  ---------
Balance at September 30, 1997     $ 134,567
                                  =========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                      Years Ended September 30,
                                                                   -----------------------------------
                                                                     1997         1996         1995
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                $  (7,686)   $   1,015    $  29,653
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                   11,408        7,586        3,816
      Provision for losses on accounts receivable                        675          714        1,185
      Net foreign currency transaction (gains) losses                     17         (311)         225
      Minority interest in net loss of consolidated subsidiary           (18)         (72)         (38)
      Changes in operating assets and liabilities:
        Accounts receivable                                           (8,007)       6,581      (11,694)
        Inventories                                                  (19,446)     (11,592)      (3,725)
        Other assets                                                   4,328       (7,710)      (3,141)
        Accounts payable                                              13,939       (6,721)       7,288
        Accrued expenses                                                 227       (3,104)      13,367
                                                                   ---------    ---------    ---------
            Net cash provided by (used in) operating activities       (4,563)     (13,614)      36,936
Cash flows from investing activities:
  Acquisition of property, equipment, and leasehold improvements     (13,985)     (20,423)     (17,411)
  Purchases of available-for-sale securities                        (174,400)    (197,800)    (184,650)
  Sales of available-for-sale securities                             211,000      215,900      104,350
  Investment in WaferTech, LLC                                        (9,360)      (9,360)          --
  Investment in United Integrated Circuits Corp.                     (12,983)          --       (7,500)
  Proceeds from employees for UICC shares                              5,345           --           --
                                                                   ---------    ---------    ---------
            Net cash provided by (used in) investing activities        5,617      (11,683)    (105,211)
Cash flows from financing activities:
  Proceeds from issuance of stock                                      1,820        2,352       87,020
  Borrowings under notes payable and long-term obligations            28,659       28,018        4,317
  Principal payments of notes payable and long-term obligations      (23,092)     (16,172)      (3,155)
  Decrease (increase) in restricted cash                               1,821       (6,037)         355
                                                                   ---------    ---------    ---------
            Net cash provided by financing activities                  9,208        8,161       88,537
Effect of exchange rate changes on cash and cash equivalents            (165)         (79)        (226)
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                  10,097      (17,215)      20,036
Cash and cash equivalents at beginning of year                        12,237       29,452        9,416
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                           $  22,334    $  12,237    $  29,452
                                                                   =========    =========    =========


         See the accompanying notes to consolidated financial statements.

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

        At September 30, 1997 and 1996, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1997 and 1996, the cost of these securities approximated the fair value and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the twelve months ended September 30, 1997 and 1996.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

        The Company recognizes revenue to non-distributor customers upon shipment. The Company provides for estimated sales returns on sales to these customers. Sales made to distributors, under terms allowing certain rights of return and price protection on unsold merchandise held by the distributor, are deferred until the merchandise is sold by the distributor.

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

CONCENTRATION OF CREDIT RISK

        The Company operates in one business segment, which is to design, develop, and market high performance SRAM and nonvolatile memory integrated circuits. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers and personal computer motherboard manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In fiscal 1997 and 1996, one customer accounted for approximately 19% and 22% of net sales, respectively. In fiscal 1995, no customer exceeded 10% of total net sales.

        The Company maintains cash, cash equivalents, and short-term investments with various financial institutions. The Company's investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. To date, the Company has not incurred losses related to these investments.

SEMICONDUCTOR INDUSTRY RISKS

        To date the Company has derived substantially all of its revenues from the sale of SRAM products. The Company is undertaking efforts to diversify into other product areas such as NVM products, speciality DRAMs and embedded memories. If the market for SRAM products should decline and the Company has not successfully diversified, such decline would have a material adverse affect on the Company's financial performance.

        The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements and fluctuations in manufacturing yields. Other factors include potential inventory write-downs, changes in product mix, changes in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NET INCOME (LOSS) PER SHARE

        Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued by the Company at prices below the initial public offering price of the Company's common stock during the twelve-month period prior to the Company's initial public offering in February 1995, have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method at the initial public offering price).

        Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary net income per share (basic earnings per share), the dilutive effect of stock options will be excluded. The Company's basic and diluted earnings (loss) per share as calculated according to FAS 128 would have been as follows:

                                            1997          1996          1995
                                            ----          ----          ----
Basic                                       $(0.43)       $0.06         $1.99
Diluted                                     $(0.43)       $0.06         $1.79

RECLASSIFICATION OF PRIOR YEAR BALANCES

        Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following at September 30:

                                                     1997      1996
                                                   -------   -------
                                                     (In thousands)
        Cash                                       $21,953   $ 9,989
        Money market instruments                       480     3,189
        Certificates of deposit                      5,103     6,082
        Auction preferred stock                     13,200    42,500
        Municipal bonds due in more than 3 years    12,400    19,700
                                                   -------   -------
            Total                                  $53,136   $81,460
                                                   =======   =======

NOTE 3.  INVENTORIES

    Inventories consisted of the following at September 30:

                                 1997      1996
                               -------   -------
                                (In thousands)
        Purchased components   $10,444   $10,123
        Work-in-process         10,199     2,826
        Finished goods          20,087     9,520
                               -------   -------
                               $40,730   $22,469
                               =======   =======

        During the third quarter of fiscal 1996, the Company recorded an inventory write-down of $15.0 million.

NOTE 4.  OTHER CURRENT ASSETS AND OTHER ASSETS

    Other current assets and other assets consisted of the following at September 30:

                                                                            1997     1996
                                                                          -------   -------
                                                                            (In thousands)
        Advance payment TSMC (see Note 7)                                 $    --   $ 2,326
        Deferred tax asset                                                  1,137     4,615
        Other                                                               6,335     6,836
                                                                          -------   -------
                                                                          $ 7,472   $13,777
                                                                          =======   =======

        Investment in United Integrated Circuits Corp.  (see Note 13)     $19,012   $ 6,821
        Investment in WaferTech LLC.  (see Note 13)                        18,720     9,360
        Other                                                               4,012     1,707
                                                                          -------   -------
                                                                          $41,744   $17,888
                                                                          =======   =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

    Property, equipment, and leasehold improvements consisted of the following at September 30:


                                                            1997              1996
                                                      ---------------    ------------
                                                              (In thousands)
         Machinery and equipment                          $    49,463     $    43,209
         Furniture and fixtures                                 1,409           1,174
         Leasehold improvements                                 2,050           1,763
                                                      ---------------    ------------
                                                               52,922          46,146
         Less accumulated depreciation and                     25,229          15,351
         amortization
                                                      ===============    ============
                                                          $    27,693     $    30,795
                                                      ===============    ============


NOTE 6.  ACCRUED EXPENSES

        Accrued liabilities consisted of the following at September 30:


                               1997       1996
                              ------     ------
                                (In thousands)
UICC shares due employees     $5,345     $   --
Other                          3,380      3,298
                              ------     ------
                              $8,725     $3,298
                              ======     ======


        The Company has an equity investment commitment of approximately $26 million (subject to fluctuations in the New Taiwanese Dollar) in UICC, a wafer fabrication joint venture led by UMC. Through September 30, 1997, the Company had invested approximately $20 million of such amount. In fiscal 1997, the Company elected to re-sell a portion of this investment to its employees at cost, which approximates fair value, generating a cash inflow to the Company of approximately $5,345,000. The UICC shares will be transferred to the employees pending final approval by UICC and the government of the Republic of China.

NOTE 7.  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

        At September 30, 1997, ISSI-Taiwan had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $28,385,000 denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 1997, the Company had borrowings of approximately $6,152,000 outstanding under these lines of credit. These lines of credit expire at various times through August 1998. These lines of credit are secured by time deposits of approximately $402,000, which are recorded as restricted cash. Commitment fees relating to these lines are not material. At September 30, 1997, the weighted average interest rate on borrowing under these lines was 7.1%.

        In fiscal 1995, the Company's primary foundry partner, TSMC, committed to provide the Company with annual wafer capacity increases for each year through 2001. For wafer increases over 1994, the base year, the Company is obligated to pay a portion of the cost for the increased number of wafers even if the allocated annual increase is not purchased in that year. The Company's future commitments for the years 1998-2001 are approximately $26.4 million. The Company has established a letter of credit for $4.8 million covering a portion of this amount.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term obligations consisted of the following at September 30:


                                                          1997         1996
                                                         -------     -------
                                                           (In thousands)
Notes payable to bank, due in quarterly installments
  through 2004 with interest at 6.45% to 8.45% and
  secured by the Company's property and equipment        $13,949     $10,917
Less current portion                                       2,251         722
                                                         -------     -------
                                                         $11,698     $10,195
                                                         =======     =======


        At September 30, 1997, future minimum principal payments on notes payable and long-term obligations were as follows (in thousands):


        1998                                 $   2,251
        1999                                     2,834
        2000                                     2,511
        2001                                     2,408
        2002                                     2,408
        Thereafter                               1,537
                                              --------
        Total                                 $ 13,949
                                              ========


        Interest of $280,000, $235,000 and $136,000 was capitalized in 1997,
1996 and 1995, respectively, and is included in fixed assets.

NOTE 8.  CAPITAL STOCK

        The Company's Restated Certificate of Incorporation provides for 70,000,000 authorized shares of Common Stock and 5,000,000 authorized shares of preferred stock. The terms of the preferred stock may be fixed by the Board of Directors, who have the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders of the Company. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

NOTE 9.  STOCK PLANS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment. Options to purchase 1,164,000 shares, 791,000 shares and 432,000 shares were exercisable as of September 30, 1997, 1996, and 1995, respectively.

        In the event of certain changes in control of the Company, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

1996 STOCK OPTION PLAN

        On October 18, 1996, the Company adopted a stock option plan (the "1996 Plan") that provides for non-statutory stock options for non-executive employees and consultants of the Company.

        Under the terms of the plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultantcy. Options to purchase 33,000 shares were exercisable as of September 30, 1997.

        In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 DIRECTOR STOCK OPTION PLAN

        The Board of Directors and stockholders approved the 1997 Director Stock Option Plan ("Director Plan") in December 1995 and January 1996, respectively. Under the terms of the Plan, 50,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options to purchase 13,000 shares and 6,000 shares were exercisable at September 30, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes activity of the 1989, 1996 and Director
Plans:


                                                                        Options Outstanding
                                                        -------------------------------------------------------
                                      Options           Number                                     Weighted-
                                     Available            Of                 Price                  Average
                                     For Grant          Shares             Per Share             Exercise Price
                                     ---------          ------           --------------          --------------
                                                      (In thousands, except per share data)
Balance at September 30, 1994             646            1,764              $0.12-$4.00          $         2.85
    Authorized                            500               --                       --                      --
    Granted                              (929)             929             $5.00-$59.50                   30.63
    Exercised                              --             (517)             $0.12-$9.00                    1.95
    Canceled                              125             (125)            $0.20-$13.00                    4.56
                                       ------           ------           --------------          --------------
Balance at September 30, 1995             342            2,051             $0.20-$59.50                   15.56
    Authorized                          1,050               --                       --                      --
    Granted                            (1,609)           1,609            $9.625-$26.00                   18.73
    Exercised                              --             (253)            $0.20-$13.00                    3.76
    Canceled                              907             (907)            $0.28-$59.50                   33.42
                                       ------           ------           --------------          --------------
Balance at September 30, 1996             690            2,500             $0.20-$27.50                   12.31
    Authorized                            775               --                       --                      --
    Granted                            (2,340)           2,340            $5.00-$10.125                    8.72
    Exercised                              --             (197)            $0.20-$12.25                    3.37
    Canceled                            1,095           (1,095)            $0.20-$27.50                   19.98
                                       ------           ------           --------------          --------------
Balance at September 30, 1997             220            3,548             $0.28-$26.00          $         8.07
                                       ======           ======           ==============          ==============


        For certain options granted in 1997, 1995 and 1994, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $43,000, $43,000 and $32,000 was recognized for the years ending September 30, 1997, 1996, and 1995, respectively.

        Outstanding and exercisable options presented by price range at September 30, 1997 are as follows:


                      Options Outstanding                    Options Exercisable
                  ----------------------------   ---------------------------------------------
                   Number of     Wtd. Average                      Number of
   Range of         Options     Remaining Life     Wtd. Average     Options      Wtd. Average
Exercise Prices   Outstanding      (Years)       Exercise Price   Exercisable   Exercise Price
---------------   -----------   --------------   --------------   -----------   --------------
  $ 0.28 - 5.00       797,000           3.68        $    3.56         645,000      $    3.32
    7.13 - 8.56       795,000           9.69             8.02           1,000           7.13
    9.00 - 9.38     1,231,000           9.16             9.22         269,000           9.23
    9.63 -14.50       720,000           8.51            11.03         293,000          11.16
          26.00         5,000           8.04            26.00           2,000          26.00
---------------     ---------      ---------        ---------       ---------      ---------
  $ 0.28 -26.00     3,548,000           7.91        $    8.07       1,210,000      $    6.58
===============     =========      =========        =========       =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK PURCHASE PLAN

        In March 1993, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. A total of 450,000 shares of common stock is reserved for issuance under the plan, of which 263,000 had been issued as of September 30, 1997.

STOCK-BASED COMPENSATION

        As permitted under FAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted or modified after September 30, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                       Stock Options                   ESPP
                                    ------------------          ------------------
                                    1997          1996          1997          1996
                                    ----          ----          ----          ----
Expected life (years)                5.0           5.0           0.5           0.5
 Expected volatility                 .70           .70           .53           .73
Risk-free interest rate             6.43          6.11          5.50          5.34


        The weighted-average fair value of options granted at market value during fiscal 1997 and 1996 was $4.02 and $9.75 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1997 and 1996 was $5.33 and $5.20 per share, respectively.

        For proforma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):


                                         1997                 1996
                                      ----------           ----------
Net income (loss):
     As reported                      $   (7,686)          $    1,015
     Pro forma                        $  (14,814)          $   (4,754)

Net income (loss) per share:
     As reported                      $    (0.43)          $     0.06
     Pro forma                        $    (0.83)          $    (0.27)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Because FAS 123 is applicable only to awards granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until fiscal 1999 and is not expected to be indicative of the effects on net income
(loss) and net income (loss) per share in future years.

NOTE 10.  STOCKHOLDERS' EQUITY

        The Company is subject to legal restrictions related to its distribution of ISSI-Taiwan earnings. In accordance with the Corporate Law of the Republic of China, before ISSI-Taiwan declares any part of net income as dividends and/or bonuses, ISSI-Taiwan must transfer 10% of its statutory net income to a legal reserve until such reserve is equal to ISSI-Taiwan's capital. At September 30, 1997, such restricted equity amounted to approximately $4,503,000. The legal reserve is not available for distribution; however, when the reserve exceeds 50% of ISSI-Taiwan's capital, 50% of the legal reserve in excess of 50% of ISSI-Taiwan's capital may be distributed in the form of stock. The reserve may be utilized at any time to offset a deficit. In addition, any distribution of equity of ISSI-Taiwan must allocate 1% of the related distribution to employees of ISSI-Taiwan.

NOTE 11.  INCOME TAXES

    The provision (benefit) for income taxes consisted of the following for the years ended September 30:


                                   1997               1996               1995
                                 --------           --------           --------
                                                (In thousands)
Current:
  Federal                        $ (2,558)          $  3,137           $  7,989
  State                                 1                335              1,411
  Foreign                             116                200                693
                                 --------           --------           --------
Total current                    $ (2,441)          $  3,672           $ 10,093

Deferred:
  Federal                           2,584             (3,062)            (2,257)
  State                                --               (614)              (432)
  Foreign                          (1,287)            (1,154)                --
                                 --------           --------           --------
Total deferred                      1,297             (4,830)            (2,689)
                                 --------           --------           --------
Total provision (benefit)        $ (1,144)          $ (1,158)          $  7,404
                                 ========           ========           ========


     Pretax income from foreign operations was approximately $9,207,000, $153,000 and $28,320,000 for 1997, 1996, and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate of (35%) to income before taxes and minority interest as follows for the years ended September 30:


                                                     1997               1996               1995
                                                   --------           --------           --------
                                                                    (In thousands)
Income taxes computed at the U.S. federal
  statutory rate                                   $ (3,097)          $    (75)          $ 12,957
Valuation of deferred tax assets                      6,546              1,104             (1,153)
Lower effective income tax rate of Taiwan            (4,368)            (1,006)            (4,392)
Tax exempt interest income                             (328)              (694)              (470)
State tax (net of federal effect)                         1               (184)               636
Other individually immaterial items                     102               (303)              (174)
                                                   --------           --------           --------
                                                   $ (1,144)          $ (1,158)          $  7,404
                                                   ========           ========           ========

     As of September 30, 1997, the Company has federal and state net operating loss carryforwards of approximately $16,000,000 and $12,000,000, respectively. The Company has federal research and development credit carryforwards and alternative minimum tax credit carryforwards of approximately $1,130,000 and $350,000, respectively. The Company also has state manufacturers' investment tax credit carryforwards of approximately $500,000. The net operating losses, research credit carryforwards and state manufacturers' investment tax credit carryforwards will expire at various dates beginning in 2002 through 2012, if not utilized. In addition, ISSI-Taiwan has investment tax credit carryforwards of approximately $4,480,000 that will expire at various dates beginning in 1999 through 2001, if not utilized.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:


                                                               1997               1996
                                                             --------           --------
                                                                    (In thousands)
Deferred tax assets:
       Depreciation                                          $    607           $    321
       Inventory and other valuation reserves                   3,159              6,319
       Accrued expenses                                         2,053              2,509
       Taiwan - investment tax credit carryforwards             4,480              3,516
       Federal and state credit carryforwards                   2,040                 --
       Federal and state net operating loss
             carryforwards                                      6,236                 --
       Other, net                                                  13                525
                                                             --------           --------
Total deferred tax assets                                      18,588             13,190
       Valuation allowance                                    (13,858)            (7,163)
                                                             --------           --------
Net deferred tax assets                                      $  4,730           $  6,027
                                                             ========           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Management has determined, based on the Company's history of prior operating earnings and its expectations of future taxable income, that a partial valuation allowance for deferred tax assets should be provided. The valuation allowance for deferred tax asset increased $6,695,000 during 1997 and $7,163,000 during 1996. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Approximately $2,010,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when realized.

        As a result of its Hsinchu Science-based Industrial park in Taiwan, ISSI-Taiwan has received a tax exemption for taxable income beginning October 1, 1992. ISSI-Taiwan continuously extends this 4 year exemption each time it expands its capital assets and uses the capital to purchase qualified machinery. The precise amount of the exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate. In addition, the Company recognized benefits from investment tax credits in Taiwan of approximately $968,000 in the current fiscal year.

        Cumulative net undistributed earnings of ISSI-Taiwan for which no income taxes have been provided aggregated approximately $24,000,000 at September 30, 1997. These earnings are considered to be permanently invested in non-U.S. operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding tax payable to the foreign country. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with its hypothetical calculation. However, a U.S. foreign tax credit for the withholding tax payable on the distribution would be available to reduce U.S. taxes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  GEOGRAPHIC AND SEGMENT INFORMATION

        The Company operates in one business segment, which is to design, develop, and market high-performance SRAM and nonvolatile memory integrated circuits. The following table summarizes the Company's operations in different geographic areas:


                                                                    Year Ended September 30, 1997
                                              ---------------------------------------------------------------------
                                                United              Taiwan           Adjustments/
                                                States                              Eliminations        Consolidated
                                              ---------           ---------          -----------          ---------
                                                                        (In thousands)
Sales to unaffiliated customers               $  63,247           $  45,014          $        --          $ 108,261
Transfers between geographic areas                3,586              69,795              (73,381)                --
                                              ---------           ---------          -----------          ---------
Total net sales                               $  66,833           $ 114,809          $   (73,381)         $ 108,261
                                              =========           =========          ===========          =========

Operating income (loss)                       $ (20,504)          $   8,995          $       733          $ (10,776)
                                              =========           =========          ===========          =========

Identifiable assets                           $ 115,477           $ 123,676          $   (43,557)         $ 195,596
                                              =========           =========          ===========          =========

Cash, cash equivalents, restricted
  cash and short-term investments             $  40,737           $  12,399          $         -          $  53,136
                                              =========           =========          ===========          =========

Accounts receivable from third-party
   customers                                  $  10,705           $   7,773          $        --          $  18,478
                                              =========           =========          ===========          =========


                                                                    Year Ended September 30, 1996
                                              --------------------------------------------------------------------
                                                United              Taiwan          Adjustments/
                                                States                              Eliminations       Consolidated
                                              ---------           ---------           ---------          ---------
                                                                         (In thousands)
Sales to unaffiliated customers               $  85,676           $  46,363           $      --          $ 132,039
Transfers between geographic areas                6,250              70,450             (76,700)                --
                                              ---------           ---------           ---------          ---------
Total net sales                               $  91,926           $ 116,813           $ (76,700)         $ 132,039
                                              =========           =========           =========          =========
Operating loss                                $  (3,751)          $    (615)          $    (317)         $  (4,683)
                                              =========           =========           =========          =========

Identifiable assets                           $ 115,331           $  76,976           $ (14,268)         $ 178,039
                                              =========           =========           =========          =========

Cash, cash equivalents, restricted
  cash and short-term investments             $  74,498           $   6,962           $      --          $  81,460
                                              =========           =========           =========          =========

Accounts receivable from third-party
   customers                                  $   6,910           $   4,406           $      --          $  11,316
                                              =========           =========           =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Year Ended September 30, 1995
                                            -----------------------------------------------------------------
                                             United            Taiwan          Adjustments/
                                             States                            Eliminations         Consolidated
                                            --------          --------          -----------          --------
                                                                    (In thousands)
Sales to unaffiliated customers             $ 59,677          $ 63,524          $         -          $123,201
Transfers between geographic areas             1,648            35,487              (37,135)               --
                                            --------          --------          -----------          --------
Total net sales                             $ 61,325          $ 99,011          $   (37,135)         $123,201
                                            ========          ========          ===========          ========

Operating income (loss)                     $ 10,462          $ 24,470          $      (456)         $ 34,476
                                            ========          ========          ===========          ========

Identifiable assets                         $116,604          $ 98,286          $   (10,449)         $204,441
                                            ========          ========          ===========          ========

Cash, cash equivalents and
  restricted cash                           $ 93,083          $ 17,655          $        --          $110,738
                                            ========          ========          ===========          ========
Accounts receivable from
   third-party customers                    $ 11,220          $  7,526          $        --          $ 18,746
                                            ========          ========          ===========          ========

        Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements.

        Identifiable assets by geographic area are those assets used in the Company's operations in each area.

        Total assets and liabilities for ISSI-Taiwan amounted to approximately $123,676,000 and $70,801,000, respectively, at September 30, 1997. Included in the assets and liabilities of ISSI-Taiwan were intercompany receivables amounting to approximately $21,236,000 at September 30, 1997. Pre-tax income for ISSI-Taiwan for the year ended September 30, 1997 was approximately $8,669,000.

        Export sales by the U.S. operating company were approximately $14,125,000, $15,741,000, and $17,854,000 for the years ended September 30,
1997, 1996, and 1995, respectively.

        Net foreign currency transaction gains (losses) of approximately $(17,000), $311,000, and $(225,000) for the years ended September 30, 1997, 1996 and 1995, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

PATENTS AND LICENSES

        In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been and may from time to time continue to be notified of claims that it may be infringing patents, mask work rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there is no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, mask work rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or which may be necessary to protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

LITIGATION

        On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company currently imports a majority of its SRAMs from Taiwan. The Company is participating in this investigation as an interested party and has been assigned a preliminary duty deposit rate of 10.96 percent. A final report by the DOC is scheduled for January 1998. There will be a subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea on the U.S. market, with a final decision likely in March or April 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping duty deposit is applicable to imports of SRAMs by the Company from either of these countries. If an affirmative decision is reached, the Company would be required to post a duty deposit for SRAM wafers or devices imported from Taiwan. This duty deposit could be subsequently returned to the Company or forfeited as duty to the U.S. Customs depending on subsequent measurements, the results of which are made available by the Department Of Commerce in the year 2000.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings before the DOC and the ITC. There can be no assurance, however, that the government will not impose duties on the Company's imports of SRAM products into the United States. Duties, if any, imposed by the government could have a material adverse affect on the Company's gross margins and profits.

LEASES

        The Company leases its facilities and the land upon which it is constructing its new Taiwan facility under operating lease agreements that expire at various dates through 2016. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company has subleased approximately 25% of the Santa Clara facility and the sublease expires in March 2000. Minimum rental commitments under these leases are as follows (in thousands):


        1998  (net of sublease income of $300)            $   1,103
        1999  (net of sublease income of $308)                1,063
        2000  (net of sublease income of $156)                1,273
        2001                                                  1,384
        2002                                                  1,440
        Thereafter                                            7,960
                                                           --------
        Total minimum rental commitments                   $ 14,223
                                                           ========


        Total rental expense for the years ended September 30, 1997, 1996, and 1995 was approximately $1,372,000 (net of sublease income of $148,000), $637,000 and $620,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS TO WAFER FABRICATION FACILITIES

        In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices and private investors for the construction of a wafer fabrication facility in Camas, Washington. Under the terms of the agreement, the Company agreed to invest $31.2 million for a 4% equity interest in the venture and will receive access to wafers manufactured using advanced process technology. As of September 30, 1997, $18.7 million had been paid by the Company to WaferTech. The last scheduled payment by the Company of $12.5 million was made in November 1997. The Company is accounting for this investment on the cost basis.

        In 1995, the Company entered into a joint venture "United Integrated Circuits Corp." ("UICC") with United Microelectronics Corporation ("UMC") and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $26 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in the manufacturing venture of which UMC retains 55% ownership. As of September 30, 1997, approximately $20.0 million has been paid to UICC in this regard. The next payment of approximately $6.0 million is expected to be made in December 1997. The Company is accounting for this investment on the cost basis. The UICC facility was severely damaged by fire in October 1997. UICC has informed the Company that the damages incurred are covered by insurance.

        The Company has certain minimum wafer purchasing commitments to its foundry partners in exchange for wafer capacity commitments. The Company agreed to make certain annual payments to TSMC for capacity increases. Additional required payments to TSMC totaling approximately $26.4 million over the next four years represent annual increases in capacity which must be purchased by the Company. The Company has minimum purchase obligations with UICC and WaferTech LLC. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

NOTE 14.  EMPLOYEE BENEFIT PLAN

        In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions by a percentage reduction in their salaries, up to $9,500 for 1997. The Company elected to make no contributions during the years ended September 30, 1997, 1996 and 1995. Administrative expenses relating to the plan are insignificant.

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                          Years Ended September 30,
                                                 1997               1996               1995
                                               --------           --------           --------
                                                          (In thousands)
Cash paid for interest                         $  1,431           $    478           $    214
Cash paid (refunded) for income taxes            (5,004)             8,603                  7
Notes payable issued for other assets                --            (31,200)            31,200
Tax benefit from sale of common stock                --                103              3,448

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  RELATED PARTY TRANSACTIONS

        For the year ended September 30, 1995, the Company sold approximately $605,000 of SRAM products to Wearnes Automation and Wearnes affiliates, whose vice chairman is a member of the Company's Board of Directors. At September 30, 1995, the Company had a trade receivables balance from Wearnes and its affiliates of approximately $49,000.

        For the years ended September 30, 1996 and 1995, the Company purchased approximately $1,342,000 and $2,985,000, respectively, of services from Taicera Electronics Company, an assembly plant that is an affiliate of the Fu Sheng Industrial Group, whose chairman was a member of the Company's Board of Directors until April 1997. At September 30, 1996 and 1995, the Company owed Taicera Electronics Company approximately $0 and $558,000, respectively.

NOTE 17.  SUBSEQUENT EVENT

        On December 3, 1997, the Company completed its acquisition of Nexcom Technology, Inc. ("Nexcom") in exchange for the issuance of 772,693 shares of Common Stock and $500,000 in cash (total consideration of approximately $7.2 million). The Nexcom shareholders are also eligible to receive certain contingent payments based on future license revenue. The transaction will be accounted for as a purchase and is expected to result in an in-process technology charge of approximately $6 to $7 million in the Company's December 31, 1997 quarter. Nexcom was formed in 1990 and has been engaged primarily in the research and development of non-volatile flash memory technology.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996.


                                        Dec. 31            Mar. 31            June 30           Sept. 30
                                       --------           --------           --------           --------
                                                      (In thousands, except per share data)
1997

Net sales                              $ 23,610           $ 25,794           $ 26,509           $ 32,348
Gross profit                              6,639              7,569              8,244              9,704
Operating loss                           (2,597)            (2,269)            (4,153)            (1,757)
Net loss                                 (1,662)            (1,488)            (3,919)              (617)

  Net loss per share                   $  (0.09)          $  (0.08)          $  (0.22)          $  (0.03)


1996

Net sales                              $ 45,051           $ 36,353           $ 27,579           $ 23,056
Gross profit (loss)                      21,128             14,963             (5,756)             1,520
Operating income (loss)                  12,149              5,662            (14,994)            (7,500)
Net income (loss)                        10,294              5,064            (10,550)            (3,793)

  Net income (loss) per share          $   0.56           $   0.28           $  (0.60)          $  (0.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   List of documents filed as part of this Report.

      1.    FINANCIAL STATEMENTS

      The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of  Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

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

      3.    EXHIBITS

   Exhibit
   Number         Description of Document
   ------         -----------------------

        2.1       Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
++      3.1       Restated Certificate of Incorporation of Registrant.
+       3.3       Bylaws of Registrant.
+       4.2       Form of Common Stock Certificate.
+       10.1      Form of Indemnification Agreement.
+       10.2***   Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
+       10.3***   Form of 1989 Stock Plan, as amended, and form of Stock Option
                  Agreements.
+       10.4      Information and Registration Rights Agreement dated as of
                  March 17, 1993 among the Registrant and certain holders of the
                  Registrant's Common Stock, as amended.
+       10.5*     Letter Agreement dated September 14, 1994 between Taiwan
                  Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                  Registrant.
+       10.6      Industrial Lease dated November 7, 1989 between Aetna Life
                  Insurance Company and the Registrant related to premises at
                  680 Almanor Avenue, as amended by First Addendum dated
                  November 7, 1989 and First Amendment dated February 9,1993.
+       10.7*     Joint Development Contract between TSMC and the Registrant dated February 5, 1993.
+       10.8*     Joint Development Contract between TSMC and the Registrant dated October , 1992.
+       10.9*     Agreement for Contract Manufacturing dated July 12, 1993
                  between Mitsui Plastics Inc., Rohm Co., Ltd. and the
                  Registrant.
+       10.10     Lease for ISSI-Taiwan facilities at No. 10 Prosperity dated
                  November 8, 1993.
+       10.11     Facility Lease Agreement for second ISSI-Taiwan facility
                  located at No. 9 Prosperity I Road, Hsinchu, Taiwan.
+       10.12     Wafer Production Agreement between TSMC and the Registrant dated November 8, 1993.
+       10.13*    Joint Development Contract of 0.45(u) process between TSMC and the Registrant dated November 15, 1994.

+       10.14*    Joint Development Contract between Chartered Semiconductor
                  Manufacturing Pte.Ltd. and the Registrant dated July 21, 1994.
+       10.15     Office Lease for facilities located at 675 Almanor Avenue,
                  Sunnyvale, California.
+       10.16     Subscription and Shareholders Agreement Relating to Valery
                  Limited dated March 30, 1994.
+       10.17     Long term line of credit between Bank of Communication and
                  Registrant.
+       10.18     Short term line of credit between International Commercial
                  Bank of China and Registrant.
+       10.19***  1995 Director Stock Option Plan.
++      10.20*    Option I Agreement between the Registrant and TSMC dated April
                  21, 1995.
++      10.21*    Option II Agreement between the Registrant and TSMC dated
                  April 21, 1995.
+++     10.22*    UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                  1995.
+++     10.23*    UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated August
                  31, 1995.
++++    10.24**   Amended and Restated Limited Liability Company Agreement of
                  WaferTech, LLC, dated as of August 9, 1996.
++++    10.25**   Purchase Agreement by and between Taiwan Semiconductor
                  Manufacturing Corporation, as Seller, and Analog Devices,
                  Inc., Altera Corporation and Integrated Silicon Solution,
                  Inc., as Buyers.
+++++   10.26*    Amendment to Option I and Option II Agreement between
                  the Company and TSMC dated September 23, 1996.
+++++   10.27     Sublease Agreement for facility located at 2231 Lawson Lane,
                  Santa Clara, California.
        11.1      Statements of Computation of Earnings Per Share
+       21.1      Subsidiaries of the Registrant
        23.1      Consent of Ernst & Young LLP, Independent Auditors
        24.1      Power of Attorney (see page 43).
        27.1      Financial Data Schedule


----------


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

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1996

        (b)     Reports on Form 8-K
                The registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1996.
        (c)     Exhibits
                See (a) above
        (d)     Financial statement schedules
                See (a) above

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 12th day of December, 1997.


                             INTEGRATED SILICON SOLUTION, INC.

                             By  /s/ Gary L. Fischer
                                 Gary L. Fischer
                                 Executive Vice President,
                                 Office of the President and
                                 Chief Financial Officer


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jimmy S.M. Lee and Gary L. Fischer, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 12, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                          Title
------------------------------      -------------------------------------------------

/s/ Jimmy S.M. Lee                  Chairman of the Board, Chief Executive Officer,
------------------------------      and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han                    Executive Vice President, General Manager,
------------------------------      Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer                 Executive Vice President, Office of the President
------------------------------      and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                   and Accounting Officer)


/s/ Diosdado P. Banatao             Director
------------------------------
(Diosdado P. Banatao)

/s/ Pauline L. Alker                Director
------------------------------
(Pauline L. Alker)

/s/ Lip-Bu Tan                      Director
------------------------------
(Lip-Bu Tan)

/s/ Chun Win Wong                   Director
------------------------------
(Chun Win Wong)

                                    Director
------------------------------
(Hide Tanigami)

ITEM 14(D). FINANCIAL STATEMENT SCHEDULE


                        INTEGRATED SILICON SOLUTION, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                  Addition
                                     Balance at  Charged to                    Balance
                                      Beginning   Costs and                     at End
                                      of Period   Expenses     Deductions     of Period
                                     ----------  ----------    ----------     ---------

Year ended September 30, 1995:
  Allowance for doubtful accounts ..      504       1,185        (392)(1)       1,297
  Sales returns reserve ............      545       2,851        (695)          2,701

Year ended September 30, 1996:
  Allowance for doubtful accounts ..    1,297         714          (9)(1)       2,002
  Sales returns reserve ............    2,701         665      (1,133)          2,233

Year ended September 30, 1997:
  Allowance for doubtful accounts ..    2,002         675        (409)(1)       2,268
  Sales returns reserve ............    2,233       1,713      (1,510)          2,436


(1)     Uncollectible accounts written off, net of recoveries

                                    EXHIBIT
                                     INDEX

   Exhibit
   Number         Description of Document
   ------         -----------------------

        2.1       Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
++      3.1       Restated Certificate of Incorporation of Registrant.
+       3.3       Bylaws of Registrant.
+       4.2       Form of Common Stock Certificate.
+       10.1      Form of Indemnification Agreement.
+       10.2***   Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
+       10.3***   Form of 1989 Stock Plan, as amended, and form of Stock Option
                  Agreements.
+       10.4      Information and Registration Rights Agreement dated as of
                  March 17, 1993 among the Registrant and certain holders of the
                  Registrant's Common Stock, as amended.
+       10.5*     Letter Agreement dated September 14, 1994 between Taiwan
                  Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                  Registrant.
+       10.6      Industrial Lease dated November 7, 1989 between Aetna Life
                  Insurance Company and the Registrant related to premises at
                  680 Almanor Avenue, as amended by First Addendum dated
                  November 7, 1989 and First Amendment dated February 9,1993.
+       10.7*     Joint Development Contract between TSMC and the Registrant dated February 5, 1993.
+       10.8*     Joint Development Contract between TSMC and the Registrant dated October , 1992.
+       10.9*     Agreement for Contract Manufacturing dated July 12, 1993
                  between Mitsui Plastics Inc., Rohm Co., Ltd. and the
                  Registrant.
+       10.10     Lease for ISSI-Taiwan facilities at No. 10 Prosperity dated
                  November 8, 1993.
+       10.11     Facility Lease Agreement for second ISSI-Taiwan facility
                  located at No. 9 Prosperity I Road, Hsinchu, Taiwan.
+       10.12     Wafer Production Agreement between TSMC and the Registrant dated November 8, 1993.
+       10.13*    Joint Development Contract of 0.45(u) process between TSMC and the Registrant dated November 15, 1994.
+       10.14*    Joint Development Contract between Chartered Semiconductor
                  Manufacturing Pte.Ltd. and the Registrant dated July 21, 1994.
+       10.15     Office Lease for facilities located at 675 Almanor Avenue,
                  Sunnyvale, California.
+       10.16     Subscription and Shareholders Agreement Relating to Valery
                  Limited dated March 30, 1994.
+       10.17     Long term line of credit between Bank of Communication and
                  Registrant.
+       10.18     Short term line of credit between International Commercial
                  Bank of China and Registrant.
+       10.19***  1995 Director Stock Option Plan.
++      10.20*    Option I Agreement between the Registrant and TSMC dated April
                  21, 1995.
++      10.21*    Option II Agreement between the Registrant and TSMC dated
                  April 21, 1995.
+++     10.22*    UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                  1995.
+++     10.23*    UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated August
                  31, 1995.
++++    10.24**   Amended and Restated Limited Liability Company Agreement of
                  WaferTech, LLC, dated as of August 9, 1996.
++++    10.25**   Purchase Agreement by and between Taiwan Semiconductor
                  Manufacturing Corporation, as Seller, and Analog Devices,
                  Inc., Altera Corporation and Integrated Silicon Solution,
                  Inc., as Buyers.
+++++   10.26*    Amendment to Option I and Option II Agreement between
                  the Company and TSMC dated September 23, 1996.
+++++   10.27     Sublease Agreement for facility located at 2231 Lawson Lane,
                  Santa Clara, California.
        11.1      Statements of Computation of Earnings Per Share
+       21.1      Subsidiaries of the Registrant
        23.1      Consent of Ernst & Young LLP, Independent Auditors
        24.1      Power of Attorney (see page 43).
        27.1      Financial Data Schedule


----------


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

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1996