Form 10-Q
period 1997-12-31
INTEGRATED SILICON SOLUTION INC
filed 1998-02-13
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number             000-23084
                      -------------------------------------------



                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------



         Delaware                                            77-0199971
-------------------------------                        -------------------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                           Identification No.)

         2231 Lawson Lane, Santa Clara, California          95054
--------------------------------------------------------------------------------
        (Address of principal executive offices)          zip code

        Registrant's telephone number, including area code  (408)588-0800

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

        The number of outstanding shares of the registrant's Common Stock as of February 6, 1998 was 18,962,051

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                             Three Months Ended
                                                  December 31,
                                           -----------------------
                                             1997           1996
                                           --------       --------
                                                 (Unaudited)
Net sales                                   $39,414        $23,610
Cost of sales                                30,218         16,971
                                            -------        -------
Gross Profit                                  9,196          6,639
                                            -------        -------

Operating Expenses:
  Research and development                    7,401          5,675
  Selling, general and administrative         4,650          3,561
  In-process technology charge                7,078             --
                                            -------        -------
    Total operating expenses                 19,129          9,236
                                            -------        -------

Operating loss                               (9,933)        (2,597)
Other income, net                               255            731
                                            -------        -------
Loss before income taxes and
  minority interest                          (9,678)        (1,866)
Provision (benefit) for income taxes             58           (186)
                                            -------        -------

Net loss before minority interest            (9,736)        (1,680)
Minority interest in net loss of
  consolidated subsidiary                        --            (18)
                                            -------        -------

Net loss                                    $(9,736)       $(1,662)
                                            =======        =======

Basic and diluted net loss per share        $ (0.53)       $ (0.09)
                                            =======        =======

Shares used in per share calculation         18,199         17,614
                                            =======        =======



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  December 31,         September 30,
                                                                      1997                 1997
                                                                  ------------         ------------
                                                                  (unaudited)               (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 12,004             $ 22,334
  Restricted cash                                                      6,253                5,202
  Short-term investments                                              12,650               25,600
  Accounts receivable                                                 23,119               18,478
  Inventories                                                         41,439               40,730
  Other current assets                                                 7,026                7,472
                                                                    --------             --------

Total current assets                                                 102,491              119,816
Property, equipment, and leasehold improvements, net                  25,988               27,693
Construction in progress                                               7,977                6,343
Other assets                                                          57,776               41,744
                                                                    --------             --------
Total assets                                                        $194,232             $195,596
                                                                    ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                     $  4,359             $  6,152
  Accounts payable                                                    35,254               23,138
  Accrued compensation and benefits                                    3,652                3,424
  Accrued expenses                                                     8,053                8,725
  Income tax payable                                                     625                  582
  Current portion of long-term obligations                             2,079                2,251
                                                                    --------             --------

Total  current liabilities                                            54,022               44,272
Income tax payable - non-current                                       4,996                5,059
Long-term obligations                                                 11,971               11,698

Stockholders' equity:
  Preferred stock                                                         --                   --
  Common stock                                                             2                    2
  Additional paid-in capital                                         113,288              106,769
  Retained earnings                                                   22,530               32,266
  Cumulative translation adjustment                                  (12,378)              (4,248)
  Unearned compensation                                                 (199)                (222)
                                                                    --------             --------

Total stockholders' equity                                           123,243              134,567
                                                                    --------             --------
Total liabilities and stockholders' equity                          $194,232             $195,596
                                                                    ========             ========



                 (1) Derived from audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                            December 31,
                                                                      ------------------------
                                                                        1997            1996
                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                   $ (9,736)       $ (1,662)
  In-process technology charge                                           7,078              --
  Other charges to net income (loss) not affecting cash                  1,715           2,536
  Net effect of changes in current and other assets and current          4,508           5,888
    liabilities
                                                                      --------        --------
     Cash provided by operating activities                               3,565           6,762

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (5,043)         (2,773)
  Purchases of available-for-sale securities                           (20,350)        (77,225)
  Sales of available-for-sale securities                                33,300          99,225
  Investment in Wafertech, LLC                                         (12,480)         (9,360)
  Investment in UICC                                                    (4,730)             --
  Acquisition of Nexcom                                                   (869)             --
                                                                      --------        --------
     Cash provided by (used in) investing activities                   (10,172)          9,867

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations              14,508           5,852
  Proceeds from issuance of common stock                                   165              77
  Principal payments on notes payable and long-term obligations        (15,876)         (5,998)
  Increase in restricted cash                                           (1,100)         (1,817)
                                                                      --------        --------
     Cash used in financing activities                                  (2,303)         (1,886)
                                                                      --------        --------

Effect of exchange rate changes on cash and cash equivalents            (1,420)             (2)
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                   (10,330)         14,741
Cash and cash equivalents at beginning of period                        22,334          12,237
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 12,004        $ 26,978
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

        Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


2.      CUSTOMER CONCENTRATION

        Sales to one customer accounted for approximately 18% and 22% of total net sales for the quarter ended December 31, 1997 and December 31,1996, respectively.


3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:
                                                            (In thousands)

                                                      December 31       September 30
                                                         1997                1997
                                                     ------------       ------------
Cash..........................................         $12,897             $21,953
Money market instruments......................             189                 480
Certificates of deposit.......................           5,171               5,103
Auction preferred stock.......................           5,150              13,200
Municipal bonds due in more than 3 years .....           7,500              12,400
                                                       =======             =======
                                                       $30,907             $53,136
                                                       =======             =======


4.      INVENTORIES

        The following is a summary of inventories by major category:

                                                                   (In thousands)

                                                            December 31         September 30
                                                                1997                1997
                                                           -------------       -------------
           Raw materials ..............................       $ 8,726             $10,444
           Work-in-process.............................        13,681              10,199
           Finished goods..............................        19,032              20,087
                                                              -------             -------
                                                              $41,439             $40,730
                                                              =======             =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.      INCOME TAXES

        The income tax provision for the three month period ended December 31, 1997 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the three months ended December 31, 1997 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year federal net operating loss which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years. In addition, the in-process technology charge related to the acquisition of Nexcom will not be deductible for tax purposes.


6.       NET LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirements.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three Months Ended
                                                               December 31,
                                                          1997             1996
                                                        --------         --------
Numerator:
Net loss                                                 $(9,736)         $(1,662)
Numerator for basic and diluted loss per share           $(9,736)         $(1,662)
                                                         =======          =======

Weighted average of common shares                         18,199           17,614
Denominator for basic and diluted loss per share          18,199           17,614
                                                         =======          =======

Basic and diluted loss per share                         $ (0.53)         $ (0.09)
                                                         =======          =======

        The above diluted calculation does not include approximately 3,608,000 and 2,913,000 shares attributable to options as of December 31, 1997 and 1996, respectively, as their impact would be dilutive.


7.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.      LITIGATION

        On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company currently imports a majority of its SRAMs from Taiwan. The Company is participating in this investigation as an interested party and has been assigned a preliminary duty deposit rate of 10.96 percent. A final report by the DOC is scheduled for February 1998. There will be a subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea on the U.S. market, with a final decision likely in April 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping duty deposit is applicable to imports of SRAMs by the Company from either of these countries. If an affirmative decision is reached, the Company would be required to post a duty deposit for SRAM wafers or devices imported from Taiwan. This duty deposit could be subsequently returned to the Company or forfeited as duty to the U.S. Customs depending on subsequent measurements, the results of which are made available by the DOC in the year 2000.

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


9.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS No. 130) and Statement No. 131 "Disclosures About Segments of An Enterprise and Related Information" (FAS No.
131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.


10.      ACQUISITION OF NEXCOM TECHNOLOGY, INC.

        On December 3, 1997, the Company completed its acquisition of Nexcom Technology, Inc. ("Nexcom") in exchange for the issuance of 772,693 shares of Common Stock and $500,000 in cash (total consideration of approximately $7.2 million). The Nexcom shareholders are also eligible to receive certain contingent payments based on future license revenue. In addition, the Company incurred approximately $400,000 in other costs related to this transaction. The transaction was accounted for as a purchase and resulted in an in-process technology charge of $7.1 million in the Company's December 31, 1997 quarter. Nexcom was formed in 1990 and has been engaged primarily in the research and development of non-volatile flash memory technology.

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

BACKGROUND

        The Company designs, develops and markets high performance memory devices including static dynamic random access memory ("SRAM"), nonvolatile memory ("NVM") and specialty dynamic random access memory ("DRAM"). The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. Nonvolatile memory products include Flash memories, EPROMs (erasable programmable read only memories) and EEPROMs (electrically erasable programmable read only memories). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

        The Company leverages its SRAM design and advanced CMOS process technology expertise to establish collaborative relationships with Asian semiconductor wafer foundries. Although the Company believes that these relationships differentiate it from traditional fabless semiconductor companies and allow it to secure access to leading edge process technology and a committed source for wafer processing, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries". The Company's principal manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAM and nonvolatile memories. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in a joint venture with TSMC and an equity investment in a joint venture with UMC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

        Net Sales. Net sales increased by 67% to $39.4 million in the three months ended December 31, 1997, from $23.6 million in the three months ended December 31, 1996. The increase in sales was principally due to shipments of the Company's newer SRAM products, specifically its 64K x 16 and 64K x 32 SRAMs. Additionally, increased shipments of certain of the Company's more mature SRAM products, specifically the Company's 256K, 1024K and cache module products, more than offset their lower average selling prices. Shipments and average selling prices of certain of the Company's NVM products, principally its EPROMs, declined significantly in the three months ended December 31, 1997 compared to the three months ended December 31, 1996. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations and Declines in Average Selling Prices". Sales to 3Com/U.S. Robotics accounted for approximately 18% and 22% of total net sales for the quarter ended December 31, 1997 and December 31, 1996, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. Gross profit increased 39% to $9.2 million in the three months ended December 31, 1997, from $6.6 million in the three months ended December 31, 1996. As a percentage of net sales, gross profit decreased to 23.3% in the three months ended December 31, 1997 from 28.1% in the three months ended December 31, 1996. The December 31, 1997 quarter includes a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products. In addition, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December31, 1997 and for which the Company has had minimal sales to date. Excluding the inventory write-down in the December 1997 quarter, the increase in gross profit was primarily the result of shipments of the Company's newer SRAM products, specifically its 64K x 16 and 64K x 32 SRAMs, as well as increased shipments of certain of the Company's more mature SRAM products, specifically the Company's 256K, 1024K and cache module products. Product unit costs were also lower in the December 1997 quarter compared to the December 1996 quarter, and such reductions were generally able to offset the declines in average selling prices. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses increased by 30% to $7.4 million in the three months ended December 31, 1997, from $5.7 million in the three months ended December 31, 1996. As a percentage of net sales, research and development expenses decreased to 18.8% in the three months ended December 31, 1997, from 24.0% in the three months ended December 31, 1996. These increases were primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended December 31, 1997, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, speciality DSP support SRAMs, low power EPROMs, and other memory related devices. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        In-process Technology. On December 3, 1997, the Company completed its acquisition of Nexcom in exchange for the issuance of 772,693 shares of Common Stock and $500,000 in cash (total consideration of approximately $7.2 million). The Nexcom shareholders are also eligible to receive certain contingent payments based on future license revenue. In addition, the Company incurred approximately $400,000 in other costs related to this transaction. The transaction was accounted for as a purchase and resulted in an in-process technology charge of $7.1 million in the Company's December 31, 1997 quarter.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 31% to $4.7 million in the three months ended December 31, 1997 from $3.6 million in the three months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 11.8% in the three months ended December 31, 1997, from 15.1% in the three months ended December 31, 1996. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues and increased payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

        Other income, Net. Other income, net decreased to $0.3 million in the three months ended December 31, 1997 from $0.7 million in the three months ended December 31, 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

        Provision (benefit) for Income Taxes. The income tax provision for the three month period ended December 31, 1997 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the three months ended December 31, 1997 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year federal net operating loss which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years. In addition, the in-process technology charge related to the acquisition of Nexcom will not be deductible for tax purposes. The income tax benefit of 10% for the three months ended December 31, 1996 is based on an annualized estimate of taxable income and differs from the statutory rate primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $30.9 million, of which approximately $5.8 million was held by ISSI-Taiwan. Approximately $6.3 million of the cash held by the Company is restricted as of December 31, 1997 for purposes of securing available short-term lines of credit and letters of credit. During the first three months of fiscal 1998, operating activities generated cash of approximately $3.6 million. Cash generated by operations was primarily due to increases in accounts payable partially offset by increases in accounts receivable and inventory and a decrease in accrued liabilities.

        The Company made capital expenditures of approximately $5.0 million in the first quarter of fiscal 1998, of which approximately $2.4 million was for the construction of the Company's new Taiwan facility and $2.6 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $12 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $14.0 million during the next twelve months for the construction of its Taiwanese facility. A portion of this construction cost is expected to be financed through loans. The building is expected to be completed in mid 1998.

        In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of December 31, 1997 all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. The Company has agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $26.4 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $26.4 million obligation. As a result, the $26.4 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company has established a letter of credit for $4.8 million covering a portion of this amount. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs are expected in the second half of calendar 1998 and full capacity is expected in the year 2000. Additionally, in fiscal 1995, the Company entered into a joint venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $25 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in the venture of which UMC retains 55% ownership. As of December 31, 1997, all of the committed amount had been paid by the Company to UICC. The final payment of approximately $4.7 million was made to UICC in December 1997. The UICC facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months. UICC has informed the Company that the damages incurred are covered by insurance.

        The Company utilized $2.3 million for financing activities during the first three months of fiscal 1998, of which $1.4 million was for net repayments under short-term and long-term lines of credit and $1.1 million was an increase in restricted cash. The Company has $25.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan and $1.1 million available through a financial institution in the U.S. As of December 31, 1997, the Company had borrowings of approximately $4.4 million under these short-term lines of credit.

        The Company has a number of long-term lines of credit with various financial institutions in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of December 31, 1997 were $13.8 million, of which $2.0 million is included in the current portion of long-term obligations. These obligations bear interest at rates from 6.45% to 8.45% and are payable in quarterly installments through 2004. As of December 31, 1997, the Company had available long-term lines of credit of approximately $11.8 million of which approximately $6.4 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

        On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company currently imports a majority of its SRAMs from Taiwan. The Company is participating in this investigation as an interested party and has been assigned a preliminary duty deposit rate of 10.96 percent. A final report by the DOC is scheduled for February 1998. There will be a subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea on the U.S. market, with a final decision likely in April 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping duty deposit is applicable to imports of SRAMs by the Company from either of these countries. If an affirmative decision is reached, the Company would be required to post a duty deposit for SRAM wafers or devices imported from Taiwan. This duty deposit could be subsequently returned to the Company or forfeited as duty to the U.S. Customs depending on subsequent measurements, the results of which will be made available by the DOC in the year 2000.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINES IN AVERAGE SELLING PRICES FOR SRAM
PRODUCTS

        In the first quarter of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. In fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.


QUARTERLY FLUCTUATIONS AND DECLINES IN AVERAGE SELLING PRICES

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yield, disruption in delivery and order fulfillment and shortages in the supply of wafers or assembly capacity. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. Although the Company has since experienced quarterly sequential revenue growth, there can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. In the first quarter of fiscal 1998, approximately 43% of the Company's net sales were attributable to customers located in the United States, 20% was attributable to customers located in Europe and 37% was attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In fiscal 1996, approximately 53% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 37% was attributable to customers located in Asia. In the first quarter of fiscal 1998, in fiscal 1997 and 1996, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 57%, 55% and 47% of the Company's net sales respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, several Asian countries including Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

        Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996 and 1997. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the

Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place in an effort to reduce its cost per unit for certain products. This program involves efforts to reduce internal costs and supplier costs. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Shifts in industry-wide wafer capacity from shortages to oversupply or from oversupply to shortages may also result in significant fluctuations in the Company's quarterly or annual operating results. Excess capacity may result in declining average selling prices or write downs in the value of inventory due to excess inventory or inventory values that exceed selling prices. In this regard, in the December 1997 quarter and the June 1996 quarter, the Company recorded a $2.6 million and a $15 million write-down of inventory, respectively.


PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

        In the first quarter of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. A majority of the Company's products are incorporated into products such as modems, networking equipment, disk drives and PC cache. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the peripherals industry or in PCs.


CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. In the first quarter of fiscal 1998 and in fiscal 1997, one customer accounted for approximately 18% and 19% of net sales, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.


DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

        The Company has combined its fabless manufacturing strategy with technology partnerships and equity investments. This hybrid approach, which the Company calls "Fab-Lite(TM)", has provided advanced process technology and a committed wafer supply. To date, the Company's principal manufacturing relationship has been with TSMC, and in fiscal 1997 and the first quarter of fiscal 1998, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experienced manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduced or eliminated deliveries to the Company there can be no assurance that the Company could enforce fulfillment of the delivery commitments. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

        The Company has agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company also agreed to make certain annual payments totaling approximately $26.4 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $26.4 million obligation. As a result, the $26.4 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC, a joint venture in which the Company is an investor. The Company is obligated to purchase a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs are expected in the second half of calendar 1998 and full capacity is expected in the year 2000. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company will be required to make payments for the unused capacity and its business and operating results would be materially and adversely affected.


INTERNATIONAL OPERATIONS

        The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws, and possibly, political unstability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. The Company's Taiwan subsidiary employs over one-half of the Company's total work force. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. Although the Company's business and results of operations have not been materially and adversely impacted by exchange rate fluctuations, there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.


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

YEAR 2000 ISSUES

        As the millennium approaches, the Company is preparing all of its computer operations to be year 2000 compliant. The Company has conducted an internal review of its systems to ensure that they do not malfunction as a result of the year 2000. Based on the results of this review, the expenses to be incurred by the Company to be year 2000 compliant are not expected to be material. The Company has not evaluated whether the systems used by each of its customers and suppliers are year 2000 compliant and there can be no assurance that the year 2000 issues experienced by such entities will not in turn have an adverse impact on the Company.


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On March 21, 1997, the U.S. Department of Commerce ("DOC") initiated an antidumping investigation of SRAMs from Taiwan and Korea. The Company currently imports a majority of its SRAMs from Taiwan. The Company is participating in this investigation as an interested party and has been assigned a preliminary duty deposit rate of 10.96 percent. A final report by the DOC is scheduled for February 1998. There will be a subsequent investigation by the International Trade Commission ("ITC") into the impact of imports of SRAMs from Taiwan and Korea on the U.S. market, with a final decision likely in April 1998. Affirmative final decisions by both the DOC and the ITC are required before an antidumping duty deposit is applicable to imports of SRAMs by the Company from either of these countries. If an affirmative decision is reached, the Company would be required to post a duty deposit for SRAM wafers or devices imported from Taiwan. This duty deposit could be subsequently returned to the Company or forfeited as duty to the U.S. Customs depending on subsequent measurements, the results of which are made available by the DOC in the year 2000.

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

            Exhibit 27 Financial Data Schedule.

        (b) The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Integrated Silicon Solution, Inc.
                                            ----------------------------------
                                            (Registrant)


Dated:  February 13, 1998                   /s/ Gary L. Fischer
                                            ----------------------------------
                                            Gary L. Fischer
                                            Executive Vice President,
                                            Office of the President, and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------
 27.1                      Financial Data Schedule