Form 10-K/A
period 1997-09-30
INTEGRATED SILICON SOLUTION INC
filed 1998-04-14
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____September 30, 1997_____

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-23084

                        INTEGRATED SILICON SOLUTION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    77-0199971
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2231 Lawson Lane, Santa Clara, California               95054
-----------------------------------------              --------
(Address of principal executive offices)               zip code

Registrant's telephone number, including area code (408) 588-0800

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange on which
         Title of each class                            registered
COMMON STOCK, PAR VALUE $0.0001 PER SHARE         NASDAQ NATIONAL MARKET
-----------------------------------------         ----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                               -------------------
                                (Title of Class)

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

                                TABLE OF CONTENTS



PART I


Item 1.    Business.........................................................................1

Item 2.    Properties.......................................................................9

Item 3.    Legal Proceedings................................................................9

Item 4.    Submission of Matters to a Vote of Security Holders..............................9


PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......10

Item 6.    Selected Consolidated Financial Data............................................11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................11

Item 8.    Financial Statements and Supplementary Data.....................................20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure......................................................................43


PART III


Item 10.   Directors and Executive Officers of the Registrant..............................43

Item 11.   Executive Compensation..........................................................43

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................43

Item 13.   Certain Relationships and Related Transactions..................................43


PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................43


SIGNATURES ................................................................................46

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

CUSTOMERS AND MARKETING

        The Company's customers include a broad range of electronic system manufacturers such as Cisco, 3Com, IBM, Motorola, and Seagate . The Company's SRAM products are used primarily in high-speed modems, local area networks, bridges and routers, PC cache, disk drives, cellular phones and adapter cards. The Company's NVM products have a wide range of memory applications including high-speed modems, local area networks, adaptor cards, cellular telephones and electronic games. In fiscal 1997 and 1996, one customer, 3Com/U.S. Robotics, accounted for approximately 19% and 22% of the Company's net sales, respectively. In fiscal 1995 no customer accounted for more than 10% of net sales.

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

PATENTS

        As of September 30, 1997, the Company held eight U.S. patents. These patents expire between 2010 and 2014. The Company has approximately twenty additional patent applications pending and expects to continue to file patent applications where appropriate to protect its proprietary technologies. Although patents are an important element of the Company's intellectual property, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

        The Company's common stock has been quoted on the Nasdaq National Market under the symbol ISSI since the Company's initial public offering on February 3, 1995 at $13.00 per share. Prior to such date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         Fiscal Year ending September 30, 1997            High           Low
                                                         -----           ----
Fourth quarter                                      $    16.375       $  7.5625
Third quarter                                             9.875          6.50
Second quarter                                           10.625          8.03125
First quarter                                            12.375          8.00

         Fiscal Year ending September 30, 1996           High           Low
                                                         -----          ----
Fourth quarter                                      $    13.375       $  8.00
Third quarter                                            19.125         10.625
Second quarter                                           18.75          11.375
First quarter                                            38.00          15.00

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Fiscal Year Ended September 30,
                                         1997           1996            1995           1994           1993
                                     ---------       ---------        ---------      ---------      ---------
                                                         (in thousands, except per share data)

Net sales                            $ 108,261       $ 132,039       $ 123,201      $  60,836      $  52,662
Gross margin                            32,156          31,855          62,252         20,553         15,671
Operating income (loss)                (10,776)         (4,683)         34,476          4,994          5,755
Net income (loss)                       (7,686)          1,015          29,653          4,612          5,782
Net income (loss) per share (1)          (0.43)           0.06            1.79           0.34             --

Working capital                         75,544         107,929         120,839         16,648         11,957
Total assets                           195,596         178,039         204,441         33,243         28,883
Total long-term obligations,
    notes payable, and current
    portion of long-term obligations    20,101          14,534          33,888          1,526          2,963
Stockholders' equity                   134,567         142,435         139,909         21,187         15,963
Dividends paid                              --              --              --             --             --

---------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 18% to $108.3 million in fiscal 1997 from $132.0 million in fiscal 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products, specifically the Company's 256K, 512K, 1024K products, cache module products, and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations and Declines in Average Selling Prices". Sales to one customer, 3Com/U.S. Robotics, accounted for approximately 19% and 22% of total net sales for fiscal 1997 and fiscal 1996, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs and costs associated with in-house product testing and quality assurance. Gross profit increased 1% to $32.2 million in fiscal 1997 from $31.9 million in fiscal 1996. As a percentage of net sales, gross profit increased to 29.7% in fiscal 1997, from 24.1% in fiscal 1996. Fiscal 1996 included a $15.0 million write down of inventory during the June quarter related to various SRAM products (primarily 8Kx8, 32Kx8 and 128Kx8) as well as some non volatile memory products (EPROM and EEPROM) that the Company anticipated as being non-salable based on its six month sales forecast. Excluding the $15.0 million inventory write-down, gross profit was $46.9 million or 35.5% of net sales in fiscal 1996. Excluding the inventory write-down in the 1996 period, the decrease in the fiscal 1997 gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and nonvolatile memory products in fiscal 1997 compared to fiscal 1996. Although product unit costs were lower in fiscal 1997 compared to fiscal 1996, such reductions did not offset the declines in average selling prices, resulting in lower gross margins. Gross profit for fiscal 1997 reflects a $13.9 million benefit related to inventory sold during 1997 that had been written-down in June 1996. Gross margin would have been $18.2 million or 16.8 % without the benefit from the sale of the previously written down product. Late in the first quarter of fiscal 1997, the Company began to realize that, due to changes in industry conditions, its estimate of the June 30, 1996 sales forecast and inventory write-down may not have been accurate. Sales continued to decline in the September 1996 quarter, but thereafter the Company experienced sequential quarterly revenue growth throughout fiscal 1997 moving from $23.1 million for the September 1996 quarter to $32.3 million for the September 1997 quarter. The sales forecast used to estimate the June 1996 quarter write-down changed on a quarterly basis throughout fiscal 1997 as demand for the written-down products strengthened or was extended. This change was not attributable to any single event, but rather an overall strengthening of demand in the industry. Revenues for the product categories that were written down in June 1996, totaled approximately $80.3 million in fiscal 1997 compared to approximately $118.7 million in fiscal 1996. The Company continues to sell these product categories, but at prices that have declined significantly during the quarters. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand, and absent adjustments due to management's judgments for newer products, end of life products or planned inventory increases, the Company believes it is appropriate to write-down on hand inventory in excess of six (6) months estimated sales volume to zero. The policy has resulted in inventory write-downs of approximately $1.0 million, $15.0 million and $0 for fiscal year 1995, 1996 and 1997, respectively, and recoveries of written-down inventory of approximately $150.000, $300,000 and $13.9 million in fiscal 1995, 1996 and 1997, respectively. The Company believes that the average selling price of its products will continue to decline and unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices.

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

        Gross Profit. Gross profit decreased 49% to $31.9 million in fiscal 1996 from $62.3 million in fiscal 1995. As a percentage of net sales, gross profit decreased to 24.1% for fiscal 1996 from 50.5% for fiscal 1995. The general decrease in gross profit in 1996 was primarily the result of lower average selling prices for the Company's SRAM products in fiscal 1996 compared to fiscal 1995. The Company experienced a significant drop in the average selling prices of its SRAM products in fiscal 1996 and, to a lesser extent, a decline in the average selling prices of its NVM products. Although product costs were also generally lower in fiscal 1996, the significant drop in average selling prices resulted in lower gross margins. During fiscal 1996, the Company's quarterly revenue declined from $45 million in the December 1995 quarter to $36 million in the March 1996 quarter to $28 million in the June 1996 quarter. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. In June 1996, due to the severity of the Company's decrease in revenues (38% drop from the December 1995 quarter), facing another expected decrease in revenues in the September quarter (based on July sales) and with the extreme uncertainty regarding when and if the market would recover, the Company's six months sales forecast indicated a need for a write-down of $15 million of inventory to cover the Company's estimated exposure. At the time of the write-down, the Company expected that any inventory on hand for the written-down products (SRAM, EPROM and EEPROM) in excess of six (6) months estimated sales volume had no value and, accordingly, this inventory was written down to zero value. At the time of the write-down, management did not expect any future cash flows from sales of the written-down products. This write-down is included in cost of goods sold for fiscal 1996. Products that were written down included SRAMs (8Kx8, 32Kx8 and 128Kx8) and non-volatile products (EPROM and EEPROM). During the June 1996 quarter, the Company worked with its wafer fabrication foundries to reduce the future supply of die related to the written down product categories by slowing down wafers in production to the lowest possible level. Further, in the June 1996 quarter, the Company internally discontinued the assembly of die into packages. Late in the December 1996 quarter, the Company again began the assembly and testing of wafer inventory as market demand began to increase particularly for higher speed product in these configurations. Revenue from these product categories for the first nine months ended June 30, 1996 totaled approximately $101.6 million and for the quarter ended September 30, 1996 revenue totaled approximately $17.1 million.

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

        In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of June 30, 1997, $18.7 million had been paid by the Company to WaferTech in this regard. The last scheduled payment by the Company of $12.5 million was made in November 1997. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $26.4 through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $26.4 million obligation. As a result, the $26.4 million may be subject to forfeiture if the Company does not purchase the base capacity and the additional capacity for which it has contracted. The Company has established a letter of credit for $4.8 million covering a portion of this amount. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs are expected in the second half of calendar 1998 and full capacity is expected in the year 2000. Additionally, in fiscal 1995, the Company entered into a joint venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $26 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in the venture of which UMC retains 55% ownership. As of September 30, 1997, approximately $20.0 million has been paid by the Company to UICC in this regard. The final payment of approximately $6.0 million is expected to be made in December 1997. The UICC facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months. UICC has informed the Company that the damages incurred are covered by insurance.

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


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR SRAM PRODUCTS

        In fiscal 1997, substantially all of the Company's net sales were derived from the sale of SRAM products. The Company's net sales decreased by 18% to $108.3 million in fiscal 1997 from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.


QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yield, disruption in delivery and order fulfillment and shortages in the supply of wafers or assembly capacity. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. Although the Company has since experienced quarterly sequential revenue growth, there can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In fiscal 1996, approximately 53% of the Company's net sales were attributable to customers located in the United States, 10% was attributable to customers located in Europe and 37% was attributable to customers located in Asia. In fiscal 1997 and 1996, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 55% and 47% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, several Asian countries including Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

DECLINES IN AVERAGE SELLING PRICES

        Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996 and 1997. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, in fiscal 1996 the Company implemented a cost reduction program in an attempt to reduce its cost per unit for certain products. This program involved efforts to reduce internal costs and supplier costs. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

RISK OF INVENTORY WRITE-DOWNS

        Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in the Company's quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down for various SRAM and non-volatile memory products that the Company's forecast indicated would not be sold in the next six months. The Company did not expect to sell the excess inventory at the time because the volume and price declines from the December 1995 quarter to the June 1996 quarter resulted in a decrease in revenues of 38%. During this period, market conditions were extremely uncertain. Furthermore, during the fourth fiscal quarter of 1996 ended September 30, 1996, the Company experienced a continued decline in revenue of 16% from the June 1996 quarter. While the Company continued to focus on the selling of this product, sales reached the bottom of its decline in the September 1996 quarter and stayed relatively flat in the December 1996 quarter. Subsequently, as market conditions improved in the latter part of the December 1996 quarter, the Company was able to sell certain of these products. As a result, of improving market conditions during fiscal 1997, the Company was able to sell $13.9 million of the written-off product. However, the Company considers such sales unusual and there can be no assurance that in the future written-off inventory can be sold. Historically, the Company has consistently applied this practice in valuing inventory and, until the events that transpired in the first through third quarters of fiscal 1996, had never recorded material write-downs or recoveries. The Company believes that based on the factors noted above, its six month write-off policy is still appropriate as a method to identify and estimate inventory exposure. There can be no assurance that in the future additional inventory write-downs will not occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                                         Page

Report of Independent Auditors............................................21

Financial Statements:
     Consolidated Statements of Operations
         For Fiscal Years Ended September 30, 1997,
         September 30, 1996, and September 30, 1995.......................22

     Consolidated Balance Sheets
         As of September 30, 1997, and September 30, 1996.................23

     Consolidated Statements of Stockholders' Equity
         For Fiscal Years Ended September 30, 1997,
         September 30, 1996, and September 30, 1995.......................24

     Consolidated Statements of Cash Flows
         For Fiscal Years Ended September 30, 1997........................25
         September 30, 1996, and September 30, 1995

     Notes to Consolidated Financial Statements...........................26

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




                                         ERNST & YOUNG LLP





San Jose, California
October 27, 1997,
except for Note 17
as to which the date
is December 3, 1997

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                      Years Ended September 30,
                                             -----------------------------------------
                                                1997            1996            1995
                                             ---------       ---------       ---------

Net sales                                     $108,261        $132,039        $123,201

Cost of sales (other than item below)           76,105          85,184          60,949
Inventory write-down                                --          15,000              --
                                              --------        --------        --------
Total cost of sales                             76,105         100,184          60,949
                                              --------        --------        --------
Gross profit                                    32,156          31,855          62,252
                                              --------        --------        --------

Operating expenses:
  Research and development                      26,179          21,350          14,852
  Selling, general and administrative           16,753          15,188          12,924
                                              --------        --------        --------
    Total operating expenses                    42,932          36,538          27,776
                                              --------        --------        --------

Operating income (loss)                        (10,776)         (4,683)         34,476
Interest and other income                        2,535           4,803           2,631
Interest expense                                  (607)           (335)            (88)
                                              --------        --------        --------
Income (loss) before income taxes and
  minority interest                             (8,848)           (215)         37,019
Provision (benefit) for income taxes            (1,144)         (1,158)          7,404
                                              --------        --------        --------

Income (loss) before minority interest          (7,704)            943          29,615
Minority interest in net loss of
  consolidated subsidiary                          (18)            (72)            (38)
                                              --------        --------        --------

Net income (loss)                             $ (7,686)       $  1,015        $ 29,653
                                              ========        ========        ========

Net income (loss) per share                   $  (0.43)       $   0.06        $   1.79
                                              ========        ========        ========

Shares used in per share calculation            17,748          18,356          16,534
                                              ========        ========        ========

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                             September 30,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $ 22,334       $ 12,237
    Restricted cash                                                       5,202          7,023
    Short-term investments                                               25,600         62,200
    Accounts receivable, net of allowance for doubtful
      accounts of $2,268 in 1997 and $2,002 in 1996                      18,478         11,316
    Inventories                                                          40,730         22,469
    Other current assets                                                  7,472         13,777
                                                                       --------       --------
Total current assets                                                    119,816        129,022
Property, equipment, and leasehold improvements, net                     27,693         30,795
Construction in progress                                                  6,343            334
Other assets                                                             41,744         17,888
                                                                       --------       --------
Total assets                                                           $195,596       $178,039
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  6,152       $  3,617
   Accounts payable                                                      23,138          8,912
   Accrued compensation and benefits                                      3,424          3,994
   Accrued expenses                                                       8,725          3,298
   Income tax payable                                                       582            550
   Current portion of long-term obligations                               2,251            722
                                                                       --------       --------
Total current liabilities                                                44,272         21,093
Income tax payable - noncurrent                                           5,059          4,298
Long-term obligations                                                    11,698         10,195
Minority interest in consolidated subsidiary                                 --             18
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.0001 par value: Authorized shares -
        5,000 in 1997 and 1996. No shares outstanding                        --             --
   Common stock, $0.0001 par value: Authorized shares -
        70,000 in 1997 and 1996.  Issued and outstanding shares -
        17,938 in 1997 and 17,607 in 1996                                     2              2
   Additional paid-in capital                                           106,769        104,788
   Retained earnings                                                     32,266         39,952
   Cumulative translation adjustment                                     (4,248)        (2,246)
   Unearned compensation                                                   (222)           (61)
                                                                       --------       --------
Total stockholders' equity                                              134,567        142,435
                                                                       --------       --------
Total liabilities and stockholders' equity                             $195,596       $178,039
                                                                       ========       ========

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                             Convertible
                                           Preferred Stock                 Common Stock       Additional
                                         ----------------------      ----------------------     Paid-In      Retained
                                           Shares        Amount        Shares       Amount      Capital      Earnings
                                         ---------     ---------     ---------    ---------    ---------     ---------
Balance at September 30, 1994               31,314     $       3         4,797    $      --    $  11,838     $   9,284
   Stock options exercised                      --            --           517           --        1,008            --
   Issuance of common stock in public
      offering and exercise of warrant          --            --         4,082            1       85,979            --
   Conversion to common stock              (31,314)           (3)        7,829            1            2            --
   Unearned compensation                        --            --            --           --          131            --
   Amortization of unearned compensation        --            --            --           --           --            --
   Cancellation of stock options                --            --            --           --          (30)           --
   Tax benefits from sale of common stock       --            --            --           --        3,448            --
   Translation adjustment                       --            --            --           --           --            --
   Net income                                   --            --            --           --           --        29,653
                                           -------     ---------     ---------    ---------    ---------     ---------
Balance at September 30, 1995                   --            --        17,225            2      102,376        38,937
   Stock options exercised                      --            --           253           --          952            --
   Shares issued under stock purchase
      plan                                      --            --           129           --        1,357            --
   Amortization of unearned
      compensation                              --            --            --           --           --            --
   Tax benefits from sale of common
      stock                                     --            --            --           --          103            --
   Translation adjustment                       --            --            --           --           --            --
   Net income                                   --            --            --           --           --         1,015
                                           -------     ---------     ---------    ---------    ---------     ---------
Balance at September 30, 1996                   --            --        17,607            2      104,788        39,952
   Stock options exercised                      --            --           197           --          665            --
   Shares issued under stock purchase
      plan                                      --            --           134           --        1,112            --
   Unearned compensation                        --            --            --           --          204            --
   Amortization of unearned
      compensation                              --            --            --           --           --            --
   Translation adjustment                       --            --            --           --           --            --
   Net loss                                     --            --            --           --           --        (7,686)
                                           -------     ---------     ---------    ---------    ---------     ---------
Balance at September 30, 1997                   --     $      --        17,938    $       2    $ 106,769     $  32,266
                                           =======     =========     =========    =========    =========     =========


                                               Cumulative                      Total
                                               Translation    Unearned      Stockholders'
                                               Adjustment    Compensation      Equity
                                               -----------   ------------   -------------
Balance at September 30, 1994                   $      97     $     (35)     $  21,187
   Stock options exercised                             --            --          1,008
   Issuance of common stock in public
      offering  and exercise of warrant                --            --         85,980
   Conversion to common stock                          --            --             --
   Unearned compensation                               --          (131)            --
   Amortization of unearned compensation               --            32             32
   Cancellation of stock options                       --            30             --
   Tax benefits from sale of common stock              --            --          3,448
   Translation adjustment                          (1,399)           --         (1,399)
   Net income                                          --            --         29,653
                                                ---------     ---------      ---------
Balance at September 30, 1995                      (1,302)         (104)       139,909
   Stock options exercised                             --            --            952
   Shares issued under stock purchase plan             --            --          1,357
   Amortization of unearned compensation               --            43             43
   Tax benefits from sale of common stock              --            --            103
   Translation adjustment                            (944)           --           (944)
   Net income                                          --            --          1,015
                                                ---------     ---------      ---------
Balance at September 30, 1996                      (2,246)          (61)       142,435
   Stock options exercised                             --            --            665
   Shares issued under stock purchase plan             --            --          1,112
   Unearned compensation                               --          (204)            --
   Amortization of unearned compensation               --            43             43
   Translation adjustment                          (2,002)           --         (2,002)
   Net loss                                            --            --         (7,686)
                                                ---------     ---------      ---------
Balance at September 30, 1997                   $  (4,248)    $    (222)     $ 134,567
                                                =========     =========      =========

         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                               Years Ended September 30,
                                                                        -------------------------------------
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

                   Notes to Consolidated Financial Statements


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
                                                                =======    =======

                   Notes to Consolidated Financial Statements



NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

        Property, equipment, and leasehold improvements consisted of the following at September 30:

                                                    1997       1996
                                                  -------    -------
                                                     (In thousands)
Machinery and equipment                           $49,463    $43,209
Furniture and fixtures                              1,409      1,174
Leasehold improvements                              2,050      1,763
                                                  -------    -------
                                                   52,922     46,146
Less accumulated depreciation and amortization     25,229     15,351
                                                  -------    -------
                                                  $27,693    $30,795
                                                  =======    =======

NOTE 6.  ACCRUED EXPENSES

        Accrued liabilities consisted of the following at September 30:

                              1997      1996
                             ------    ------
                              (In thousands)
UICC shares due employees    $5,345    $   --
Other                         3,380     3,298
                             ------    ------
                             $8,725    $3,298
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

                   Notes to Consolidated Financial Statements


Long-term obligations consisted of the following at September 30:

                                                          1997      1996
                                                        -------    -------
                                                          (In thousands)
Notes payable to bank, due in quarterly installments
  through 2004 with interest at 6.45% to 8.45% and
  secured by the Company's property and equipment       $13,949    $10,917
Less current portion                                      2,251        722
                                                        -------    -------
                                                        $11,698    $10,195
                                                        =======    =======

        At September 30, 1997, future minimum principal payments on notes payable and long-term obligations were as follows (in thousands):

      1998          $ 2,251
      1999            2,834
      2000            2,511
      2001            2,408
      2002            2,408
      Thereafter      1,537
                    -------
      Total         $13,949
                    =======

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

                   Notes to Consolidated Financial Statements


    The following table summarizes activity of the 1989, 1996 and Director
Plans:

                                                                            Options Outstanding
                                                          ------------------------------------------------------
                                          Options          Number                                   Weighted-
                                         Available           Of                    Price             Average
                                         For Grant         Shares                Per Share        Exercise Price
                                         ---------        ---------           --------------      --------------
                                                               (In thousands, except per share data)
                                         ---------        ---------           --------------      --------------
Balance at September 30, 1994               646              1,764             $0.12-$ 4.00            $ 2.85
      Authorized                            500                 --                       --                --
      Granted                              (929)               929             $5.00-$59.50             30.63
      Exercised                              --               (517)            $0.12-$ 9.00              1.95
      Canceled                              125               (125)            $0.20-$13.00              4.56
                                         ------             ------            -------------            ------
Balance at September 30, 1995               342              2,051             $0.20-$59.50             15.56
      Authorized                          1,050                 --                       --                --
      Granted                            (1,609)             1,609            $9.625-$26.00             18.73
      Exercised                              --               (253)            $0.20-$13.00              3.76
      Canceled                              907               (907)            $0.28-$59.50             33.42
                                         ------             ------            -------------            ------
Balance at September 30, 1996               690              2,500             $0.20-$27.50             12.31
      Authorized                            775                 --                       --                --
      Granted                            (2,340)             2,340             $5.00-$10.12              8.72
      Exercised                              --               (197)            $0.20-$12.25              3.37
      Canceled                            1,095             (1,095)            $0.20-$27.50             19.98
                                         ------             ------            -------------            ------
Balance at September 30, 1997               220              3,548             $0.28-$26.00            $ 8.07
                                         ======             ======            =============            ======


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

        Outstanding and exercisable options presented by price range at September 30, 1997 are as follows:

                                  Options Outstanding               Options Exercisable
                    -------------------------------------------------------------------------
                     Number of    Wtd. Average                    Number of
     Range of         Options    Remaining Life   Wtd. Average     Options      Wtd. Average
 Exercise Prices    Outstanding     (Years)      Exercise Price  Exercisable   Exercise Price
----------------    -----------  --------------  --------------  -----------   --------------
$   0.28- 5.00         797,000       3.68           $ 3.56          645,000       $  3.32
    7.13- 8.56         795,000       9.69             8.02            1,000          7.13
    9.00- 9.38       1,231,000       9.16             9.22          269,000          9.23
    9.63-14.50         720,000       8.51            11.03          293,000         11.16
         26.00           5,000       8.04            26.00            2,000         26.00
--------------       ---------     ------           ------        ---------       -------
$   0.28-26.00       3,548,000       7.91           $ 8.07        1,210,000       $  6.58
==============       =========     ======           ======        =========       =======

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

                                Stock Options           ESPP
                                -------------           ----
                               1997      1996       1997       1996
                               ----      ----       ----       ----
Expected life (years)          5.0       5.0        0.5       0.5
Expected volatility             .70       .70        .53       .73
Risk-free interest rate        6.43      6.11       5.50      5.34

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

        For proforma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

                                     1997             1996
                                  ----------       ---------
Net income (loss):
     As reported                   $ (7,686)        $ 1,015
     Pro forma                     $(14,814)        $(4,754)

Net income (loss) per share:
     As reported                   $  (0.43)        $  0.06
     Pro forma                     $  (0.83)        $ (0.27)

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

                   Notes to Consolidated Financial Statements



NOTE 12.  GEOGRAPHIC AND SEGMENT INFORMATION

        The Company operates in one business segment, which is to design, develop, and market high-performance SRAM and nonvolatile memory integrated circuits. The following table summarizes the Company's operations in different geographic areas:

                                                          Year Ended September 30, 1997
                                             ---------------------------------------------------------
                                                                            Adjustments/
                                              United States   Taiwan        Eliminations  Consolidated
                                             ---------------------------------------------------------
                                                                  (In thousands)
Sales to unaffiliated customers              $  63,247       $  45,014       $     --      $ 108,261
Transfers between geographic areas               3,586          69,795        (73,381)            --
                                             ---------       ---------       --------      ---------
Total net sales                              $  66,833       $ 114,809       $(73,381)     $ 108,261
                                             =========       =========       ========      =========
Operating income (loss)                      $ (20,504)      $   8,995       $    733      $ (10,776)
                                             =========       =========       ========      =========
Identifiable assets                          $ 115,477       $ 123,676       $(43,557)     $ 195,596
                                             =========       =========       ========      =========
Cash, cash equivalents, restricted cash
    and short-term investments               $  40,737       $  12,399       $     --      $  53,136
                                             =========       =========       ========      =========
Accounts receivable from third-party
    customers                                $  10,705       $   7,773       $     --      $  18,478
                                             =========       =========       ========      =========

                                                          Year Ended September 30, 1996
                                             ---------------------------------------------------------
                                                                          Adjustments/
                                              United States   Taiwan      Eliminations    Consolidated
                                             ---------------------------------------------------------
                                                                  (In thousands)
Sales to unaffiliated customers              $  85,676       $  46,363       $     --      $ 132,039
Transfers between geographic areas               6,250          70,450        (76,700)            --
                                             ---------       ---------       --------      ---------
Total net sales                              $  91,926       $ 116,813       $(76,700)     $ 132,039
                                             =========       =========       ========      =========

Operating loss                               $  (3,751)      $    (615)      $   (317)     $  (4,683)
                                             =========       =========       ========      =========

Identifiable assets                          $ 115,331       $  76,976       $(14,268)     $ 178,039
                                             =========       =========       ========      =========
Cash, cash equivalents, restricted cash
    and short-term investments               $  74,498       $   6,962       $     --      $  81,460
                                             =========       =========       ========      =========
Accounts receivable from third-party
    customers                                $   6,910       $   4,406       $     --      $  11,316
                                             =========       =========       ========      =========

                        Notes to Consolidated Statements

                                                      Year Ended September 30, 1995
                                        -----------------------------------------------------
                                         United       Taiwan       Adjustments/
                                         States                     Eliminations   Consolidated
                                        --------      --------      -----------      --------
                                                        (In thousands)
Sales to unaffiliated customers         $ 59,677      $ 63,524      $        --      $123,201
Transfers between geographic areas         1,648        35,487          (37,135)           --
                                        --------      --------      -----------      --------
Total net sales                         $ 61,325      $ 99,011      $   (37,135)     $123,201
                                        ========      ========      ===========      ========
Operating income (loss)                 $ 10,462      $ 24,470      $      (456)     $ 34,476
                                        ========      ========      ===========      ========

Identifiable assets                     $116,604      $ 98,286      $   (10,449)     $204,441
                                        ========      ========      ===========      ========
Cash, cash equivalents and
   restricted cash                      $ 93,083      $ 17,655      $        --      $110,738
                                        ========      ========      ===========      ========
Accounts receivable from
   third-party customers                $ 11,220      $  7,526      $        --      $ 18,746
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

                        Notes to Consolidated Statements



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

1998  (net of sublease income of $300)                           $   1,103
1999  (net of sublease income of $308)                               1,063
2000  (net of sublease income of $156)                               1,273
2001                                                                 1,384
2002                                                                 1,440
Thereafter                                                           7,960
                                                                  ---------
Total minimum rental commitments                                  $ 14,223
                                                                  =========

        Total rental expense for the years ended September 30, 1997, 1996, and 1995 was approximately $1,372,000 (net of sublease income of $148,000), $637,000 and $620,000, respectively.

                        Notes to Consolidated Statements



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

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Years Ended September 30,
                                              1997          1996            1995
                                           ---------      --------       --------
                                                        (In thousands)
Cash paid for interest                     $  1,431       $    478       $    214
Cash paid (refunded) for income taxes        (5,004)         8,603              7
Notes payable issued for other assets            --        (31,200)        31,200
Tax benefit from sale of common stock            --            103          3,448

                        Notes to Consolidated Statements


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

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996.

                                   Dec. 31        Mar. 31        June 30         Sept. 30
                                   -------        -------        -------         --------
                                         (In thousands, except per share data)
1997

Net sales                          $ 23,610       $ 25,794       $ 26,509       $ 32,348
Gross profit                          6,639          7,569          8,244          9,704
Operating loss                       (2,597)        (2,269)        (4,153)        (1,757)
Net loss                             (1,662)        (1,488)        (3,919)          (617)

  Net loss per share               $  (0.09)      $  (0.08)      $  (0.22)      $  (0.03)


                                                                                    1996

Net sales                          $ 45,051       $ 36,353       $ 27,579       $ 23,056
Gross profit (loss)                  21,128         14,963         (5,756)         1,520
Operating income (loss)              12,149          5,662        (14,994)        (7,500)
Net income (loss)                    10,294          5,064        (10,550)        (3,793)

  Net income (loss) per share      $   0.56       $   0.28       $  (0.60)      $  (0.22)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Report on Form 10-K/A in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

      1.   FINANCIAL STATEMENTS

      The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K/A:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule of Integrated Silicon Solution, Inc. is contained in Part IV, Item 14(d) of this report on Form 10-K/A:

Schedule II-Valuation and Qualifying Accounts

      All other schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.   EXHIBITS

      Exhibit
      Number          Description of Document
      ------          -----------------------
++++++   2.1          Agreement and Plan of Reorganization dated November 5,
                      1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.

++       3.1          Restated Certificate of Incorporation of Registrant.

+        3.3          Bylaws of Registrant.

+        4.2          Form of Common Stock Certificate.

+        10.1         Form of Indemnification Agreement.

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

+        10.5*        Letter Agreement dated September 14, 1994 between Taiwan
                      Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                      Registrant.

+        10.6*        Joint Development Contract between TSMC and the Registrant dated February 5, 1993.

+        10.7*        Joint Development Contract between TSMC and the Registrant dated October , 1992.

+        10.8*        Agreement for Contract Manufacturing dated July 12, 1993
                      between Mitsui Plastics Inc., Rohm Co., Ltd. and the
                      Registrant.

+        10.9         Lease for ISSI-Taiwan facilities at No. 10 Prosperity
                      dated November 8, 1993.

+        10.10        Facility Lease Agreement for second ISSI-Taiwan facility
                      located at No. 9 Prosperity I Road, Hsinchu, Taiwan.

+        10.11        Wafer Production Agreement between TSMC and the Registrant dated November 8, 1993.

+        10.12*       Joint Development Contract of 0.45(mu) process between
                      TSMC and the Registrant dated November 15, 1994.

+        10.13*       Joint Development Contract between Chartered Semiconductor
                      Manufacturing Pte. Ltd. and the Registrant dated July 21,
                      1994.


+        10.14        Subscription and Shareholders Agreement Relating to Valery
                      Limited dated March 30, 1994.

+        10.15        Long term line of credit between Bank of Communication and
                      Registrant.

+        10.16        Short term line of credit between International Commercial
                      Bank of China and Registrant.

+        10.17***     1995 Director Stock Option Plan.

++       10.18*       Option I Agreement between the Registrant and TSMC dated
                      April 21, 1995.

++       10.19*       Option II Agreement between the Registrant and TSMC dated
                      April 21, 1995.

+++      10.20*       UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                      1995.

+++      10.21*       UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated
                      August 31, 1995.

++++     10.22**      Amended and Restated Limited Liability Company Agreement
                      of WaferTech, LLC, dated as of August 9, 1996.

++++     10.23**      Purchase Agreement by and between Taiwan Semiconductor
                      Manufacturing Corporation, as Seller, and Analog Devices,
                      Inc., Altera Corporation and Integrated Silicon Solution,
                      Inc., as Buyers.

+++++    10.24*       Amendment to Option I and Option II Agreement between the
                      Company and TSMC dated September 23, 1996.

+++++    10.25        Sublease Agreement for facility located at 2231 Lawson
                      Lane, Santa Clara, California.

++++++   11.1         Statements of Computation of Earnings Per Share

+        21.1         Subsidiaries of the Registrant

         23.1         Consent of Ernst & Young LLP, Independent Auditors

++++++   24.1         Power of Attorney (see page 43).

++++++   27.1         Financial Data Schedule

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

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520).

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

++++      Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the period ended June 30, 1996.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1996.

++++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1997.

          (b)  Reports on Form 8-K
               The registrant did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

          (c)  Exhibits
               See (a) above

          (d)  Financial statement schedules
               See (a) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 14th day of April, 1998.


                                    INTEGRATED SILICON SOLUTION, INC.

                                    By      /s/ Gary L. Fischer
                                            ------------------------------------
                                            Gary L. Fischer
                                            Executive Vice President,
                                            Office of the President and
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below on April 14, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                                      Title
-------------------------------------      -------------------------------------------------
/s/ Jimmy S.M. Lee *                       Chairman of the Board, Chief Executive Officer,
-------------------------------------      and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han *                         Executive Vice President, General Manager,
-------------------------------------      Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer                        Executive Vice President, Office of the President
-------------------------------------      and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                          and Accounting Officer)

/s/ Diosdado P. Banatao *                  Director
-------------------------------------
(Diosdado P. Banatao)

/s/ Pauline L. Alker *                     Director
-------------------------------------
(Pauline L. Alker)

/s/ Lip-Bu Tan *                           Director
-------------------------------------
(Lip-Bu Tan)

/s/ Chun Win Wong *                        Director
-------------------------------------
(Chun Win Wong)

                                           Director
-------------------------------------
(Hide Tanigami)


*  By:  /s/ Gary L. Fischer
        -----------------------------
        Gary L. Fischer
        Attorney-in-Fact

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE


                        INTEGRATED SILICON SOLUTION, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Addition
                                       Balance at  Charged to                   Balance
                                       Beginning   Costs and                    at End
                                       of Period    Expenses    Deductions     of Period
                                      -----------  ----------  -----------     ----------
Year ended September 30, 1995:
  Allowance for doubtful accounts ....    504       1,185        (392)(1)       1,297
  Sales returns reserve ..............    545       2,851        (695)          2,701
Year ended September 30, 1996:
  Allowance for doubtful accounts ....  1,297         714          (9)(1)       2,002
  Sales returns reserve ..............  2,701         665      (1,133)          2,233
Year ended September 30, 1997:
  Allowance for doubtful accounts ....  2,002         675        (409)(1)       2,268
  Sales returns reserve ..............  2,233       1,713      (1,510)          2,436

(1)      Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

      Exhibit
      Number       Description of Document
      ------       -----------------------

++++++2.1          Agreement and Plan of Reorganization dated November 5,
                   1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.

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

+     10.5*        Letter Agreement dated September 14, 1994 between Taiwan
                   Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                   Registrant.

+     10.6*        Joint Development Contract between TSMC and the Registrant dated February 5, 1993.

+     10.7*        Joint Development Contract between TSMC and the Registrant dated October , 1992.

+     10.8*        Agreement for Contract Manufacturing dated July 12, 1993
                   between Mitsui Plastics Inc., Rohm Co., Ltd. and the
                   Registrant.

+     10.9         Lease for ISSI-Taiwan facilities at No. 10 Prosperity
                   dated November 8, 1993.

+     10.10        Facility Lease Agreement for second ISSI-Taiwan facility
                   located at No. 9 Prosperity I Road, Hsinchu, Taiwan.

+     10.11        Wafer Production Agreement between TSMC and the Registrant dated November 8, 1993.

+     10.12*       Joint Development Contract of 0.45(mu) process between
                   TSMC and the Registrant dated November 15, 1994.

+     10.13*       Joint Development Contract between Chartered Semiconductor
                      Manufacturing Pte.Ltd. and the Registrant dated July 21,
                      1994.


+     10.14        Subscription and Shareholders Agreement Relating to Valery
                   Limited dated March 30, 1994.

+     10.15        Long term line of credit between Bank of Communication and
                   Registrant.

+     10.16        Short term line of credit between International Commercial
                   Bank of China and Registrant.

+     10.17***     1995 Director Stock Option Plan.

++    10.18*       Option I Agreement between the Registrant and TSMC dated
                   April 21, 1995.

++    10.19*       Option II Agreement between the Registrant and TSMC dated
                   April 21, 1995.

+++   10.20*       UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                   1995.

+++   10.21*       UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated
                   August 31, 1995.

++++  10.22**      Amended and Restated Limited Liability Company Agreement
                   of WaferTech, LLC, dated as of August 9, 1996.

++++  10.23**      Purchase Agreement by and between Taiwan Semiconductor
                   Manufacturing Corporation, as Seller, and Analog Devices,
                   Inc., Altera Corporation and Integrated Silicon Solution,
                   Inc., as Buyers.

+++++ 10.24*       Amendment to Option I and Option II Agreement between the
                   Company and TSMC dated September 23, 1996.

+++++ 10.25        Sublease Agreement for facility located at 2231 Lawson
                   Lane, Santa Clara, California.

++++++11.1         Statements of Computation of Earnings Per Share

+     21.1         Subsidiaries of the Registrant

      23.1         Consent of Ernst & Young LLP, Independent Auditors

++++++24.1         Power of Attorney (see page 43).

++++++27.1         Financial Data Schedule

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

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1996.

++++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended ended September 30, 1997.