Form 10-Q/A
period 1997-12-31
INTEGRATED SILICON SOLUTION INC
filed 1998-04-14
CIK 854701

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 000-23084
                       ---------------------------------------------------------

                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------


                Delaware                               77-0199971
     -------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S Employer
     incorporation or organization)                Identification No.)

 2231 Lawson Lane, Santa Clara, California                95054
 -----------------------------------------              --------
 (Address of principal executive offices)               zip code

 Registrant's telephone number, including area code   (408)588-0800
                                                      -------------

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

                                                           Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
                                                               (Unaudited)
Net sales                                                 $ 39,414     $ 23,610
Cost of sales                                               30,218       16,971
                                                          --------     --------
Gross Profit                                                 9,196        6,639
                                                          --------     --------
Operating Expenses:
  Research and development                                   7,401        5,675
  Selling, general and administrative                        4,650        3,561
  In-process technology charge                               7,078           --
                                                          --------     --------
    Total operating expenses                                19,129        9,236
                                                          --------     --------
Operating loss                                              (9,933)      (2,597)
Other income, net                                              255          731
                                                          --------     --------
Loss before income taxes and
  minority interest                                         (9,678)      (1,866)
Provision (benefit) for income taxes                            58         (186)
                                                          --------     --------
Net loss before minority interest                           (9,736)      (1,680)
Minority interest in net loss of
  consolidated subsidiary                                       --          (18)
                                                          --------     --------
Net loss                                                  $ (9,736)    $ (1,662)
                                                          ========     ========
Basic and diluted net loss per share                      $  (0.53)    $  (0.09)
                                                          ========     ========
Shares used in per share calculation                        18,199       17,614
                                                          ========     ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     December 31,   September 30,
                                                                         1997            1997
                                                                     ------------   -------------
                                                                      (unaudited)         (1)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                           $   12,004     $   22,334
  Restricted cash                                                          6,253          5,202
  Short-term investments                                                  12,650         25,600
  Accounts receivable                                                     23,119         18,478
  Inventories                                                             41,439         40,730
  Other current assets                                                     7,026          7,472
                                                                      ----------     ----------
Total current assets                                                     102,491        119,816
Property, equipment, and leasehold improvements, net                      25,988         27,693
Construction in progress                                                   7,977          6,343
Other assets                                                              57,776         41,744
                                                                      ----------     ----------
Total assets                                                          $  194,232     $  195,596
                                                                      ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                       $    4,359     $    6,152
  Accounts payable                                                        35,254         23,138
  Accrued compensation and benefits                                        3,652          3,424
  Accrued expenses                                                         8,053          8,725
  Income tax payable                                                         625            582
  Current portion of long-term obligations                                 2,079          2,251
                                                                      ----------     ----------
Total  current liabilities                                                54,022         44,272
Income tax payable - non-current                                           4,996          5,059
Long-term obligations                                                     11,971         11,698

Stockholders' equity:
  Preferred stock                                                             --             --
  Common stock                                                                 2              2
  Additional paid-in capital                                             113,288        106,769
  Retained earnings                                                       22,530         32,266
  Cumulative translation adjustment                                      (12,378)        (4,248)
  Unearned compensation                                                     (199)          (222)
                                                                      ----------     ----------
Total stockholders' equity                                               123,243        134,567
                                                                      ----------     ----------
Total liabilities and stockholders' equity                            $  194,232     $  195,596
                                                                      ==========     ==========

------------
(1) Derived from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                      -----------------------
                                                                                        1997           1996
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                                   $ (9,736)      $ (1,662)
  In-process technology charge                                                           7,078             --
  Other charges to net income (loss) not affecting cash                                  1,715          2,536
  Net effect of changes in current and other assets and current liabilities              4,508          5,888
                                                                                      --------       --------
     Cash provided by operating activities                                               3,565          6,762

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                  (5,043)        (2,773)
  Purchases of available-for-sale securities                                           (20,350)       (77,225)
  Sales of available-for-sale securities                                                33,300         99,225
  Investment in Wafertech, LLC                                                         (12,480)        (9,360)
  Investment in UICC                                                                    (4,730)            --
  Acquisition of Nexcom                                                                   (869)            --
                                                                                      --------       --------
     Cash provided by (used in) investing activities                                   (10,172)         9,867

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                              14,508          5,852
  Proceeds from issuance of common stock                                                   165             77
  Principal payments on notes payable and long-term obligations                        (15,876)        (5,998)
  Increase in restricted cash                                                           (1,100)        (1,817)
                                                                                      --------       --------
     Cash used in financing activities                                                  (2,303)        (1,886)
                                                                                      --------       --------
Effect of exchange rate changes on cash and cash equivalents                            (1,420)            (2)
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents                                   (10,330)        14,741
Cash and cash equivalents at beginning of period                                        22,334         12,237
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $ 12,004       $ 26,978
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


3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

                                                                   (In thousands)
                                                             December 31     September 30
                                                                1997             1997
                                                             -----------     ------------
        Cash .............................................    $ 12,897         $ 21,953
        Money market instruments .........................         189              480
        Certificates of deposit ..........................       5,171            5,103
        Auction preferred stock ..........................       5,150           13,200
        Municipal bonds due in more than 3 years .........       7,500           12,400
                                                              --------         --------
                                                              $ 30,907         $ 53,136
                                                              ========         ========

4.      INVENTORIES

        The following is a summary of inventories by major category:

                                                                     (In thousands)
                                                              December 31      September 30
                                                                  1997             1997
                                                              -----------      ------------
        Raw materials ..................................        $  8,726         $ 10,444
        Work-in-process ................................          13,681           10,199
        Finished goods .................................          19,032           20,087
                                                                --------         --------
                                                                $ 41,439         $ 40,730
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

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Three Months Ended
                                                                         December 31,
                                                                    -----------------------
                                                                      1997           1996
                                                                    --------       --------
        Numerator:
        Net loss                                                    $ (9,736)      $ (1,662)
        Numerator for basic and diluted loss per share              $ (9,736)      $ (1,662)
                                                                    --------       --------
        Weighted average of common shares                             18,199         17,614
        Denominator for basic and diluted loss per share              18,199         17,614
                                                                    --------       --------
        Basic and diluted loss per share                            $  (0.53)      $  (0.09)
                                                                    ========       ========

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

        Gross Profit. Gross profit increased 39% to $9.2 million in the three months ended December 31, 1997, from $6.6 million in the three months ended December 31, 1996. As a percentage of net sales, gross profit decreased to 23.3% in the three months ended December 31, 1997 from 28.1% in the three months ended December 31, 1996. The December 31, 1997 quarter includes a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products. In addition, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. Excluding the inventory write-down in the December 1997 quarter, the increase in gross profit was primarily the result of shipments of the Company's newer SRAM products, specifically its 64K x 16 and 64K x 32 SRAMs, as well as increased shipments of certain of the Company's more mature SRAM products, specifically the Company's 256K, 1024K and cache module products. Product unit costs were also lower in the December 1997 quarter compared to the December 1996 quarter, and such reductions were generally able to offset the declines in average selling prices. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

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

            Exhibit 27 Financial Data Schedule. (Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997)

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

                                     Integrated Silicon Solution, Inc.
                                     (Registrant)


Dated:  April 14, 1998               /s/ Gary L. Fischer
                                     ------------------------------------
                                     Gary L. Fischer
                                     Executive Vice President,
                                     Office of the President, and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)