Form 10-Q
period 1998-03-31
INTEGRATED SILICON SOLUTION INC
filed 1998-05-15
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 000-23084.


                        INTEGRATED SILICON SOLUTION, INC.



                 Delaware                                    77-0199971.
        (State or other jurisdiction of                    (I.R.S Employer
        incorporation or organization)                    Identification No.)

         2231 Lawson Lane, Santa Clara, California              95054
        (Address of principal executive offices)               zip code

        Registrant's telephone number, including area code  (408) 588-0800.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [x]  No [ ]

        The number of outstanding shares of the registrant's Common Stock as of April 30, 1998 was 19,174,771

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                      Three Months Ended               Six Months Ended
                                                            March 31,                       March 31,
                                                   ------------------------        ------------------------
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Net sales                                          $ 40,652        $ 25,794        $ 80,066        $ 49,404
Cost of sales                                        28,219          18,225          58,437          35,196
                                                   --------        --------        --------        --------
Gross Profit                                         12,433           7,569          21,629          14,208
                                                   --------        --------        --------        --------

Operating Expenses:
  Research and development                            8,370           5,977          15,771          11,652
  Selling, general and administrative                 4,577           3,861           9,227           7,422
  In-process technology charge                           --              --           7,078              --
                                                   --------        --------        --------        --------
    Total operating expenses                         12,947           9,838          32,076          19,074
                                                   --------        --------        --------        --------

Operating loss                                         (514)         (2,269)        (10,447)         (4,866)
Other income, net                                       822             625           1,077           1,356
                                                   --------        --------        --------        --------
Income (loss) before income taxes and
  minority interest                                     308          (1,644)         (9,370)         (3,510)
Provision (benefit) for income taxes                    297            (156)            355            (342)
                                                   --------        --------        --------        --------

Net income (loss) before minority interest               11          (1,488)         (9,725)         (3,168)
Minority interest in net loss of
  consolidated subsidiary                                --              --              --             (18)
                                                   --------        --------        --------        --------

Net income (loss)                                  $     11        $ (1,488)       $ (9,725)       $ (3,150)
                                                   ========        ========        ========        ========

Basic income (loss) per share                      $   0.00        $  (0.08)       $  (0.52)       $  (0.18)
                                                   ========        ========        ========        ========
Shares used in basic per share calculation           18,996          17,701          18,598          17,658
                                                   ========        ========        ========        ========

Diluted income (loss) per share                    $   0.00        $  (0.08)       $  (0.52)       $  (0.18)
                                                   ========        ========        ========        ========
Shares used in diluted per share calculation         19,626          17,701          18,598          17,658
                                                   ========        ========        ========        ========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,      September 30,
                                                              1998             1997
                                                           ---------        ---------
                                                          (unaudited)          (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $  20,083        $  22,334
  Restricted cash                                              5,153            5,202
  Short-term investments                                       8,100           25,600
  Accounts receivable                                         20,688           18,478
  Inventories                                                 69,797           40,730
  Other current assets                                         7,927            7,472
                                                           ---------        ---------

Total current assets                                         131,748          119,816
Property, equipment, and leasehold improvements, net          26,172           27,693
Construction in progress                                       9,862            6,343
Other assets                                                  54,023           41,744
                                                           ---------        ---------
Total assets                                               $ 221,805        $ 195,596
                                                           =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                            $  14,613        $   6,152
  Accounts payable                                            54,787           23,138
  Accrued compensation and benefits                            2,834            3,424
  Accrued expenses                                             3,618            8,725
  Income tax payable                                             814              582
  Current portion of long-term obligations                     1,599            2,251
                                                           ---------        ---------

Total current liabilities                                     78,265           44,272
Income tax payable - non-current                               4,996            5,059
Long-term obligations                                         13,917           11,698

Stockholders' equity:
  Preferred stock                                                 --               --
  Common stock                                                     2                2
  Additional paid-in capital                                 114,639          106,769
  Retained earnings                                           22,541           32,266
  Cumulative translation adjustment                          (12,376)          (4,248)
  Unearned compensation                                         (179)            (222)
                                                           ---------        ---------

Total stockholders' equity                                   124,627          134,567
                                                           ---------        ---------
Total liabilities and stockholders' equity                 $ 221,805        $ 195,596
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                     1998             1997
                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $  (9,725)       $  (3,150)
  In-process technology charge                                                        7,078               --
  Other charges to net loss not affecting cash                                        3,843            5,066
  Net effect of changes in current and other assets and current liabilities          (5,201)           5,403
                                                                                  ---------        ---------
     Cash provided by (used in) operating activities                                 (4,005)           7,319

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (8,930)          (6,025)
  Purchases of available-for-sale securities                                        (25,550)        (116,075)
  Sales of available-for-sale securities                                             43,050          143,925
  Investment in Wafertech, LLC                                                      (12,480)          (9,360)
  Investment in United Integrated Circuits Corp                                      (4,730)         (12,983)
  Acquisition of Nexcom                                                                (869)              --
                                                                                  ---------        ---------
     Cash used in investing activities                                               (9,509)            (518)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                           32,666            5,851
  Proceeds from issuance of common stock                                              1,535              903
  Principal payments on notes payable and long-term obligations                     (21,512)          (9,820)
  Decrease (increase) in restricted cash                                                 --            1,820
                                                                                  ---------        ---------
     Cash provided by (used in) financing activities                                 12,689           (1,246)
                                                                                  ---------        ---------

Effect of exchange rate changes on cash and cash equivalents                         (1,426)             (10)
                                                                                  ---------        ---------

Net increase (decrease) in cash and cash equivalents                                 (2,251)           5,545
Cash and cash equivalents at beginning of period                                     22,334           12,237
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                        $  20,083        $  17,782
                                                                                  =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the "Company") and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

        Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


2.      CUSTOMER CONCENTRATION

        Sales to one customer accounted for approximately 24% and 25% of total net sales for the quarter ended March 31, 1998 and March 31,1997, respectively, and approximately 25% and 24% of total net sales for the six months ended March 31, 1998 and March 31, 1997, respectively.


3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:



                                              March 31,    September 30,
                                                1998           1997
                                               -------       -------
                                                  (In thousands)
Cash ...................................       $13,793       $21,953
Money market instruments ...............           242           480
Certificates of deposit ................        11,201         5,103
Auction preferred stock ................         1,000        13,200
Municipal bonds due in more than 3 years         7,100        12,400
                                               -------       -------
                                               $33,336       $53,136
                                               =======       =======


4.      INVENTORIES

        The following is a summary of inventories by major category:


                                                    March 31,          September 30,
                                                       1998                1997
                                                     -------             -------
                                                           (In thousands)
Raw materials ..........................             $16,709             $10,444
Work-in-process ........................              16,558              10,199
Finished goods .........................              36,530              20,087
                                                     -------             -------
                                                     $69,797             $40,730
                                                     =======             =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.      INCOME TAXES

        The income tax provision for the six month period ended March 31, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the six months ended March 31, 1998 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year federal net operating loss which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years. In addition, the in-process technology charge related to the acquisition of Nexcom will not be deductible for tax purposes.


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

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                      Three Months Ended          Six Months Ended
                                                           March 31,                  March 31,
                                                    ---------------------      ----------------------
                                                      1998         1997          1998          1997
                                                    --------     --------      --------      --------
Net income (loss)                                   $     11     $ (1,488)     $ (9,725)     $ (3,150)
                                                    ========     ========      ========      ========

Weighted average common shares outstanding            18,996       17,701        18,598        17,658
Denominator for basic income (loss) per share         18,996       17,701        18,598        17,658
                                                    --------     --------      --------      --------

Dilutive stock options                                   630           --            --            --
                                                    --------     --------      --------      --------

Denominator for diluted income (loss) per share       19,626       17,701        18,598        17,658
                                                    ========     ========      ========      ========

Basic income (loss) per share                       $   0.00     $  (0.08)     $  (0.52)     $  (0.18)
                                                    ========     ========      ========      ========
Diluted income (loss) per share                     $   0.00     $  (0.08)     $  (0.52)     $  (0.18)
                                                    ========     ========      ========      ========


        The above diluted calculation for the three months ended March 31, 1998 and 1997, does not include approximately 821,000 and 1,938,000 shares attributable to options as of March 31, 1998 and 1997, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 1998 and 1997, does not include approximately 689,000 and 1,126,000 shares attributable to options as of March 31, 1998 and 1997, respectively, as their impact would be anti-dilutive.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

8.      LITIGATION

         On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision of whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination may be challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.


9.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS No. 130) and Statement No. 131 "Disclosures About Segments of An Enterprise and Related Information" (FAS No.
131). FAS No. 130 establishes rules for reporting and displaying comprehensive income. FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company does not believe that the adoption of either FAS No. 130 or FAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position. However, comprehensive income will differ from net income.


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

BACKGROUND

        The Company designs, develops and markets high performance memory devices including static random access memory ("SRAM"), nonvolatile memory ("NVM") and specialty dynamic random access memory ("DRAM"). The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. Nonvolatile memory products include Flash memories, EPROMs (erasable programmable read only memories) and EEPROMs (electrically erasable programmable read only memories). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        Net Sales. Net sales increased by 58% to $40.7 million in the three months ended March 31, 1998, from $25.8 million in the three months ended March 31, 1997. The increase in sales was principally due to shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM. Additionally, increased shipments of certain of the Company's more mature SRAM products, specifically the Company's 128K x 8 and 32K x 32 products, more than offset their lower average selling prices. Shipments of certain of the Company's NVM products, principally its EPROMs and EEPROMs, declined significantly in the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Declines in Average Selling Prices". Sales to 3Com/U.S. Robotics accounted for approximately 24% and 25% of total net sales for the quarters ended March 31, 1998 and March 31, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. Gross profit increased 64% to $12.4 million in the three months ended March 31, 1998, from $7.6 million in the three months ended March 31, 1997. As a percentage of net sales, gross profit increased to 30.6% in the three months ended March 31, 1998 from 29.3% in the three months ended March 31, 1997. The increase in gross profit was primarily the result of shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM, as well as increased shipments of certain of the Company's more mature SRAM products, specifically the Company's 128K x 8 and 32K x 32 products. Product unit costs were also lower in the March 1998 quarter compared to the March 1997 quarter, and such reductions were generally able to offset the declines in average selling prices for the more mature SRAM products. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses increased by 40% to $8.4 million in the three months ended March 31, 1998, from $6.0 million in the three months ended March 31, 1997. As a percentage of net sales, research and development expenses decreased to 20.6% in the three months ended March 31, 1998, from 23.2% in the three months ended March 31, 1997. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the three months ended March 31, 1998, the Company's development efforts principally focused on specialty EDO DRAM, serial Flash products, wider bus width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, and other memory related devices. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 19% to $4.6 million in the three months ended March 31, 1998 from $3.9 million in the three months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 11.3% in the three months ended March 31, 1998, from 15.0% in the three months ended March 31, 1997. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues and payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

        Other income, Net. Other income, net increased to $0.8 million in the three months ended March 31, 1998 from $0.6 million in the three months ended March 31, 1997. The increase was primarily due to an increase in exchange gains offset by decreased interest income resulting from lower cash and short-term investment balances and increased interest expense resulting from increased borrowings.

        Provision (benefit) for Income Taxes. The income tax provision for the three month period ended March 31, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the three months ended March 31, 1998 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year federal net operating loss which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years. The income tax benefit of 10% for the three months ended March 31, 1997 is based on an annualized estimate of taxable income and differs from the statutory rate primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes. For the three months ended March 31, 1997, the Company recorded a benefit for income taxes of approximately 10% compared to a provision of

28% for the comparable period in the prior year, primarily reflecting decreased operating income attributable to the Company's U.S. operations.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

        Net Sales. Net sales increased by 62% to $80.1 million in the six months ended March 31, 1998, from $49.4 million in the six months ended March 31, 1997. The increase in sales was principally due to shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM. Additionally, shipments of the Company's more mature 128K x 8 SRAM product increased, more than offsetting its lower average selling price and shipments of the more mature 32K x32 SRAM and cache module products increased while their average selling prices remained stable or increased. Shipments of certain of the Company's NVM products, principally its EPROMs and EEPROMs, declined significantly in the six months ended March 31, 1998 compared to the six months ended March 31, 1997. The Company anticipates that the average selling prices of its existing products will continue to decline although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Declines in Average Selling Prices". Sales to 3Com/U.S. Robotics accounted for approximately 25% and 24% of total net sales for the six months ended March 31, 1998 and March 31, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. Gross profit increased 52% to $21.6 million in the six months ended March 31, 1998, from $14.2 million in the six months ended March 31, 1997. As a percentage of net sales, gross profit decreased to 27.0% in the six months ended March 31, 1997 from 28.8% in the six months ended March 31, 1997. In the December 1997 quarter, the Company recorded a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products. In addition, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The increase in gross profit dollars was primarily the result of shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM and increased unit shipments of the Company's more mature 128K x 8, 32K x 32 and cache module SRAM products. Although product unit costs were lower in the six months ended March 31, 1998 compared to the same period of the prior year, such reductions did not offset the declines in average selling prices resulting in lower gross margins on a percentage basis. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses increased by 35% to $15.8 million in the six months ended March 31, 1998, from $11.7 million in the six months ended March 31, 1997. As a percentage of net sales, research and development expenses decreased to 19.7% in the six months ended March 31, 1998, from 23.6% in the six months ended March 31, 1997. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the six months ended March 31, 1998, the

Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, specialty EDO DRAMs, specialty DSP support SRAMs, serial Flash and other memory related devices. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 24% to $9.2 million in the six months ended March 31, 1998 from $7.4 million in the six months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 11.5% in the six months ended March 31, 1998, from 15.0% in the six months ended March 31, 1997. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues and payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

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

        Other income, Net. Other income, net decreased to $1.1 million in the six months ended March 31, 1998 from $1.4 million in the six months ended March 31, 1997, primarily due to decreased interest earnings as a result of lower cash and short-term investment balances as well as higher interest expense from increased borrowings.

        Provision (benefit) for Income Taxes. The income tax provision for the six month period ended March 31, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the six months ended March 31, 1998 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover a portion of the current year federal net operating loss which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years. In addition, the in-process technology charge related to the acquisition of Nexcom will not be deductible for tax purposes. The income tax benefit of 10% for the six months ended March 31, 1997 is based on an annualized estimate of taxable income and differs from the statutory rate primarily due to a lower effective income tax rate in Taiwan and earnings from investments which are exempt from federal income taxes.


        LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $33.3 million, of which approximately $13.4 million was held by ISSI-Taiwan. Approximately $5.2 million of the cash held by the Company is restricted as of March 31, 1998 for purposes of securing available short-term lines of credit and letters of credit. During the first six months of fiscal 1998, operating activities utilized cash of approximately $4.0 million. Cash utilized by operations was primarily due to decreases in accrued liabilities partially offset by decreases in other assets and net loss adjusted for depreciation, in-process technology charge and other non-cash items.

        Inventory increased to $69.8 million at March 31, 1998 from $41.4 million at December 31, 1997 and $40.7 million at September 30, 1997. The increase in inventory from December 31, 1997 was predominately due to increases in the Company's newer SRAM products in anticipation of future demand and purchasing opportunities due to excess wafer capacity.

        Accounts payable increased to $54.8 million at March 31, 1998 from $35.3 million at December 31, 1997 and $23.1 million at September 30, 1997. The increase in accounts payable is principally related to increases in inventory.

        The Company made capital expenditures of approximately $8.9 million in the first six months of fiscal 1998, of which approximately $4.3 million was for the construction of the Company's new Taiwan facility and $4.6 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $10 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $12.0 million during the next twelve months for the construction of its Taiwanese facility. A portion of this construction cost is expected to be financed through loans. Occupancy of the building is expected in June 1998.

        In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of March 31, 1998 all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $26.4 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $26.4 million obligation. As a result, the $26.4 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company has established a letter of credit for $4.8 million covering a portion of this amount. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs are expected in the second half of calendar 1998 and full capacity is expected in the year 2000. Additionally, in fiscal 1995, the Company entered into a joint venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $25 million (subject to fluctuations in the New Taiwanese Dollar) for a 5% equity interest in the venture of which UMC retains 55% ownership. As of March 31, 1998, all of the committed amount had been paid by the Company to UICC. The final payment of approximately $4.7 million was made to UICC in December 1997. The UICC facility was severely damaged by fire in October 1997 resulting in a delay in wafer production of approximately 12 months. UICC has informed the Company that the damages incurred are covered by insurance.

        The Company was provided $12.7 million from financing activities during the first six months of fiscal 1998, of which $11.2 million was for net borrowings under short-term and long-term lines of credit and $1.5 million was for proceeds from the issuance of common stock under stock option and stock purchase plans. The Company has $23.4 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of March 31, 1998, the Company had outstanding borrowings of approximately $14.6 million under these short-term lines of credit.

        The Company has a number of long-term lines of credit with various financial institutions in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of March 31, 1998 were $15.4 million, of which $1.6 million is included in the current portion of long-term obligations. These obligations bear interest at rates from 6.85% to 8.85% and are payable in quarterly installments through 2004. As of March 31, 1998, the Company had available long-term lines of credit of approximately $9.5 million of which approximately $4.8 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

        On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision of whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination may be challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.

        The Company intends to increase its cash position and is currently analyzing several financing alternatives including bank borrowings, the disposition of certain assets, equity financing, and debt financing. The Company believes that its existing funds together with current and anticipated available financing will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR SRAM PRODUCTS

        In the first six months of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. In fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment and shortages in the supply of wafers or assembly capacity. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September, 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. Although the Company has since experienced quarterly sequential revenue growth, there can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. In the first six months of fiscal 1998, approximately 45% of the Company's net sales were attributable to customers located in the United States, 21% was attributable to customers located in Europe and 34% was attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In the first six months of fiscal 1998 and in fiscal 1997, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 55% and 55% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, since late 1997 several Asian countries including Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

DECLINES IN AVERAGE SELLING PRICES

        Competitive pricing pressures resulted in significant price decreases for the Company's products during 1996, 1997 and 1998. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place in an effort to reduce its cost per unit for certain products. This program involves efforts to reduce internal costs and supplier costs. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

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


PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

        In the first six months of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. A majority of the Company's products are incorporated into products such as modems, networking equipment, disk drives and PC cache. In recent periods, the PC industry has experienced strong unit sales growth, which has increased demand for integrated circuits, including memory products offered by the Company. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the peripherals industry or in PCs.

CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. In the first six months of fiscal 1998 and in fiscal 1997, one customer accounted for approximately 25% and 19% of net sales, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

        The Company has combined its fabless manufacturing strategy with technology partnerships and equity investments. This hybrid approach, which the Company calls "Fab-Lite(TM)", has provided advanced process technology and a committed wafer supply. To date, the Company's principal manufacturing relationship has been with TSMC, and in the first six months of fiscal 1998 and in fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experience manufacturing failures or yield shortfalls, chose to prioritize capacity for other use or reduce or eliminate deliveries to the Company there can be no assurance that the Company could enforce fulfillment of the delivery commitments. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision of whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination may be challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Friday January 30, 1998 at 2:00 p.m., local time, in San Jose, California.

        (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:

                                                                 Votes
                                           Votes                Against
         Name of Nominee                  in Favor            or Withheld
         ---------------                  --------            -----------
         Jimmy S.M. Lee                 15,660,864                159,923
         Kong-Yeu Han                   15,666,914                153,873
         Pauline Lo Alker               15,664,624                156,163
         Diosdado P. Banatao            15,137,458                683,329
         Lip-Bu Tan                     15,140,198                680,589
         Hide L. Tanigami               15,663,214                157,573
         Chun Win Wong                  15,667,614                153,173

        (b) An amendment to the Company's 1989 Stock Plan to increase by 500,000 to an aggregate of 4,987,500 the number of shares reserved for grant thereunder was approved with 5,548,173 votes in favor, 1,985,853 votes against, and 10,431,805 representing abstentions and broker non-votes.

        (c) An amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 1,050,000 to an aggregate of 1,450,000 the number of shares reserved for grant thereunder was approved with 6,264,561 votes in favor, 994,209 votes against, and 10,707061 representing abstentions and broker non-votes.

        (d) The ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 1998 was approved with 15,713,170 votes in favor, 53,232 votes against, and 2,199,429 representing abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as a part of this report.

              Exhibit 27 Financial Data Schedule.

        (b) The registrant did not file any reports on Form 8-K during the quarter ended March 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Integrated Silicon Solution, Inc.
                                       (Registrant)


Dated:  May 15, 1998                    /s/ Gary L. Fischer
                                       ---------------------------------------
                                       Gary L. Fischer
                                       Executive Vice President,
                                       Office of the President, and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                Description
------                -----------
27             Financial Data Schedule