Form 10-Q
period 1998-06-30
INTEGRATED SILICON SOLUTION INC
filed 1998-08-13
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                        000-23084
                               -------------------------------------------------

                        INTEGRATED SILICON SOLUTION, INC.



                  Delaware                                     77-0199971
         -------------------------------                  --------------------
         (State or other jurisdiction of                    (I.R.S Employer
         incorporation or organization)                   Identification No.)

          2231 Lawson Lane, Santa Clara, California              95054
         ------------------------------------------            ----------
         (Address of principal executive offices)               zip code

         Registrant's telephone number, including area code  (408) 588-0800
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         The number of outstanding shares of the registrant's Common Stock as of July 31, 1998 was 19,408,372

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                       Three Months Ended                       Nine Months Ended
                                                            June 30,                                June 30,
                                               ---------------------------------       ---------------------------------
                                                   1998                1997                 1998               1997
                                               -------------       -------------       -------------       -------------
Net sales                                      $      25,032       $      26,509       $     105,098       $      75,913
Cost of sales                                         30,566              18,265              89,003              53,461
                                               -------------       -------------       -------------       -------------
Gross profit (loss)                                   (5,534)              8,244              16,095              22,452
                                               -------------       -------------       -------------       -------------

Operating Expenses:
  Research and development                             7,885               7,088              23,656              18,740
  Selling, general and administrative                  4,616               5,309              13,843              12,731
  In-process technology charge                            --                  --               7,078                  --
                                               -------------       -------------       -------------       -------------
    Total operating expenses                          12,501              12,397              44,577              31,471
                                               -------------       -------------       -------------       -------------

Operating loss                                       (18,035)             (4,153)            (28,482)             (9,019)
Gain on sale of investment                            17,180                  --              17,180                  --
Other income (loss), net                              (1,991)                234                (914)              1,590
                                               -------------       -------------       -------------       -------------
Loss before income taxes and
  minority interest                                   (2,846)             (3,919)            (12,216)             (7,429)
Provision (benefit) for income taxes                   2,150                  --               2,505                (342)
                                               -------------       -------------       -------------       -------------

Net loss before minority interest                     (4,996)             (3,919)            (14,721)             (7,087)
Minority interest in net loss of
  consolidated subsidiary                                 --                  --                  --                 (18)
                                               -------------       -------------       -------------       -------------

Net loss                                       $      (4,996)      $      (3,919)      $     (14,721)      $      (7,069)
                                               =============       =============       =============       =============

Basic and diluted loss per share               $       (0.26)      $       (0.22)      $       (0.78)      $       (0.40)
                                               =============       =============       =============       =============
Shares used in basic and diluted
   per share calculation                              19,204              17,790              18,800              17,702
                                               =============       =============       =============       =============


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 June 30,       September 30,
                                                                   1998             1997
                                                              --------------   --------------
                                                                (unaudited)         (1)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  43,791       $  22,334
  Restricted cash                                                      43           5,202
  Short-term investments                                            5,100          25,600
  Accounts receivable                                              25,901          18,478
  Inventories                                                      67,242          40,730
  Other current assets                                              6,931           7,472
                                                                ---------       ---------

Total current assets                                              149,008         119,816
Property, equipment, and leasehold improvements, net               24,318          27,693
Construction in progress                                           13,848           6,343
Other assets                                                       54,868          41,744
                                                                ---------       ---------
Total assets                                                    $ 242,042       $ 195,596
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                 $  20,330       $   6,152
  Accounts payable                                                 52,067          23,138
  Accrued compensation and benefits                                 3,637           3,424
  Accrued expenses                                                  3,168           8,725
  Income tax payable                                                2,868             582
  Current portion of long-term obligations                          1,120           2,251
                                                                ---------       ---------

Total  current liabilities                                         83,190          44,272
Income tax payable - non-current                                    4,996           5,059
Long-term obligations                                              14,051          11,698
Minority interest in consolidated subsidiary                       20,462              --

Stockholders' equity:
  Preferred stock                                                      --              --
  Common stock                                                          2               2
  Additional paid-in capital                                      115,463         106,769
  Retained earnings                                                17,545          32,266
  Cumulative translation adjustment                               (13,501)         (4,248)
  Unearned compensation                                              (166)           (222)
                                                                ---------       ---------

Total stockholders' equity                                        119,343         134,567
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $ 242,042       $ 195,596
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                    1998            1997
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ (14,721)      $  (7,069)
  In-process technology charge                                                       7,078              --
  Other charges to net loss not affecting cash                                       7,699           8,475
  Net effect of changes in current and other assets and current liabilities        (10,299)          1,853
                                                                                 ---------       ---------
     Cash provided by (used in) operating activities                               (10,243)          3,259

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (14,156)        (10,702)
  Purchases of available-for-sale securities                                       (28,550)       (151,300)
  Sales of available-for-sale securities                                            49,050         180,400
  Minority interest in consolidated subsidiary                                      20,462              --
  Investment in Wafertech, LLC                                                     (12,480)         (9,360)
  Investment in United Integrated Circuits Corp                                     (4,730)        (12,983)
  Acquisition of Nexcom                                                               (869)             --
                                                                                 ---------       ---------
     Cash provided by (used in) investing activities                                 8,727          (3,945)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                          55,146          13,397
  Proceeds from issuance of common stock                                             2,373             946
  Principal payments on notes payable and long-term obligations                    (37,647)        (10,538)
  Decrease (increase) in restricted cash                                             5,090           1,824
                                                                                 ---------       ---------
     Cash provided by financing activities                                          24,962           5,629
                                                                                 ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                        (1,989)            (49)
                                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents                                21,457           4,894
Cash and cash equivalents at beginning of period                                    22,334          12,237
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $  43,791       $  17,131
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

         Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


2.       CUSTOMER CONCENTRATION

         Sales to one customer accounted for approximately 19% and 10% of total net sales for the quarter ended June 30, 1998 and June 30, 1997, respectively, and approximately 21% and 19% of total net sales for the nine months ended June 30, 1998 and June 30, 1997, respectively.


3.       CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:


                                                                     (In thousands)

                                                              June 30          September 30
                                                              -------          ------------
                                                                1998               1997
Cash .............................................            $39,687            $21,953
Money market instruments .........................                354                480
Certificates of deposit ..........................              3,793              5,103
Auction preferred stock ..........................              2,000             13,200
Municipal bonds due in more than 3 years .........              3,100             12,400
                                                              -------            -------
                                                              $48,934            $53,136
                                                              =======            =======


4.       INVENTORIES


         The following is a summary of inventories
         by major category:                                           (In thousands)

                                                              June 30          September 30
                                                              -------          ------------
                                                                1998               1997
Raw materials ....................................            $16,232            $10,444
Work-in-process ..................................             13,362             10,199
Finished goods ...................................             37,648             20,087
                                                              -------            -------
                                                              $67,242            $40,730
                                                              =======            =======


                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       INCOME TAXES

         The income tax provision for the nine month period ended June 30, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday, withholding taxes primarily associated with the sale of ISSI-Taiwan shares and U.S. alternative minimum taxes. The estimated annual effective tax rate for 1998 differs from the federal statutory rate primarily as a result of the utilization of federal and state net operating losses which will be realized on a current basis as a result of the taxable gain recognized on the sale of ISSI-Taiwan shares and the in-process technology charge related to the acquisition of Nexcom, which is not deductible for tax purposes. In addition, the Company has incurred Taiwan withholding taxes related to the stock sale for which a valuation allowance has been set up.


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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                   Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  1998           1997           1998           1997
                                                --------       --------       --------       --------
Net loss                                        $ (4,996)      $ (3,919)      $(14,721)      $ (7,069)
                                                ========       ========       ========       ========

Weighted average common shares outstanding        19,204         17,790         18,800         17,702
Denominator for basic loss per share              19,204         17,790         18,800         17,702
                                                --------       --------       --------       --------

Dilutive stock options                                --             --             --             --
                                                --------       --------       --------       --------

Denominator for diluted loss per share            19,204         17,790         18,800         17,702
                                                ========       ========       ========       ========

Basic loss per share                            $  (0.26)      $  (0.22)      $  (0.78)      $  (0.40)
                                                ========       ========       ========       ========
Diluted loss per share                          $  (0.26)      $  (0.22)      $  (0.78)      $  (0.40)
                                                ========       ========       ========       ========



         The above diluted calculation for the three months ended June 30, 1998 and 1997, does not include approximately 2,175,000 and 2,233,000 shares attributable to options as of June 30, 1998 and 1997, respectively, as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 1998 and 1997, does not include approximately 825,000 and 1,889,000 shares attributable to options as of June 30, 1998 and 1997, respectively, as their impact would be anti-dilutive.

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

8.       LITIGATION

         On July 31, 1998, the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patent rights. The Company is conferring with its patent attorneys in regards to its possible actions to this claim and may collaborate with other named companies regarding a response to this claim. There can be no assurance that the outcome of this matter will not have a material adverse impact on the Company's business or financial results.

          On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

         The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.

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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Given the complexity of the new Standard and that the impact hinges on market values at the date of adoption, it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

                        INTEGRATED SILICON SOLUTION, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


11.       PARTIAL SALE OF INTEGRATED SILICON SOLUTION (TAIWAN) INC.

         On June 29, 1998, the Company sold approximately 46% of Integrated Silicon Solution (Taiwan) Inc. ("ISSI-Taiwan") to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

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

BACKGROUND

         The Company designs, develops and markets high performance memory devices including static random access memory ("SRAM"), nonvolatile memory ("NVM") and specialty dynamic random access memory ("DRAM"). The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives, data communications, office automation, instrumentation and consumer products. The Company's SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. Nonvolatile memory products include Flash memories, EPROMs (erasable programmable read only memories) and EEPROMs (electrically erasable programmable read only memories). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

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

         On June 29, 1998, the Company sold approximately 46% of Integrated Silicon Solution (Taiwan) Inc. ("ISSI-Taiwan") to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter. The Company plans to continue to use ISSI-Taiwan to perform testing and manufacturing logistics services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales decreased by 6% to $25.0 million in the three months ended June 30, 1998 from $26.5 million in the three months ended June 30, 1997. The decrease in sales was principally due to a decline in unit shipments of the Company's 256K SRAM, 256K modules and 1024K EPROM products combined with a general decrease in the average selling prices of the Company's products. These decreases in revenue were partially offset by increased unit shipments of the Company's 64K x 16 and 64K x 64 SRAMs and its 256K x 16 DRAM. The Company experienced lower average selling prices for its products in the June 1998 quarter compared to the same quarter of the prior year and the March 1998 quarter, although the rate of decline has decreased for certain products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. In this regard, net sales in the June 1998 quarter decreased by 38% from March 1998 quarter net sales of $40.7 million principally due to a decrease in units shipments of the Company's SRAM and DRAM products. See "Quarterly Fluctuations in Operating Results". Sales to 3Com/U.S. Robotics accounted for approximately 19% and 10% of total net sales for the quarters ended June 30, 1998 and June 30, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

         Gross Profit (loss). Gross profit decreased to $(5.5) million in the three months ended June 30, 1998, from $8.2 million in the three months ended June 30, 1997. The June 1998 period included a $10.8 million inventory write-down for lower of cost or market issues on certain of the Company's products primarily SRAMs. As a percentage of net sales, gross profit decreased to (22.1)% in the three months ended June 30, 1998 from 31.1% in the three months ended June 30, 1997. Excluding the $10.8 million inventory write-down, gross profit was $5.3 million or 21.0% of net sales in the June 1998 quarter. Excluding the inventory write-down in the June 1998 quarter, the decrease in gross profit was primarily the result of a decline in unit shipments of the Company's 256K SRAM, 256K modules and 1024K EPROM products combined with a general decrease in the average selling prices of the Company's products. Although product unit costs were lower in the June 1998 quarter compared to the June 1997 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

         Research and Development. Research and development expenses increased by 11% to $7.9 million in the three months ended June 30, 1998, from $7.1 million in the three months ended June 30, 1997. As a percentage of net sales, research and development expenses increased to 31.5% in the three months ended June 30, 1998, from 26.7% in the three months ended June 30, 1997. The increases were primarily the result of an increase in engineering personnel and payroll related expenses, and increased expenses related to the development of new products. During the three months ended June 30, 1998, the Company's development efforts principally focused on specialty EDO DRAM, serial Flash products, wider bus width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, and other memory related devices. The Company anticipates that its research and development expenses will remain fairly constant in the near future, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased by 13% to $4.6 million in the three months ended June 30, 1998 from $5.3 million in the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 18.4% in the three months ended June 30, 1998, from 20.0% in the three months ended June 30, 1997. The decreases were primarily the result of decreases in bad debt reserves and legal expenses associated with antidumping proceedings partially offset by increased payroll related expenses from the addition of marketing and sales personnel. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

         Gain on sale of investment. On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

         Other income (loss), Net. Other income (loss), net decreased to $(2.0) million in the three months ended June 30, 1998 from $0.2 million in the three months ended June 30, 1997, primarily due to exchange losses and to a lesser extent decreased interest income resulting from lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. The income tax provision for the three month period ended June 30, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday, withholding taxes primarily associated with the sale of ISSI-Taiwan shares and U.S. alternative minimum taxes. The effective tax rate for the three months ended June 30, 1998 increased as compared to the same period for 1997, primarily due to withholding taxes related to the ISSI-Taiwan stock sale. Based on revised forecasts, the Company has decided to establish a valuation allowance for the foreign tax credits realized in the current year.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales increased by 38% to $105.1 million in the nine months ended June 30, 1998 from $75.9 million in the nine months ended June 30, 1997. The increase in sales was principally due to shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM. Additionally, shipments of the Company's more mature 128K x 8 SRAM product increased, more than offsetting its lower average selling price and shipments of the more mature 32K x32 SRAM increased while its average selling price increased. Shipments of certain of the Company's NVM products, principally its EPROMs and EEPROMs, declined significantly in the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. The Company anticipates that the average selling prices of its existing products will continue to decline although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Declines in Average Selling Prices". Sales to 3Com/U.S. Robotics accounted for approximately 21% and 19% of total net sales for the nine months ended June 30, 1998 and June 30, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

         Gross Profit. Gross profit decreased 28% to $16.1 million in the nine months ended June 30, 1998 from $22.5 million in the nine months ended June 30, 1997. As a percentage of net sales, gross profit decreased to 15.3% in the nine months ended June 30, 1998 from 29.6% in the nine months ended June 30, 1997. In the June 1998 quarter, the Company recorded a $10.8 million inventory write-down for lower of cost or market issues on certain of the Company's products primarily SRAMs. In the December 1997 quarter, the Company recorded a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. Excluding the inventory write-downs of $13.4 million for the nine months ended June 30, 1998, the increase in gross profit dollars was primarily the result of shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM and increased unit shipments of the Company's more mature 128K x 8 and 32K x 32 SRAM products. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

         Research and Development. Research and development expenses increased by 26% to $23.7 million in the nine months ended June 30, 1998 from $18.7 million in the nine months ended June 30, 1997. As a percentage of net sales, research and development expenses decreased to 22.5% in the nine months ended June 30, 1998 from 24.7% in the nine months ended June 30, 1997. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During the nine months ended June 30, 1998, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, specialty EDO DRAMs, specialty DSP support SRAMs, serial Flash and other memory related devices. The Company anticipates that its research and development expenses will remain fairly constant in the near future, although such expenses may fluctuate as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased by 9% to $13.8 million in the nine months ended June 30, 1998 from $12.7 million in the nine months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 13.2% in the nine months ended June 30, 1998, from 16.8% in the nine months ended June 30, 1997. The increase in absolute dollars was primarily the result of increased payroll related expenses from the addition of marketing and sales personnel and increased selling commissions associated with higher revenues partially offset by decreases in bad debt reserves and legal expenses associated with antidumping proceedings. The Company expects its selling, general and administrative expenses to increase in absolute dollars in future periods as it continues to expand its sales and marketing efforts, although such expenses may fluctuate as a percentage of net sales.

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

         Gain on sale of investment. On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

         Other income (loss), Net. Other income (loss), net decreased to $(0.9) million in the nine months ended June 30, 1998 from $1.6 million in the nine months ended June 30, 1998, primarily due to exchange losses as well as decreased interest earnings as a result of lower cash and short-term investment balances.

         Provision (benefit) for Income Taxes. The income tax provision for the nine month period ended June 30, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday, withholding taxes primarily associated with the sale of ISSI-Taiwan shares and U.S. alternative minimum taxes. In addition, the in-process technology charge related to the acquisition of Nexcom will not be deductible for tax purposes. The effective tax rate for the nine months ended June 30, 1998 increased as compared to the same period for 1997, primarily due to withholding taxes related to the ISSI-Taiwan stock sale. Based on revised forecasts, the Company has decided to establish a valuation allowance for the foreign tax credits realized in the current year.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $48.9 million, of which approximately $25.9 million was held by ISSI-Taiwan. Approximately $0.1 million of the cash held by the Company is restricted as of June 30, 1998 for purposes of securing available short-term lines of credit and letters of credit. During the first nine months of fiscal 1998, operating activities utilized cash of approximately $10.2 million. Cash utilized by operations was primarily due to increases in inventory and accounts receivable and decreases in accrued liabilities partially offset by increases in accounts payable and net loss adjusted for depreciation, in-process technology charge and other non-cash items.

         Inventory increased to $67.2 million at June 30, 1998 from $40.7 million at September 30, 1997. The increase in inventory was predominately due to increases in the Company's newer SRAM products in anticipation of future demand and increases in the inventory of wafers which were purchased by the Company to take advantage of lower prices offered by its foundry partners because of excess wafer capacity at their facilities.

         Accounts payable increased to $52.1 million at June 30, 1998 from $23.1 million at September 30, 1997. The increase in accounts payable is principally related to increases in inventory.

         The Company made capital expenditures of approximately $14.2 million in the first nine months of fiscal 1998, of which approximately $8.6 million was for the construction of the Company's new Taiwan facility and $5.6 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $7.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $8.0 million during the next twelve months for the completion of construction of its Taiwanese facility. A portion of this construction cost is expected to be financed through loans. Although construction is still continuing, the Company took occupancy of the building in August 1998.

         On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

         In June 1996, the Company entered into a joint venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of March 31, 1998 all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $26.4 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $26.4 million obligation. As a result, the $26.4 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs are expected in the second half of calendar 1998 and full capacity is expected in the year 2000. Additionally, in fiscal 1995, the Company entered into a joint venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company agreed to invest approximately $25 million (subject to fluctuations in the

New Taiwanese Dollar) for a 5% equity interest in the venture of which UMC retains 55% ownership. As of June 30, 1998, all of the committed amount had been paid by the Company to UICC. The final payment of approximately $4.7 million was made to UICC in December 1997. The UICC facility was severely damaged by fire in October 1997 and production is not expected to ramp up until the fourth quarter of 1999.

         The Company was provided $25.0 million from financing activities during the first nine months of fiscal 1998, of which $17.5 million was for net borrowings under short-term and long-term lines of credit, $5.1 million resulted from the decrease in restricted cash and $2.4 million was for proceeds from the issuance of common stock under stock option and stock purchase plans. The Company has $24.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of June 30, 1998, the Company had outstanding borrowings of approximately $20.2 million under these short-term lines of credit.

         The Company has a number of long-term lines of credit with various financial institutions in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of June 30, 1998 were $15.0 million, of which $1.0 million is included in the current portion of long-term obligations. These obligations bear interest at rates from 6.85% to 8.85% and are payable in quarterly installments through 2004. As of June 30, 1998, the Company had available long-term lines of credit of approximately $8.8 million of which approximately $3.8 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

         On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

         The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination is being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.

         The Company believes that its existing funds together with current and anticipated available financing will satisfy the Company's anticipated working capital and other cash requirements through at least the next 12 months. The Company may evaluate actions to further increase its cash position such as bank borrowings, the disposition of certain assets, equity financing, and debt financing.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE
OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR
SRAM PRODUCTS

         In the first nine months of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. In the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in units shipments of the Company's SRAM products. In fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and nonvolatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

         The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment and shortages in the supply of wafers or assembly capacity. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in units shipments of the Company's SRAM products. In addition, the Company experienced quarterly sequential declines in revenue in the quarters ending March, June and September 1996 principally due to declines in the average selling prices of its products and the inability to offset these declines by sufficient increases in unit shipments. There can be no assurance that the Company will not experience future declines in quarterly revenue. Such revenue declines have had a material adverse impact on the Company's gross profit and net income. In the first nine months of fiscal 1998, approximately 46% of the Company's net sales were attributable to customers located in the United States, 19% was attributable to customers located in Europe and 35% was attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In the first nine months of fiscal 1998 and in fiscal 1997, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 54% and 55% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, since late 1997 several Asian countries, including Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

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

RISK OF INVENTORY WRITE-DOWNS

         Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in the Company's quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the June 1998 quarter, the Company recorded a $10.8 million inventory write-down for lower of cost or market issues on certain of the Company's products. In the December 1997 quarter, the Company recorded a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down for various SRAM and non-volatile memory products that the Company's forecast indicated would not be sold in the next six months. The Company did not expect to sell the excess inventory at the time because the volume and price declines from the December 1995 quarter to the June 1996 quarter resulted in a decrease in revenues of 38%. During this period, market conditions were extremely uncertain. Furthermore, during the fourth fiscal quarter of 1996 ended September 30, 1996, the Company experienced a continued decline in revenue of 16% from the June 1996 quarter. While the Company continued to focus on the selling of this product, sales reached the bottom of its decline in the September 1996 quarter and stayed relatively flat in the December 1996 quarter. Subsequently, as market conditions improved in the latter part of the December 1996 quarter, the Company was able to sell certain of these products. As a result, of improving market conditions during fiscal 1997, the Company was able to sell $13.9 million of the written-off product. However, the Company considers such sales unusual and there can be no assurance that in the future written-off inventory can be sold. Historically, the Company has consistently applied this practice in valuing inventory and, until the events that transpired in the first through third quarters of fiscal 1996, had never recorded material write-downs or recoveries. The Company believes that based on the factors noted above, its six month write-off policy is still appropriate as a method to identify and estimate inventory exposure. There can be no assurance that in the future additional inventory write-downs will not occur.

PRODUCT CONCENTRATION AND DEPENDENCE ON PERSONAL COMPUTER INDUSTRY

         In the first nine months of fiscal 1998 and in fiscal 1997, a substantial majority of the Company's net sales were derived from the sale of SRAM products. A majority of the Company's products are incorporated into products such as modems, networking equipment, disk drives and PC cache. The PC and PC peripherals industry has from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the peripherals industry or in PCs.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base. In the first nine months of fiscal 1998 and in fiscal 1997, one customer accounted for approximately 21% and 19% of net sales, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

         The Company has combined its fabless manufacturing strategy with technology partnerships and equity investments. This hybrid approach, which the Company calls "Fab-Lite(TM)", has provided advanced process technology and a committed wafer supply. To date, the Company's principal manufacturing relationship has been with TSMC, and in the first nine months of fiscal 1998 and in fiscal 1997, the Company obtained a substantial majority of its wafers from TSMC. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or reduce or eliminate deliveries to the Company there can be no assurance that the Company could enforce fulfillment of the delivery commitments. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

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

INTERNATIONAL OPERATIONS

         The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws, and possibly, political unstability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. The Company's Taiwan subsidiary employs over one-half of the Company's total work force. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. The Company's business and results of operations have been negatively impacted by exchange rate fluctuations in the past and there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

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

CLAIMS REGARDING INTELLECTUAL PROPERTY

         In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and may from time to time continue to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. In this regard, on July 31, 1998, the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patent rights. The Company is conferring with its patent attorneys in regards to its possible actions to this claim and may collaborate with other named companies regarding a response to this claim. There can be no assurance that the outcome of this matter will not have a material adverse impact on the Company's business or financial results. There can be no assurance that other companies will not in the future pursue claims against the Company with respect to any alleged infringement. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could result in protracted, costly litigation and cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely effect the Company's business and operating results.

RISK OF INCREASED TAXES

         The Company's tax rate could fluctuate for a number of reasons. For example, if the proportions of taxable income shifted such that a greater proportion of taxable income is earned by U.S. operations, the Company's effective tax rate may increase. It is possible that the Taiwan tax exemption applicable to the earnings of ISSI-Taiwan could be modified by changes in law or otherwise reduced. In addition, the Company's taxes would increase if all or a portion of the earnings of ISSI-Taiwan were to become subject to U.S. tax as the result of actual dividends or through U.S. rules for taxing controlled foreign corporations. Further, if profits of ISSI-Taiwan are distributed to the Company as dividends they become subject to Taiwan withholding tax as well as U.S. tax (with an offset for underlying Taiwan taxes paid) and the tax rate would increase.

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

YEAR 2000 ISSUES

         As the millennium approaches, the Company is preparing all of its computer operations to be year 2000 compliant. The Company has conducted an internal review of its systems to ensure that they do not malfunction as a result of the year 2000. Based on the results of this review, the expenses to be incurred by the Company to be year 2000 compliant are not expected to be material. The Company is evaluating whether the systems used by each of its customers and suppliers are year 2000 compliant and there can be no assurance that the year 2000 issues experienced by such entities will not in turn have an adverse impact on the Company.

VOLATILITY OF STOCK PRICE

         The trading price of the Company's Common Stock has in the past and is expected in the future to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, future announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, trade laws and import duties, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 31, 1998, the Lemelson Foundation Partnership filed a lawsuit in the United States District Court in Phoenix, Arizona against the Company and twenty-five (25) other United States semiconductor companies for infringement of certain of its patent rights. The Company is conferring with its patent attorneys in regards to its possible actions to this claim and may collaborate with other named companies regarding a response to this claim. There can be no assurance that the outcome of this matter will not have a material adverse impact on the Company's business or financial results.

         On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

         The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the affirmative antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case, although the prospects of these legal appeals, if undertaken, are not known. Duties, if any, calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as a part of this report.

              Exhibit 27 Financial Data Schedule.

         (b)  Reports on Form 8-K

              On April 10, 1998, the Company filed a Form 8-K solely for the purpose of disclosing the effect of adoption of FAS 128, "Earnings per Share", on its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the related statement of earnings per share thereon, so that such information may be incorporated by reference into future filings.

              On July 14, 1998, the Company filed a Form 8-K for the purpose of disclosing the sale of approximately 42 to 47 percent of ISSI-Taiwan to a group of private investors. On July 31, 1998, the Company amended the filing to include pro forma financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Integrated Silicon Solution, Inc
                                         --------------------------------
                                         (Registrant)


Dated:  August 14, 1998              /s/ Gary L. Fischer
                                         --------------------------------
                                         Gary L. Fischer
                                         Executive Vice President,
                                         Office of the President, and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------

27.1                    Financial Data Schedule