Form 10-K405
period 1998-09-30
INTEGRATED SILICON SOLUTION INC
filed 1998-12-16
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____September 30, 1998_____

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

For the transition period from ______________________ to ______________________

Commission file number 0-23084

                        INTEGRATED SILICON SOLUTION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             77-0199971
 -------------------------------                             -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 2231 Lawson Lane, Santa Clara, California                        95054.
 -----------------------------------------                       --------
 (Address of principal executive offices)                        zip code

 Registrant's telephone number, including area code (408) 588-0800

 Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                     Name of each exchange on which registered
 COMMON STOCK, PAR VALUE $0.0001 PER SHARE                  NASDAQ NATIONAL MARKET
 -----------------------------------------                  ----------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                         ------------------------------
                                (Title of Class)

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

       The number of outstanding shares of the registrant's Common Stock on December 1, 1998 was 19,417,827.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on January 29, 1999 are incorporated by reference in
Part III of this Form 10-K.

                               TABLE OF CONTENTS


PART I


Item 1.    Business................................................................................1

Item 2.    Properties..............................................................................9

Item 3.    Legal Proceedings.......................................................................9

Item 4.    Submission of Matters to a Vote of Security Holders.....................................9


PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...............10

Item 6.    Selected Consolidated Financial Data....................................................11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................................11

Item 8.    Financial Statements and Supplementary Data.............................................22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..............................................................................44


PART III


Item 10.   Directors and Executive Officers of the Registrant......................................44

Item 11.   Executive Compensation..................................................................44

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................44

Item 13.   Certain Relationships and Related Transactions..........................................44


PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................44


SIGNATURES.........................................................................................47

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Integrated Silicon Solution, Inc. ("ISSI" or the "Company") designs, develops and markets high performance memory devices including static random access memory ("SRAM"), specialty dynamic random access memory ("DRAM"), and nonvolatile memory ("NVM"). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company's memory devices are used in networking applications, telecommunications, personal computers ("PC"), disk drives and other peripherals, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. DRAM products focus on high speed, low density devices with densities of 2, 4, and 16 megabits. Nonvolatile memory products include Flash memories, EEPROMs (electrically erasable programmable read only memories), and EPROMs (erasable programmable read only memories). The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

       The primary function of high performance SRAMs is to improve the overall performance of an electronic system by compensating for the disparity in the speeds of other integrated circuits within the system architecture. As a result, speed is a key performance characteristic for SRAMs. In many mobile or portable applications the need for low power is also a key performance characteristic. Customers also regard cost as a critical factor. For these reasons, in order to continually improve product performance and reduce costs, the Company must have access to state-of-the-art process technology for wafer manufacturing and be able to implement design improvements, such as reduced geometries, on a consistent basis.

       The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. The Company believes that these relationships assist in securing access to leading edge process technology and a committed source for wafer processing. The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in a business venture with TSMC and an equity investment in a business venture with UMC.

       ISSI was founded in 1988. The Company has its headquarters in Santa Clara, California. This facility focuses on research and development, product definition, quality assurance and marketing and sales. The Company has majority ownership of a subsidiary in Taiwan ("ISSI-Taiwan"). ISSI-Taiwan focuses on manufacturing coordination, quality assurance, product test and regional sales in the Asian market. See "Recent Developments".

The Company also has a subsidiary in Hong Kong that primarily focuses on research and development and a subsidiary in China which focuses mainly on marketing.

RECENT DEVELOPMENTS

           In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The Company intends to continue to use ISSI-Taiwan for the majority of its manufacturing coordination, testing of wafers, and testing of its memory devices. However, the Company believes that, in the next decade, more cost efficient testing services may become available in countries such as China or Vietnam, and could be used by the Company. The Company expects to sell up to an additional 18% of its interest in ISSI-Taiwan in fiscal 1999 and, as a result, the Company's ownership interest in ISSI-Taiwan will be less than 50%. At such time, the Company's financial statements will not consolidate the results of ISSI-Taiwan but will account for ISSI-Taiwan on the equity basis and will include its percentage share of ISSI-Taiwan's financial results. At such time as the Company's consolidated results no longer include ISSI-Taiwan, there will be a significant decline in the Company's consolidated revenue, a decline in operating expenses, and there may be an increase in the Company's effective tax rate. See Note 13 of Notes to Consolidated Financial Statements.


       In October 1998, the Company transferred its Flash memory business to a newly formed company, NexFlash Technologies, Inc. ("NexFlash"). The Company presently owns approximately 32% of NexFlash, ISSI-Taiwan owns approximately 17%, and private investors and management own approximately 51% of NexFlash. The Company and NexFlash jointly own related Flash intellectual property. The Company intends that future development of Flash products and the sale of such products will be done through NexFlash. In fiscal 1999, the Company's financial results will not consolidate the results of NexFlash, as the Company's ownership of NexFlash is less than 50%. The Company will account for NexFlash on the equity basis and will include in its financial statements its percentage share of NexFlash's financial results. This change is expected to have a minimal effect on the Company's consolidated revenue and will result in a decrease in the Company's consolidated research and development expenses. See Note 19 of Notes to Consolidated Financial Statements.

PRODUCTS

       The Company designs and markets a family of high performance, low cost SRAMs, high speed, low density DRAMs, as well as NVM products, including serial EEPROMs, high speed EPROMS, and Voice EPROMs. Flash products are developed and marketed by a minority owned company, NexFlash. See "Recent Developments". To date the Company has derived substantially all of its revenues from the sale of SRAM products.

SRAMS

       The Company offers a family of CMOS SRAMs in various densities, speeds and packaging configurations. SRAM densities include 64K (8K x 8), 256K (32K x
8), 512K (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x 16, 32K x 32), 2 megabit (64K x 32), and 4 megabit (64K x 64 and 128K x 32). The Company produces both asynchronous SRAMs and synchronous SRAMs. The Company's 2 megabit 64K x 32 synchronous SRAM currently achieves clock speeds of 166MHz. Leading speeds for the Company's asynchronous SRAMs vary according to density. The 1 megabit 128K x 8 SRAM currently achieves 12 nanoseconds. The 256K SRAM achieves as low as an 8 nanosecond access time.

       The Company's asynchronous SRAMs are used in applications such as LANs, telecommunications, bridges, routers, modems, multimedia products, and industrial instrumentation. Additional SRAM products are under development and are expected to include performance-leading features in speed, configuration, power levels, density and packaging. The Company's synchronous SRAMs are used primarily in networking applications. The Company is also developing embedded memory products, which will combine certain logic functions with SRAM.

DRAMS

       The Company's DRAM products focus on very high speed and low to medium density devices. The Company currently offers 2, 4, 8, and 16 megabit Fast Page Mode (FPM), Extended Memory Out (EDO), SDRAM and SGRAM. Applications for such devices currently include 3D graphics, disk drives, networking, modems, telecommunications base stations, and set top box applications. Such devices are not targeted at the main memory DRAM market.

NONVOLATILE MEMORY PRODUCTS

       The Company's NVM products include high performance serial EEPROMs and EPROMS. The Company's selection of serial EEPROM devices are used in applications that require nonvolatile storage of data or code and allow the information to be modified during system operation. Applications for serial EEPROMs include pagers, networking systems, modems, telephone sets, security systems, smart cards, video games and other consumer products. The Company's EPROM product offerings include 256K, 512K, 1 megabit, and 2 megabit devices. EPROM applications include modems, printers, digital phones, and instrumentation.


           Flash memory business, which was transferred to NexFlash, includes Serial Flash, Parallel Flash and Embedded Flash. The Serial Flash family includes Serial Flash Memory products ranging in density from 1M-bit to 16M-bit, and Serial Flash Module products (removable Flash cards) ranging in density from 128K-byte to 4M-byte. Ultra-low-power Serial Flash devices are designed for storing voice, images or data in applications such as voice recorders, digital cameras, hand-held terminals, internet appliances, and data loggers. The Parallel Flash line includes a 1M-bit Flash memory that is the first in a family of high performance, industry compatible devices used in modems, graphics cards, and industrial systems. Embedded Flash includes high density Flash memory blocks that, in conjunction with Foundry partners, are licensed for use in Embedded Flash applications such as microcontrollers, digital signal processors, and ASIC controllers.


       The Company has also developed a memory intensive 8051 microcontroller. Microcontrollers are used in a broad array of electronic equipment for the command and control logic of appliances, toys or cellular phones. The Company also produces a voice-recording chip that combines voice algorithm technology in a Flash based recording chip. Initial applications for this device are in consumer electronics such as voice recorded greeting cards. Revenue from both of these products has been immaterial.

DESIGN AND PROCESS TECHNOLOGY

       The Company has invested in advanced process technology that allows it to design at leading edge geometries such as 0.18 micron for SRAMs. Memory products are particularly well suited for the development of advanced process technology. The Company's technology development engineers work closely with the Company's design engineers and manufacturing partners, such as TSMC and Chartered Semiconductor, to develop new process technologies, refine existing process technologies and to reduce the circuit geometries of its products. During 1998, the Company and TSMC began development of 0.18 micron, 3.3-volt high speed SRAM process technology. In addition, the Company has developed a six transistor cell SRAM for low power applications. SRAMs that do not require low power typically use four transistor cell structures.

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

MANUFACTURING

       The Company combines its process technology expertise, foundry partnership strategy and equity investment arrangements with TSMC and UMC to form a hybrid of the fab and fabless business models which it calls Fab-Lite(TM). The Company does not own or operate its own wafer foundry but because memory products are particularly well suited for the development of advanced process technology, the Company actively participates in developing and refining the process technology used to manufacture many of its products. The Company believes that this strategy enables it to achieve the early introduction of advanced geometries for its high performance memory products, which results in increased performance and lower manufacturing costs. To date, the Company's principal manufacturing relationship has been with TSMC. The Company also has a collaborative technology development relationship with Chartered Semiconductor in Singapore.

       In 1995, the Company entered into a business venture, United Integrated Circuits Corp ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company currently has an investment in UICC of approximately $16.5 million and no additional investment payments are due. The UICC facility was severely damaged by fire in October 1997. It is the Company's understanding that the damage was covered by insurance. UICC has undertaken a clean up of the facility, but reconstruction has not commenced as an alternative site is being evaluated. A decision as to whether to build on the existing site or the alternative site has not yet been made. The Company believes that its investment of $16.5 million is recoverable.

       In 1996, the Company entered into a business venture agreement with Altera Inc., Analog Devices Inc. and TSMC wherein TSMC, as the general partner, would construct a wafer fabrication facility in the state of Washington. The fabrication facility is intended to be a very advanced process technology facility capable of 0.35, 0.30, 0.25 and 0.18 micron process technology. The joint venture, named WaferTech LLC, began production in 1998 and is expected to increase production levels in 1999 and 2000. The Company currently has an investment in the business venture of $31.2 million and no additional investment payments are due. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction is expected to close in January 1999. Upon completion of the transaction, the Company will have a 2.67% interest in WaferTech.

       The manufacturing of the Company's products is coordinated primarily by ISSI-Taiwan, which is located in close proximity to TSMC and UMC in the Hsinchu Science-Based Industrial Park, a government-sponsored technology development zone. After receiving wafers from its independent wafer foundry partners, ISSI-Taiwan performs wafer probe testing, laser repair, and final testing. The Company's U.S. headquarters develops and debugs test programs and tests procedures used in Taiwan. Both the Taiwan and U.S. facilities have clean rooms that are equipped for the wafer probe segment of the testing process. Packaging and assembly operations are performed by subcontractors, principally in Taiwan. A comprehensive quality control program is in place in both facilities. The Company has adopted ISO 9000 as its quality management standard. The Company's U.S. facility has received certification under ISO 9001 standards. ISSI-Taiwan has received certification under ISO 9002 standards.

       Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. In addition, UMC subsidiaries manufacture integrated circuits, including SRAMs, for their own account. Although the Company has written commitments specifying wafer capacities, if a wafer supplier chose to prioritize capacity for other use or reduce or eliminate deliveries to the Company, there can be no assurance that the Company could enforce fulfillment of the delivery commitments. The equity investment arrangements and related purchase agreements by the Company with TSMC and UMC will provide the Company with guaranteed capacity, and thus are expected to mitigate this delivery risk in the future. However, since the construction of a wafer fabrication facility is a lengthy and complex endeavor, there can be no assurance that the TSMC business venture fabrication facility or the UMC business venture fabrication facility will be capable of meeting their commitments. In this regard, the UMC business venture facility was severely damaged by fire in October 1997 resulting in a delay in wafer production.

       There can be no assurance that the foundries used by the Company will not encounter construction or production difficulties or that they will allocate sufficient wafer capacity to satisfy the Company's wafer requirements, especially in times of wafer capacity shortages. Moreover, there can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would be able to produce an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

       Although the Company's policy is to work closely with its manufacturing sources there are certain risks associated with the use of independent foundries, including the absence of a controlled source of supply, or delays in obtaining adequate wafer supplies. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Production yields and device reliability can be affected by a large number of factors. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated manufacturing yields and device reliability problems, particularly in connection with the introduction of new products and changes in such foundry's processing steps. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields or device reliability problems in the future, which could materially and adversely affect the Company's business and operating results.

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

CUSTOMERS AND MARKETING

       The Company's customers include a broad range of electronic system manufacturers such as Cisco Systems, Compaq Computer, 3Com, IBM, Motorola, and Seagate. The Company's SRAM products are used primarily in high-speed modems, local area networks, bridges and routers, PC cache, disk drives, cellular phones, base stations, and adapter cards. The Company's NVM products have a wide range of memory applications including high-speed modems, local area networks, adapter cards, cellular telephones and electronic games. In fiscal 1998, 1997, and 1996, one customer, 3Com/U.S. Robotics, accounted for approximately 19%, 19%, and 22% of the Company's net sales, respectively.

       In the United States, the Company markets its products through a direct sales force and independent sales representatives. In addition, the Company has four distributors in North America. The Company is continuing to expand its marketing and sales activity in Europe. The Company has sales offices in the United States, Europe, Japan, Hong Kong, Taiwan and the Peoples Republic of China.

       ISSI-Taiwan has a direct sales and marketing organization based in Taipei, Taiwan that is primarily responsible for the Asian market. To date, a majority of the Company's Asian sales have been to Taiwan customers. The Company markets and distributes its products on a worldwide basis. In fiscal 1998, approximately 43% of the Company's net sales were attributable to customers located in the United States, 18% were attributable to customers located in Europe and 39% were attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% were attributable to customers located in Europe, and 42% were attributable to customers located in Asia. In fiscal 1996, approximately 53% of the Company's net sales were attributable to customers located in the United States, 10% were attributable to customers located in Europe, and 37% were attributable to customers located in Asia. In fiscal 1998, 1997, and 1996, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 57%, 55%, and 47% of the Company's net sales, respectively. See Note 13 of Notes to Consolidated Financial Statements.

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

       The Company manufactures and markets primarily standard products and sales are generally made pursuant to standard purchase orders, which can be revised to reflect changes in the customer's requirements. Generally, purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

COMPETITION

       The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate the Company's products into their systems, access to advance process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results. In addition, the Company is vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products.

       The high performance SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the high performance SRAM market, the Company competes with several major domestic and international semiconductor companies including Cypress Semiconductor, Integrated Device Technology ("IDT"), Mitsubishi, Motorola, Samsung, Sony, Toshiba, UMC and Winbond. The Company also competes with new and emerging companies, such as Galvantech and Giga Semiconductor, which have recently entered or may in the future enter the market. The Company also may face significant competition from other domestic and foreign integrated circuit manufacturers, which have advanced technological capabilities but have not previously participated in the SRAM market sector. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

       In the high speed DRAM area, the Company competes primarily with Silicon Magic, E-toon, and G-Link. Other main memory DRAM companies could potentially enter the high-speed market in the future. In the low to medium density DRAM area, where speed is not the critical factor, the Company competes with Mosel-Vitelic, Vanguard and Oki. There can be no assurance that the Company will be able to compete successfully against any of these competitors. In the nonvolatile memory market, the Company's primary competitors include Advanced Micro Devices ("AMD"), Atmel, Intel and SGS-Thomson Microelectronics. The Company also competes with many small to medium-sized companies in one or more segments of the market.

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

       The Company is currently designing new SRAM, DRAM, Embedded Memory and NVM products. SRAM products under development include low power SRAMs and additional memory configurations. DRAM products under development include synchronous graphics DRAMs. Nonvolatile memory products include the development of additional EEPROM devices and, through NexFlash, Serial Flash products. The Company's research and development expenditures in fiscal 1998, 1997 and 1996 were $36.9 million, $31.9 million, and $21.4 million, respectively.

PATENTS

       As of September 30, 1998, the Company held 27 U.S. patents, of which 13 were acquired with the acquisition of Nexcom Technology, Inc. ("Nexcom"). These patents expire between 2010 and 2018. The Company has approximately 41 additional patent applications pending and expects to continue to file patent applications where appropriate to protect its proprietary technologies. Although patents are an important element of the Company's intellectual property, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

       In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there can be no assurance that other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or litigation to assert and protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

ACQUISITION OF NEXCOM TECHNOLOGY, INC.

       In December 1997, the Company completed its acquisition of Nexcom in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). Nexcom was formed in 1990 and has been engaged primarily in the research and development of non-volatile flash memory technology. As a result of the merger, the Company acquired 13 patents which were held by Nexcom. This Flash memory business has been transferred to NexFlash. See "Recent Developments".

EMPLOYEES

       As of September 30, 1998, the Company had approximately 150 employees in the U.S. (of which 30 were transferred to NexFlash), 8 in the People's Republic of China and 14 in Hong Kong. ISSI-Taiwan had approximately 270 employees at September 30, 1998. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that the Company will successfully staff all necessary positions. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

       The executive officers of the Company and their ages as of September 30, 1998 are as follows:

      Name           Age                              Position
Jimmy S.M. Lee       43       Chairman, Chief Executive Officer, President, and Director
Kong-Yeu Han         43       Executive Vice President, Office of the President, General Manager-Taiwan
                              and Director
Gary L. Fischer      47       Executive Vice President, Office of the President and Chief Financial Officer

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

ITEM 2.    PROPERTIES

       The Company's U.S. headquarters occupy a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which its executive offices, marketing, technology, product development groups and some R&D testing facilities are located. The Company's minority owned business, NexFlash, is located within this facility. The lease on this building expires in February 2007. The Company subleases approximately 24,000 square feet to a third party. The sublease expires in March 2000. ISSI-Taiwan occupies approximately 145,000 square feet of a newly constructed 500,000 square feet facility in the Hsin-Chu Science-Based Industrial Park, which is owned by ISSI-Taiwan. Approximately 155,000 square feet is leased to other tenants.

ITEM 3.    LEGAL PROCEEDINGS

           On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999 and the results of the review will be issued in the year 2000.

           The Company has retained legal counsel to defend and assist in its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case. Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

           On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If the petition is upheld, the Company could face DRAM duties, unless it is able to secure DRAM from outside of Taiwan. Currently, DRAM accounts for less than 10% of the Company's revenue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

       The Company's common stock has been quoted on the Nasdaq National Market under the symbol ISSI since the Company's initial public offering in February 1995. Prior to such date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                     Fiscal Year ending September 30, 1998                         High              Low
                                                                               -------------     ------------
Fourth quarter                                                                   $  7.125         $  2.75
Third quarter                                                                      10.75             6.656
Second quarter                                                                     12.25             7.313
First quarter                                                                      14.50             7.00

                     Fiscal Year ending September 30, 1997                         High               Low
                                                                               -------------     ------------
Fourth quarter                                                                   $ 16.375         $  7.563
Third quarter                                                                       9.875            6.50
Second quarter                                                                     10.625            8.031
First quarter                                                                      12.375            8.00

HOLDERS OF RECORD

       As of December 1, 1998, there were approximately 13,900 beneficial holders of the Company's common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       Fiscal Year Ended September 30,
                                                   1998             1997              1996            1995            1994
                                                 ---------        ---------        ---------        ---------       ---------
                                                                    (in thousands, except per share data)
Net sales                                        $ 131,132        $ 108,261        $ 132,039        $ 123,201       $  60,836
Gross margin                                         4,338           32,156           31,855           62,252          20,553
Operating income (loss)                            (53,053)         (10,776)          (4,683)          34,476           4,994
Net income (loss)                                  (43,933)          (7,686)           1,015           29,653           4,612
Basic income (loss) per share(1)                     (2.32)           (0.43)            0.06             1.98            0.37
Diluted income (loss) per share(1)                   (2.32)           (0.43)            0.06             1.80            0.34

Working capital                                     32,549           75,544          107,929          120,839          16,648
Total assets                                       202,168          195,596          178,039          204,441          33,243
Total long-term obligations, notes payable,
  and current portion of long-term obligations      33,791           20,101           14,534           33,888           1,526
Stockholders' equity                                90,920          134,567          142,435          139,909          21,187
Dividends paid                                          --               --               --               --              --


----------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share. Pro forma income per share is presented for fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The Company's financial results for fiscal 1998 are presented on a consolidated basis and include the results of the operations which were transferred to NexFlash and as well as those of ISSI-Taiwan. In fiscal 1999, the Company's financial results will not consolidate the results of NexFlash, as the Company's ownership of NexFlash is less than 50%. The Company will account for NexFlash on the equity basis and will include in its financial statements its percentage share of NexFlash's financial results. This change is expected to have a minimal effect on the Company's consolidated revenue and will result in a decrease in the Company's consolidated research and development expenses. The Company expects to sell up to an additional 18% of its interest in ISSI-Taiwan in fiscal 1999 and, as a result, the Company's ownership interest in ISSI-Taiwan will be less than 50%. At such time, the Company's financial statements will not consolidate the results of ISSI-Taiwan but will account for ISSI-Taiwan on the equity basis and will include its percentage share of ISSI-Taiwan's financial results. At such time as the Company's consolidated results no longer include ISSI-Taiwan, there will be a significant decline in the Company's consolidated revenue, a decline in operating expenses, and there may be an increase in the Company's effective tax rate. See Note 13 of Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

           Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 21% to $131.1 million in fiscal 1998 from $108.3 million in fiscal 1997. The increase in sales was principally due to shipments of the Company's newer products, specifically its 64K x 16, 64K x 32, and 64K x 64 SRAMs and its 256K x 16 DRAM. Additionally, shipments of the Company's more mature 128K x 8 SRAM product increased, more than offsetting the lower average selling price for such product and shipments of the more mature 32K x32 SRAM increased while its average selling price increased. Shipments of certain of the Company's NVM products, principally its EPROMs and EEPROMs, declined significantly in fiscal 1998 compared to fiscal 1997. The Company anticipates that the average selling prices of substantially all of its existing products will continue to decline although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Certain Factors - Declines in Average Selling Prices". Sales to 3Com/U.S. Robotics accounted for approximately 19% of total net sales for both fiscal 1998 and fiscal 1997. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

       Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 87% to $4.3 million in fiscal 1998 from $32.2 million in fiscal 1997. As a percentage of net sales, gross profit decreased to 3.3% in fiscal 1998 from 29.7% in fiscal 1997. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. The September 1998 quarter included a $2.9 million write-down of certain Flash inventories due to obsolescence resulting from the decision to spin off the Company's Flash product business to form NexFlash. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. The policy has resulted in inventory write-downs of approximately $5.4 million, $0, and $15 million for fiscal year 1998, 1997 and 1996, respectively, and recoveries of written-down inventory of approximately $0, $13.9 million, and $0.3 million in fiscal 1998, 1997 and 1996, respectively. Excluding the inventory write-downs of $23.0 million for fiscal 1998, the decrease in gross profit dollars was primarily the result of a continuing decline in the average selling prices of the Company's products without a commensurate decline in product cost, particularly in the second half of the fiscal year. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

           Research and Development. Research and development expenses increased by 22% to $31.9 million in fiscal 1998 from $26.2 million in fiscal 1997. As a percentage of net sales, research and development expenses increased to 24.3% in fiscal 1998 from 24.2% in fiscal 1997. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses and increased expenses related to the development of new products. During fiscal 1998, the Company's development efforts principally focused on wider width SRAMs such as the 64K x 64, 64K x 32, 64K x 36 and 128K x 64 configurations, specialty EDO DRAMs, specialty DSP support SRAMs, serial Flash and other memory related devices. The Company anticipates that its research and development expenses will decline in fiscal 1999 primarily as a result of its transfer of Flash development efforts to NexFlash, as well as its expense reduction efforts, which include a reduction in force, salary cuts, and limitations on discretionary spending, although such expenses may fluctuate as a percentage of net sales.

           Selling, General and Administrative. Selling, general and administrative expenses increased by 10% to $18.4 million in fiscal 1998 from $16.8 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 14.0% in fiscal 1998, from 15.5% in fiscal 1997. The increase in absolute dollars was primarily the result of increased payroll related expenses from the addition of marketing and sales personnel and increased selling commissions associated with higher revenues partially offset by decreases in bad debt expenses and legal expenses associated with antidumping proceedings. The Company expects its selling, general and administrative expenses will decline in fiscal 1999 as a result of its expense reduction efforts, although such expenses may fluctuate as a percentage of net sales.

           In-process Technology. In December 1997, the Company completed its acquisition of Nexcom in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). In addition, the Company incurred approximately $400,000 in other costs related to this transaction. The transaction was accounted for as a purchase and resulted in an in-process technology charge of $7.1 million in the Company's December 31, 1997 quarter.

           Gain on sale of investment. In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

           Interest and other income (loss), Net. Other income (loss), net decreased to $(3.5) million in fiscal 1998 from $1.9 million in fiscal 1997, primarily due to exchange losses as well as decreased interest earnings as a result of lower cash and short-term investment balances and increased interest expense as a result of increased short-term and long-term borrowings.

           Provision (benefit) for Income Taxes. The income tax provision for fiscal 1998 is comprised mainly of foreign withholding taxes related to the sale of ISSI-Taiwan stock and a reversal of previously recorded federal deferred tax assets which management has now determined should be subject to a valuation allowance based on historical and future earnings trends. The income tax benefit for fiscal 1997 was the result of losses which were carried back for refunds of prior federal taxes paid and Taiwan tax credits offset by a partial valuation allowance set up for U.S. deferred tax assets.

           As a result of its Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan has received a significant tax exemption for taxable income beginning October 1, 1992. This tax exemption is extended each time ISSI-Taiwan expands its capital assets and uses the capital to purchase qualified machinery. The precise amount of the exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate. There can be no assurances that the Company's current tax status in Taiwan will not change in the future due to changes in the regulatory environment, the inability to qualify for exempt status or other factors.

           Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management has established a valuation allowance covering the U.S. portion of the gross deferred tax assets based on management's belief that the realization of the U.S. deferred tax assets is not realizable on a more likely than not basis. Management has determined, based on ISSI-Taiwan's history of prior operating earnings and its expectation of future taxable income, that a partial valuation allowance for ISSI-Taiwan's deferred tax assets should be provided. Although realization of the ISSI-Taiwan deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

       Net Sales. Net sales decreased by 18% to $108.3 million in fiscal 1997 from $132.0 million in fiscal 1996. The decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and NVM products. The decreased revenue resulting from lower average selling prices was partially offset by increased unit shipments of SRAM products, specifically the Company's 256K, 512K, 1024K products, cache module products, and NVM products. Sales to one customer, 3Com/U.S. Robotics, accounted for approximately 19% and 22% of total net sales for fiscal 1997 and fiscal 1996, respectively.

       Gross Profit. Gross profit increased 1% to $32.2 million in fiscal 1997 from $31.9 million in fiscal 1996. As a percentage of net sales, gross profit increased to 29.7% in fiscal 1997, from 24.1% in fiscal 1996. Fiscal 1996 included a $15.0 million write down of inventory during the June quarter related to various SRAM products (primarily 8Kx8, 32Kx8 and 128Kx8) as well as some NVM products (EPROM and EEPROM) that the Company anticipated as being non-salable based on its six month sales forecast. Excluding the $15.0 million inventory write-down, gross profit was $46.9 million or 35.5% of net sales in fiscal 1996. Excluding the inventory write-down in the 1996 period, the decrease in the fiscal 1997 gross profit was primarily the result of significantly lower average selling prices for the Company's SRAM and NVM products in fiscal 1997 compared to fiscal 1996. Although product unit costs were lower in fiscal 1997 compared to fiscal 1996, such reductions did not offset the declines in average selling prices, resulting in lower gross margins. Gross profit for fiscal 1997 reflects a $13.9 million benefit related to inventory sold during 1997 that had been written-down in June 1996. Gross margin would have been $18.2 million or 16.8 % without the benefit from the sale of the previously written down product. Late in the first quarter of fiscal 1997, the Company began to realize that, due to changes in industry conditions, its estimate of the June 30, 1996 sales forecast and inventory write-down may not have been accurate. Sales continued to decline in the September 1996 quarter, but thereafter the Company experienced sequential quarterly revenue growth throughout fiscal 1997 moving from $23.1 million for the September 1996 quarter to $32.3 million for the September 1997 quarter. The sales forecast used to estimate the June 1996 quarter write-down changed on a quarterly basis throughout fiscal 1997 as demand for the written-down products strengthened or was extended. This change was not attributable to any single event, but rather an overall strengthening of demand in the industry. Revenues for the product categories that were written down in June 1996, totaled approximately $80.3 million in fiscal 1997 compared to approximately $118.7 million in fiscal 1996. The Company continued to sell these product categories throughout fiscal 1997, but at prices that declined significantly during the quarters.

       Research and Development. Research and development expenses increased by 23% to $26.2 million in fiscal 1997 from $21.4 million in fiscal 1996. As a percentage of net sales, research and development expenses increased to 24.2% in fiscal 1997 from 16.2% in fiscal 1996. These increases were primarily the result of an increase in engineering personnel, increased payroll related expenses and increased expenses related to the development of new products and, to a lesser extent, the write-off of obsolete engineering equipment and software. During fiscal 1997, the Company's development efforts principally focused on wider bus width SRAMs such as the 64K x 32, 64K x 16 and 32K x 16 configurations, 2 megabit Flash memory, geometry reductions for its memory products, EPROMs, and other memory related devices. In this regard, the Company developed its initial DRAM devices, specialty high speed 4 megabit and 2 megabit DRAMs during fiscal 1997.

       Selling, General and Administrative. Selling, general and administrative expenses increased by 10% to $16.8 million in fiscal 1997 from $15.2 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 15.5% in fiscal 1997 from 11.5% in fiscal 1996. These increases were primarily the result of increases in legal expenses associated with antidumping proceedings and increased payroll related expenses from the addition of marketing and sales personnel, partially offset by decreased selling commissions associated with lower revenues.

       Interest and other income, Net. Interest and other income, net decreased to $1.9 million in fiscal 1997 from $4.5 million in fiscal 1996, primarily due to decreased net interest earnings as a result of lower cash and short-term investment balances.

       Benefit for Income Taxes. The Company recorded a tax benefit of $1.1 million for fiscal year 1997 which was primarily attributable to investment tax credits generated by ISSI-Taiwan during the year ended September 30, 1997. The Company recorded a tax benefit of $1.2 million for fiscal year 1996 which was primarily attributable to lower than expected profit before income taxes and tax benefits relating to tax-exempt interest income and the dividends deduction. In addition, ISSI-Taiwan generated significant investment tax credits during the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $35.9 million, of which approximately $5.0 million was held by ISSI-Taiwan. Approximately $0.3 million of the cash held by the Company is restricted as of September 30, 1998 for purposes of securing available short-term lines of credit and letters of credit. During fiscal 1998, operating activities used cash of approximately $34.5 million. Cash used by operations was primarily due to net loss adjusted for the gain on the partial sale of ISSI-Taiwan, depreciation, in-process technology charge and other non-cash items and increases in inventory partially offset by increases in accounts payable and decreases in other assets.

           Inventory increased to $46.5 million at September 30, 1998 from $40.7 million at September 30, 1997. The increase in inventory was predominately due to increases in the Company's newer SRAM products earlier in the year in anticipation of stronger future demand that did not materialize and increases in the inventory of wafers purchased by the Company.

           Accounts payable increased to $40.6 million at September 30, 1998 from $23.1 million at September 30, 1997. The increase in accounts payable is principally related to increases in inventory.

           In fiscal 1998, the Company was provided with $18.1 million from investing activities compared to $5.6 million in fiscal 1997. The cash provided from investing activities was primarily the result of $37.6 million from the partial sale of ISSI-Taiwan and $17.8 million from the sale of available-for-sale securities offset by $19.2 million used for the acquisition of fixed assets, $12.5 million invested in WaferTech, and $4.7 million invested in UICC.

           The Company made capital expenditures of approximately $19.2 million in fiscal 1998, of which approximately $11.2 million was for the construction of ISSI-Taiwan's new facility and $8.0 million was for the purchase of test equipment and design and engineering tools. The Company expects to spend approximately $7.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. Additionally, the Company expects to spend approximately $5.0 million during the next twelve months for the completion of construction of the ISSI-Taiwan facility. A portion of this construction cost is expected to be financed through loans. Although construction is still continuing, ISSI-Taiwan took occupancy of the building in August 1998.

           In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter. The Company expects to sell up to an additional 18% of its interest in ISSI-Taiwan during fiscal 1999.

       In June 1996, the Company entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of September 30, 1998 all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction is expected to close in January 1999. Upon completion of the transaction, the Company will have a 2.67% interest in WaferTech. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $19.2 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Additionally, in fiscal 1995, the Company entered into a business venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company has invested approximately $16.5 million (subject to fluctuations in the New Taiwanese Dollar) for a 4% equity interest in the venture of which UMC retains 55% ownership. The final payment of approximately $4.7 million was made to UICC in December 1997. The UICC facility was severely damaged by fire in October 1997. It is the Company's understanding that the damage was covered by insurance. UICC has undertaken a clean up of the facility but reconstruction has not commenced as an alternative site is being evaluated. A decision as to whether to build on the existing site or the alternative site has not yet been made. The Company believes that its investment of $16.5 million is recoverable.

           The Company was provided $23.9 million from financing activities during fiscal 1998, as compared to $9.2 million in fiscal 1997, of which $15.9 million was for net borrowings under short-term and long-term lines of credit, $4.8 million resulted from the decrease in restricted cash and $3.1 million was for proceeds from the issuance of common stock under stock option and stock purchase plans. The Company has $23.5 million available through a number of short-term lines of credit with various financial institutions in Taiwan. As of September 30, 1998, the Company had outstanding borrowings of approximately $18.2 million under these short-term lines of credit.

           ISSI-Taiwan has a number of long-term lines of credit with various financial institutions in Taiwan to finance the purchase of machinery, equipment and building construction in Taiwan. Total obligations related to these borrowings as of September 30, 1998 were $15.5 million, of which $3.4 million is included in the current portion of long-term obligations. These obligations bear interest at rates from 6.82% to 8.82% and are payable in quarterly installments through 2004. As of September 30, 1998, the Company had available long-term lines of credit of approximately $7.0 million of which approximately $2.8 million is for the construction financing of the Company's new facility in the Hsinchu Science-Based Industrial Park.

           On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999, and the results of the review would be issued in the year 2000.

           The Company has retained legal counsel to defend and assist in its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case. Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

           On October 22, 1998, Micron Technology filed an antidumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If the petition is upheld, the Company could face DRAM duties, unless it is able to secure DRAM from outside of Taiwan. Currently, DRAM accounts for less than 10% of the Company's revenue.

           The Company believes that its existing funds together with available financing will satisfy the Company's anticipated working capital and other cash requirements through the next 12 months. The Company may evaluate actions to further increase its cash position such as bank borrowings, sales of additional shares of ISSI-Taiwan, the disposition of certain assets, equity financing, and debt financing.

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


CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR SRAM PRODUCTS

           A substantial majority of the Company's net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices. For example, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter, principally due to a decrease in unit shipments of the Company's SRAM products. In fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and NVM products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

           The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in unit shipments of the Company's SRAM products. In addition, in fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and NVM products. In fiscal 1998, approximately 43% of the Company's net sales were attributable to customers located in the United States, 18% was attributable to customers located in Europe and 39% was attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In fiscal 1998 and 1997, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 57% and 55% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, since late 1997 many Asian countries, including Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what future effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.


DECLINES IN AVERAGE SELLING PRICES

           Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for the Company's products during 1996, 1997 and 1998. Historically, average selling prices for semiconductor memory products have declined and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place, which involves efforts to reduce internal costs and supplier costs, in an effort to reduce its cost per unit for certain products. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

RISK OF INVENTORY WRITE-DOWNS

           Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in the Company's quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. The September 1998 quarter included a $2.9 million write-down of certain of the Company's Flash inventories due to obsolescence resulting from the Company's decision to spin off the Flash product business to form NexFlash. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down for various SRAM and NVM products that the Company's forecast indicated would not be sold in the next six months. The Company did not expect to sell the excess inventory at the time because the volume and price declines from the December 1995 quarter to the June 1996 quarter resulted in a decrease in revenues of 38%. During this period, market conditions were extremely uncertain. Furthermore, during the fourth fiscal quarter of 1996 the Company experienced a continued decline in revenue of 16% from the June 1996 quarter. While the Company continued to focus on the selling of this product, sales reached a bottom in its decline in the September 1996 quarter and stayed relatively flat in the December 1996 quarter. Subsequently, as market conditions improved in the latter part of the December 1996 quarter, the Company was able to sell certain of these products. As a result of improving market conditions during fiscal 1997, the Company was able to sell $13.9 million of the written-off product. However, the Company considers such sales unusual and there can be no assurance that in the future written-off inventory can be sold. Historically, the Company has consistently applied this practice in valuing inventory and, until the events that transpired in the first through third quarters of fiscal 1996, had never recorded material write-downs or recoveries. The Company believes that based on the factors noted above, its six month write-off policy is still appropriate as a method to identify and estimate inventory exposure. There can be no assurance that in the future additional inventory write-downs will not occur.

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

CUSTOMER CONCENTRATION

           The Company's sales are concentrated within a limited customer base. In both fiscal 1998 and fiscal 1997, one customer, 3COM, accounted for approximately 19% of net sales. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON INDEPENDENT WAFER FOUNDRIES

           The Company has combined its fabless manufacturing strategy with technology partnerships and equity investments. This hybrid approach, which the Company calls "Fab-Lite(TM)", has provided advanced process technology and a committed wafer supply. To date, the Company's principal manufacturing relationship has been with TSMC, from which the Company has obtained a substantial majority of its wafers. The Company also receives wafers from Chartered Semiconductor and UMC. Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or reduce or eliminate deliveries to the Company there can be no assurance that the Company could enforce fulfillment of the delivery commitments. There can be no assurance that the Company would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would agree to deliver an adequate supply of wafers. If the Company were unable to obtain an adequate supply of wafers from its current or any alternative sources in a timely manner, its business and operating results would be materially and adversely affected.

           The Company has certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company has agreed to make certain annual purchases totaling, in aggregate, approximately $19.2 million through 2001 from TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company has minimum purchase obligations to TSMC related to WaferTech LLC, a business venture in which the Company is an investor. The Company is obligated to purchase from WaferTech or TSMC a minimum of 3.4% of WaferTech's installed capacity. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company will be required to make payments for the unused capacity and its business and operating results would be materially and adversely affected.

INTERNATIONAL OPERATIONS

           The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws, and possibly, political instability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. The Company transacts business predominately in U.S. and New Taiwan ("NT") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. The Company's business and results of operations have been negatively impacted by exchange rate fluctuations in the past and there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

COMPETITION

           The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate the Company's products into their systems, access to advance process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results. In addition, the Company is vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products.

CLAIMS REGARDING INTELLECTUAL PROPERTY

           In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there can be no assurance that other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing.

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

YEAR 2000 ISSUES

           The Company is aware of the issues associated with computer systems as the Year 2000 approaches. The Year 2000 issues are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect internal information technology (IT) systems used by the Company for product design, product test, accounting, distribution and planning. The problem may also affect non-IT systems such as security systems, communication equipment and other equipment.

           The Company has done an initial assessment of its critical IT systems and has identified at least one area (accounting software) that is not Year 2000 compliant. The Company is currently evaluating alternative software packages and intends to have implementation completed by October 1999. However, there can be no assurance that there will not be a delay in the implementation of such systems. It is estimated that the cost of implementing the new software will range between $0.1 million to $0.5 million. With respect to critical non-IT systems, the Company has assessed the compliance of these systems and believes that these systems are Year 2000 compliant. There can be no assurance that the Company has successfully identified all its internal Year 2000 issues. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse affect on the Company's business and results of operations.

           The Company could possibly be adversely impacted by Year 2000 issues faced by major suppliers, subcontractors, and customers. The Company is in the process of determining the potential impact on its operations as a result of the Year 2000 readiness of these third parties. Their failure to address Year 2000 issues could have an impact on the Company's operations and financial results. The extent of this impact, if any, is not known at this time.

           The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. As the Company proceeds with this project, it may discover that actual results will differ materially from these estimates.

VOLATILITY OF STOCK PRICE

           The trading price of the Company's Common Stock has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements by the Company or its competitors, increases or decreases in wafer capacity, general conditions in the semiconductor or computer industries, governmental regulations, trade laws and import duties, litigation, new or revised earnings estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the semiconductor industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial StatementS


Report of Independent Auditors...............................................23

Financial Statements:
       Consolidated Statements of Operations
             For Fiscal Years Ended September 30, 1998,
             September 30, 1997, and September 30, 1996......................24

       Consolidated Balance Sheets
             As of September 30, 1998, and September 30, 1997................25

       Consolidated Statements of Stockholders' Equity
             For Fiscal Years Ended September 30, 1998,
             September 30, 1997, and September 30, 1996......................26

       Consolidated Statements of Cash Flows
             For Fiscal Years Ended September 30, 1998.......................27
             September 30, 1997, and September 30, 1996

       Notes to Consolidated Financial Statements............................28

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

       We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  ERNST & YOUNG LLP




San Jose, California
October 23, 1998

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              Years Ended September 30,
                                                    ---------------------------------------------
                                                      1998              1997              1996
                                                    ---------         ---------         ---------
Net Sales                                           $ 131,132         $ 108,261         $ 132,039

Cost of sales (other than item below)                 103,794            76,105            85,184
Inventory write-down                                   23,000                --            15,000
                                                    ---------         ---------         ---------
Total cost of sales                                   126,794            76,105           100,184
                                                    ---------         ---------         ---------
Gross profit                                            4,338            32,156            31,855
                                                    ---------         ---------         ---------

Operating expenses
   Research and development                            31,911            26,179            21,350
   Selling, general and administrative                 18,402            16,753            15,188
    In-process technology charge                        7,078                --                --
                                                    ---------         ---------         ---------
      Total operating expenses                         57,391            42,932            36,538
                                                    ---------         ---------         ---------

Operating loss                                        (53,053)          (10,776)           (4,683)
Interest and other income (expense)                    (1,697)            2,535             4,803
Interest expense                                       (1,795)             (607)             (335)
Gain on sale of investment                             17,168                --                --
                                                    ---------         ---------         ---------
Loss before income taxes and
   minority interest                                  (39,377)           (8,848)             (215)
Provision (benefit) for income taxes                    4,668            (1,144)           (1,158)
                                                    ---------         ---------         ---------

Income (loss) before minority interest                (44,045)           (7,704)              943
Minority interest in net loss of
   consolidated subsidiary                               (112)              (18)              (72)
                                                    ---------         ---------         ---------

Net income (loss)                                   $ (43,933)        $  (7,686)        $   1,015
                                                    =========         =========         =========

Basic income (loss) per share                       $   (2.32)        $   (0.43)        $    0.06
                                                    =========         =========         =========

Shares used in basic per share calculation             18,940            17,748            17,457
                                                    =========         =========         =========

Diluted income (loss) per share                     $   (2.32)        $   (0.43)        $    0.06
                                                    =========         =========         =========

Shares used in diluted per share calculation           18,940            17,748            18,356
                                                    =========         =========         =========



         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                              September 30,
                                                                       ---------------------------
                                                                         1998              1997
                                                                       ---------         ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $  27,776         $  22,334
   Restricted cash                                                           333             5,202
   Short-term investments                                                  7,800            25,600
   Accounts receivable, net of allowance for doubtful
       accounts of $1,804 in 1998 and  $2,268 in 1997                     19,069            18,478
   Inventories                                                            46,484            40,730
   Other current assets                                                    4,938             7,472
                                                                       ---------         ---------
Total current assets                                                     106,400           119,816
Property, equipment, and leasehold improvements, net                      44,316            27,693
Construction in progress                                                      --             6,343
Other assets                                                              51,452            41,744
                                                                       ---------         ---------
Total assets                                                           $ 202,168         $ 195,596
                                                                       =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  18,325         $   6,152
   Accounts payable                                                       40,642            23,138
   Accrued compensation and benefits                                       2,945             3,424
   Accrued expenses                                                        8,036             8,725
   Income tax payable                                                        524               582
   Current portion of long-term obligations                                3,379             2,251
                                                                       ---------         ---------
Total current liabilities                                                 73,851            44,272
Income tax payable - noncurrent                                            4,996             5,059
Long-term obligations                                                     12,087            11,698
Minority interest in consolidated subsidiary                              20,314                --
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.0001 par value: Authorized shares -
      5,000 in 1998 and 1997. No shares outstanding                           --                --
   Common stock, $0.0001 par value: Authorized shares -
      70,000 in 1998 and 1997.  Issued and outstanding shares -
      19,417 in 1998 and 17,938 in 1997                                        2                 2
   Additional paid-in capital                                            116,199           106,769
   Retained earnings (accumulated deficit)                               (11,667)           32,266
   Cumulative translation adjustment                                     (13,461)           (4,248)
   Unearned compensation                                                    (153)             (222)
                                                                       ---------         ---------
Total stockholders' equity                                                90,920           134,567
                                                                       ---------         ---------
Total liabilities and stockholders' equity                             $ 202,168         $ 195,596
                                                                       =========         =========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                                                            Retained                                        Total
                                         Common Stock         Additional     Earnings      Cumulative                       Stock-
                                   -----------------------      Paid-In    (Accumulated   Translation     Unearned         holders'
                                    Shares         Amount       Capital       Deficit)     Adjustment    Compensation       Equity
                                   ---------     ---------    ----------   ------------   -----------    ------------     ---------
Balance at September 30, 1995         17,225     $       2     $ 102,376     $  38,937      $  (1,302)     $    (104)     $ 139,909
   Stock options exercised               253            --           952            --             --             --            952
   Shares issued under stock
     purchase plan                       129            --         1,357            --             --             --          1,357
   Amortization of unearned
     compensation                         --            --            --            --             --             43             43
   Tax benefits from sale of
     common stock
                                          --            --           103            --             --             --            103
   Translation adjustment                 --            --            --            --           (944)            --           (944)
   Net income                             --            --            --         1,015             --             --          1,015
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1996         17,607             2       104,788        39,952         (2,246)           (61)       142,435
   Stock options exercised               197            --           665            --             --             --            665
   Shares issued under stock
     purchase plan                       134            --         1,112            --             --             --          1,112
   Unearned compensation                  --            --           204            --             --           (204)            --
   Amortization of unearned
     compensation                         --            --            --            --             --             43             43
   Translation adjustment                 --            --            --            --         (2,002)            --         (2,002)
   Net loss                               --            --            --        (7,686)            --             --         (7,686)
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1997         17,938             2       106,769        32,266         (4,248)          (222)       134,567
     Stock options exercised             461            --         1,674            --             --             --          1,674
   Shares issued under stock
     purchase plan                       245            --         1,379            --             --             --          1,379
   Amortization of unearned
     compensation                         --            --            --            --             --             69             69
   Shares issued for purchase of
     Nexcom Technology, Inc.             773            --         6,377            --             --             --          6,377
   Translation adjustment                 --            --            --            --         (9,213)            --         (9,213)
   Net loss                               --            --            --       (43,933)            --             --        (43,933)
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1998         19,417     $       2     $ 116,199     $ (11,667)     $ (13,461)     $    (153)     $  90,920
                                   =========     =========     =========     =========      =========      =========      =========



         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                Years Ended September 30,
                                                                         ---------------------------------------
                                                                           1998           1997           1996
                                                                         ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                     $ (43,933)     $  (7,686)     $   1,015
      Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                                        9,065         11,408          7,586
        In-process technology charge                                         7,078             --             --
        Gain on partial sale of ISSI-Taiwan                                (17,168)            --             --
        Provision for losses on accounts receivable                             --            675            714
        Net foreign currency transaction (gains) losses                      3,188             17           (311)
        Minority interest in net loss of consolidated subsidiary              (112)           (18)           (72)
        Changes in operating assets and liabilities:
           Accounts receivable                                                (386)        (8,007)         6,581
           Inventories                                                     (13,515)       (19,446)       (11,592)
           Other assets                                                      7,458          4,328         (7,710)
           Accounts payable                                                 16,350         13,939         (6,721)
           Accrued expenses                                                 (2,553)           227         (3,104)
                                                                         ---------      ---------      ---------
                 Net cash used in operating activities                     (34,528)        (4,563)       (13,614)
Cash flows from investing activities:
   Acquisition of property, equipment, and leasehold improvements          (19,218)       (13,985)       (20,423)
   Purchases of available-for-sale securities                              (42,750)      (174,400)      (197,800)
   Sales of available-for-sale securities                                   60,550        211,000        215,900
    Investment in WaferTech, LLC                                           (12,480)        (9,360)        (9,360)
    Investment in United Integrated Circuits Corp.                          (4,730)       (12,983)            --
   Investment in Nexcom Technology, Inc.                                      (869)            --             --
   Partial sale of ISSI-Taiwan                                              37,594             --             --
   Proceeds from employees for UICC shares                                      --          5,345             --
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) investing activities        18,097          5,617        (11,683)
Cash flows from financing activities:
   Proceeds from issuance of stock                                           3,122          1,820          2,352
   Borrowings under notes payable and long-term obligations                 81,816         28,659         28,018
   Principal payments of notes payable and long-term obligations           (65,884)       (23,092)       (16,172)
   Decrease (increase) in restricted cash                                    4,800          1,821         (6,037)
                                                                         ---------      ---------      ---------
                 Net cash provided by financing activities                  23,854          9,208          8,161
Effect of exchange rate changes on cash and cash equivalents                (1,981)          (165)           (79)
                                                                         ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                         5,442         10,097        (17,215)
Cash and cash equivalents at beginning of year                              22,334         12,237         29,452
                                                                         =========      =========      =========
Cash and cash equivalents at end of year                                 $  27,776      $  22,334      $  12,237
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

CASH EQUIVALENTS AND SHORT -TERM INVESTMENTS

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

       At September 30, 1998 and 1997, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1998 and 1997, the cost of these securities approximated the fair value and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the twelve months ended September 30, 1998 and 1997.

INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

       Property, equipment, and leasehold improvements are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the beginning of the lease term. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from three to seven years, or the lease term of the respective assets, if applicable, except the building in Taiwan which is being depreciated over fifty years.

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

CONCENTRATION OF CREDIT RISK

       The Company operates in one business segment, which is to design, develop, and market high performance SRAM and NVM integrated circuits. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers and personal computer motherboard manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In fiscal 1998, 1997 and 1996, one customer accounted for approximately 19%, 19% and 22% of net sales, respectively.

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

SEMICONDUCTOR INDUSTRY RISKS

       To date the Company has derived substantially all of its revenues from the sale of SRAM products. The Company has diversified into other product areas such as specialty DRAMs, NVM products, and embedded memories, but a substantial majority of the Company's revenue is still derived from SRAM products. If the market for SRAM products should decline and the Company has not successfully diversified, such decline would have a material adverse affect on the Company's financial performance.

       The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

                   Notes to Consolidated Financial Statements


NET INCOME (LOSS) PER SHARE

           Basic income per share is computed using the weighted number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method.

       Basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

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

RECLASSIFICATION OF PRIOR YEAR BALANCES

       Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.


NOTE 2.  CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

       Cash, cash equivalents, restricted cash, and short-term investments consisted of the following at September 30:

                                                                1998            1997
                                                               -------        -------
                                                                   (In thousands)
               Cash                                            $23,893        $21,953
               Money market instruments                            195            480
               Certificates of deposit                           4,021          5,103
               Auction preferred stock                           1,000         13,200
               Municipal bonds due in more than 3 years          6,800         12,400
                                                               -------        -------
                  Total                                        $35,909        $53,136
                                                               =======        =======

NOTE 3.  INVENTORIES

      Inventories consisted of the following at September 30:

                                                                1998            1997
                                                               -------        -------
                                                                   (In thousands)
                Purchased components                           $ 5,447        $10,444
                Work-in-process                                 14,868         10,199
                Finished goods                                  26,169         20,087
                                                               =======        =======
                                                               $46,484        $40,730
                                                               =======        =======

      In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs.

                   Notes to Consolidated Financial Statements


NOTE 4.  OTHER ASSETS

      Other assets consisted of the following at September 30:

                                                                                    1998            1997
                                                                                   -------        -------
                                                                                        (In thousands)
               Investment in United Integrated Circuits Corp. (see Note 14)        $16,486        $19,012
               Investment in WaferTech LLC.  (see Notes 14 and 20)                  31,200         18,720
               Other                                                                 3,766          4,012
                                                                                   =======        =======
                                                                                   $51,452        $41,744
                                                                                   =======        =======


NOTE 5.  PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

      Property, equipment, and leasehold improvements consisted of the following at September 30:

                                                                      1998           1997
                                                                     -------        -------
                                                                          (In thousands)
               Machinery and equipment                               $52,462        $49,463
               Furniture and fixtures                                  1,969          1,409
               Building and improvements                              19,205          2,050
                                                                     -------        -------
                                                                      73,636         52,922
               Less accumulated depreciation and amortization         29,320         25,229
                                                                     =======        =======
                                                                     $44,316        $27,693
                                                                     =======        =======


NOTE 6.  ACCRUED EXPENSES

       Accrued liabilities consisted of the following at September 30:

                                                 1998          1997
                                                ------        ------
                                                   (In thousands)
               UICC shares due employees        $   --        $5,345
               Other                             8,036         3,380
                                                ======        ======
                                                $8,036        $8,725
                                                ======        ======

       The Company has an equity investment of approximately $16 million (subject to fluctuations in the New Taiwanese Dollar) in UICC, a wafer fabrication business venture led by UMC. In fiscal 1997, the Company elected to re-sell a portion of this investment to its employees at cost, which approximated fair value, generating a cash inflow to the Company of approximately $5,345,000. The UICC shares were transferred to the employees in fiscal 1998 after final approval by UICC and the government of the Republic of China.

NOTE 7.  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       At September 30, 1998, ISSI-Taiwan had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $23,510,000 denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 1998, the Company had borrowings of approximately $18,225,000 outstanding under these lines of credit. These lines of credit expire at various times through September 1999. These lines of credit are secured by time deposits of approximately $333,000, which are recorded as restricted cash, as well as approximately $5.8 million at cost of UICC stock. Commitment fees relating to these lines are not material. At September 30, 1998, the weighted average interest rate on borrowing under these lines was 8.4%.

                   Notes to Consolidated Financial Statements


Long-term obligations consisted of the following at September 30:

                                                                          1998           1997
                                                                         -------        -------
                                                                              (In thousands)
Notes payable to bank, due in quarterly installments through 2004 with interest at 6.82% to 8.82% and secured by the Company's
   property and equipment                                                $15,466        $13,949
Less current portion                                                       3,379          2,251
                                                                         -------        -------
                                                                         $12,087        $11,698
                                                                         =======        =======

       At September 30, 1998, future minimum principal payments on notes payable and long-term obligations were as follows (in thousands):

           1999                                           3,379
           2000                                           3,077
           2001                                           3,077
           2002                                           3,077
           2003                                           2,290
           Thereafter                                       566
                                                        -------
           Total                                        $15,466
                                                        =======

       Interest of $913,000, $280,000, and $235,000 was capitalized in 1998,
1997, and 1996, respectively, and is included in fixed assets.

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

       The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment. Options to purchase 1,120,000 shares, 1,164,000 shares, and 791,000 shares were exercisable as of September 30, 1998, 1997, and 1996, respectively.

       In the event of certain changes in control of the Company, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

                   Notes to Consolidated Financial Statements


1996 STOCK OPTION PLAN

       On October 18, 1996, the Company adopted a stock option plan (the "1996 Plan") that provides for non-statutory stock options for non-executive employees and consultants of the Company.

       Under the terms of the plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy. Options to purchase 430,000 shares and 33,000 shares were exercisable as of September 30, 1998 and 1997, respectively.

       In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 DIRECTOR STOCK OPTION PLAN

       The Board of Directors and stockholders approved the 1995 Director Stock Option Plan ("Director Plan") in December 1995 and January 1996, respectively. Under the terms of the Plan, 50,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options to purchase 26,000 shares, 13,000 shares and 6,000 shares were exercisable at September 30, 1998, 1997 and 1996, respectively.

      The following table summarizes activity of the 1989, 1996 and Director
Plans:

                                                                Options Outstanding
                                                    -------------------------------------------------
                                    Options         Number                               Weighted-
                                    Available         Of               Price              Average
                                    For Grant       Shares            Per Share        Exercise Price
                                    ---------       ------         ---------------     --------------
                                               (In thousands, except per share data)
Balance at September 30, 1995           342          2,051         $0.20 - $59.50         $15.56
      Authorized                      1,050             --               --                   --
      Granted                        (1,609)         1,609         $9.625- $26.00          18.73
      Exercised                          --           (253)        $0.20 - $13.00           3.76
      Canceled                          907           (907)        $0.28 - $59.50          33.42
                                    -----------------------------------------------------------------
Balance at September 30, 1996           690          2,500         $0.20 - $27.50          12.31
      Authorized                        775             --               --                   --
      Granted                        (2,340)         2,340         $5.00 - $10.125          8.72
      Exercised                          --           (197)        $0.20 - $12.25           3.37
      Canceled                        1,095         (1,095)        $0.20 - $27.50          19.98
                                    -----------------------------------------------------------------
Balance at September 30, 1997           220          3,548         $0.28 - $26.00           8.07
      Authorized                      2,218             --               --                   --
      Granted                        (1,463)         1,463         $3.00 - $11.00           8.08
      Exercised                          --           (461)        $0.28 - $10.48           3.63
      Canceled                        1,254         (1,254)        $3.00 - $26.00           8.39
                                    -----------------------------------------------------------------
Balance at September 30, 1998         2,229          3,296         $3.00 - $14.50         $ 8.57
                                    -----------------------------------------------------------------


       For certain options granted in 1997, 1995 and 1994, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $69,000, $43,000 and $43,000 was recognized for the years ending September 30, 1998, 1997, and 1996, respectively.

                   Notes to Consolidated Financial Statements


       Outstanding and exercisable options presented by price range at September 30, 1998 are as follows:

                                         Options Outstanding                       Options Exercisable
                           ------------------------------------------------   -------------------------------
                             Number of       Wtd. Average                       Number of
        Range of              Options       Remaining Life    Wtd. Average       Options       Wtd. Average
   Exercise Prices          Outstanding        (Years)       Exercise Price    Exercisable    Exercise Price
---------------------      -------------    --------------   --------------   -------------   ---------------
$        3.00 - 7.59           589,000             7.81        $    5.53          307,000        $    4.56
         7.75 - 8.00           775,000             9.06             7.92          129,000             7.85
         8.56 - 9.13           381,000             8.66             8.86          159,000             8.91
         9.25 - 9.25           867,000             8.37             9.25          538,000             9.25
        9.38 - 12.25           614,000             7.87            10.69          391,000            10.74
       12.75 - 14.50            70,000             7.05            13.02           52,000            13.09
==========================================================================================================
$       3.00 - 14.50         3,296,000             8.34        $    8.57        1,576,000        $    8.68
==========================================================================================================


EMPLOYEE STOCK PURCHASE PLAN

       In March 1993, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. A total of 1,450,000 shares of common stock is reserved for issuance under the plan, of which 508,000 had been issued as of September 30, 1998.

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

                                           STOCK OPTIONS                                    ESPP
                               -------------------------------------        -------------------------------------

                                1998           1997           1996           1998           1997           1996
                               -------        -------        -------        -------        -------        -------
Expected life (years)              5.0            5.0            5.0            0.5            0.5            0.5
Expected volatility                .76            .70            .70            .72            .53            .73
Risk-free interest rate           5.50           6.43           6.11           5.33           5.50           5.34

       The weighted-average fair value of options granted at market value during fiscal 1998, 1997 and 1996 was $3.81, $4.02 and $9.75 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1998, 1997 and 1996 was $3.89, $5.33 and $5.20 per share, respectively.

                   Notes to Consolidated Financial Statements


       For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

                                                    1998               1997               1996
                                                 ----------         ----------         ----------
Net income (loss)
     As reported                                 $  (43,933)        $   (7,686)        $    1,015
     Pro forma                                   $  (48,890)        $  (14,814)        $   (4,754)

Basic and diluted income (loss) per share
     As reported                                 $    (2.32)        $    (0.43)        $     0.06
     Pro forma                                   $    (2.58)        $    (0.83)        $    (0.27)

       Because FAS 123 is applicable only to awards granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until fiscal 1999 and is not expected to be indicative of the effects on net income
(loss) and net income (loss) per share in future years.

NOTE 10.  STOCKHOLDERS' EQUITY

       The Company is subject to legal restrictions related to its distribution of ISSI-Taiwan earnings. In accordance with the Corporate Law of the Republic of China, before ISSI-Taiwan declares any part of net income as dividends and/or bonuses, ISSI-Taiwan must transfer 10% of its statutory net income to a legal reserve until such reserve is equal to ISSI-Taiwan's capital. At September 30, 1998, such restricted equity amounted to approximately $5,022,000. The legal reserve is not available for distribution; however, when the reserve exceeds 50% of ISSI-Taiwan's capital, 50% of the legal reserve in excess of 50% of ISSI-Taiwan's capital may be distributed in the form of stock. The reserve may be utilized at any time to offset a deficit. In addition, any distribution of equity of ISSI-Taiwan must allocate 1% of the related distribution to employees of ISSI-Taiwan.

NOTE 11.  INCOME TAXES

      The provision (benefit) for income taxes consisted of the following for the years ended September 30:

                                  1998            1997            1996
                                 -------         -------         -------
                                              (In thousands)
Current:
   Federal                       $   114         $(2,558)        $ 3,137
   State                              36               1             335
   Foreign                         2,377             116             200
                                 -------         -------         -------
Total current                    $ 2,527         $(2,441)        $ 3,672

Deferred:
   Federal                         2,289           2,584          (3,062)
   State                              --              --            (614)
   Foreign                          (148)         (1,287)         (1,154)
                                 -------         -------         -------
Total deferred                     2,141           1,297          (4,830)
                                 -------         -------         -------
Total provision (benefit)        $ 4,668         $(1,144)        $(1,158)
                                 =======         =======         =======

       Pretax income from foreign operations was approximately $200,000, $9,207,000, and $153,000 for 1998, 1997 and 1996, respectively.

                   Notes to Consolidated Financial Statements


       The Company's provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

                                                                  1998             1997             1996
                                                                --------         --------         --------
                                                                              (In thousands)
Income taxes computed at the U.S. federal statutory rate        $(13,782)        $ (3,097)        $    (75)
Valuation of deferred tax assets                                  11,105            6,546            1,104
Net operating loss utilized                                       (2,898)              --               --
Foreign earnings taxed at lower than U.S. rate                       (62)          (4,368)          (1,006)
Foreign withholding taxes                                          2,373               --               --
Tax exempt interest income                                           (93)            (328)            (694)
Gain on sale of ISSI-Taiwan stock                                  5,554               --               --
In-process research and development                                2,477               --               --
Other individually immaterial items                                   (6)             103             (487)
                                                                ========         ========         ========
     Total provision (benefit)                                  $  4,668         $ (1,144)        $ (1,158)
                                                                ========         ========         ========

           As of September 30, 1998 the Company has federal net operating loss carryforwards of approximately $9,000,000. The Company has federal research and development credit carryforwards, foreign tax credits and alternative minimum tax credit carryforwards of approximately $2,600,000, $2,500,000 and $500,000, respectively. The Company also has state research and manufacturers' investment tax credit carryforwards of approximately $900,000 and $250,000. The net operating losses, research credit carryforwards, foreign tax credit carryforwards and state manufacturers' investment tax credit carryforwards will expire at various dates beginning in 2003 through 2013, if not utilized. In addition, ISSI-Taiwan has investment tax credit carryforwards of approximately $5,000,000 that will expire at various dates beginning in 1999 through 2002, if not utilized.

           Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

                                                                  1998             1997
                                                                --------         --------
                                                                      (In thousands)
Deferred tax assets:
    Depreciation                                                $    577         $    607
    Reserves and write-downs not currently deductible             11,961            3,159
    Accrued expenses                                               2,983            2,053
    Taiwan - investment tax credit carryforwards                   5,383            4,480
    Federal and state credit carryforwards                         6,548            2,040
    Federal and state net operating loss carryforwards             3,204            6,236
    Other, net                                                     1,185               13
                                                                --------         --------
Total deferred tax assets                                         31,841           18,588
    Valuation allowance                                          (29,667)         (13,858)
                                                                --------         --------
Net deferred tax assets                                         $  2,174         $  4,730
                                                                ========         ========

           Management has established a valuation allowance for the U.S. portion of the gross deferred tax assets based on management's belief that the realization of the U.S. deferred tax assets is not realizable on a more likely than not basis. Management has determined, based on ISSI-Taiwan's history of prior operating earnings and its expectation of future taxable income, that a partial valuation allowance for ISSI-Taiwan's deferred tax assets should be provided. Although realization of the ISSI-Taiwan deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered

                   Notes to Consolidated Financial Statements


realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance for deferred tax assets increased by $15,809,000 and $6,695,000 during 1998 and 1997, respectively. Approximately, $2,450,000 of the valuation allowance is attributable to tax benefits of stock option deductions, which will be credited to paid in capital when recognized.

           As a result of its location in the Hsinchu Science-Based Industrial Park in Taiwan, ISSI-Taiwan has received a tax exemption for taxable income beginning October 1, 1992. ISSI-Taiwan continuously extends this 4-year exemption each time it expands its capital assets and uses the capital to purchase qualified machinery. The precise amount of the exemption is calculated annually based upon the extent of ISSI-Taiwan's net operating taxable income and measured by certain factors, including use of qualified manufacturing equipment, self-manufacturing costs and qualified sales revenue. The portion of ISSI-Taiwan's taxable income which is not subject to exemption is taxed at a flat 20% tax rate.

           Cumulative net undistributed earnings of ISSI-Taiwan for which no residual U.S. taxes have been provided aggregate approximately $28,000,000 at September 30, 1998. These earnings are considered to be permanently invested in non-U.S. operations. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding tax payable to the foreign country. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with its hypothetical calculation. However, a U.S. foreign tax credit for the withholding tax payable on the distribution would be available to reduce U.S. taxes.

NOTE 12.  PER SHARE DATA

           The calculations of basic and diluted income (loss) per share for each of the three years ended September 30, 1998 are as follows:

                                                               Years Ended September 30,
                                                         1998             1997             1996
                                                       --------         --------         --------
                                                          In thousands, except per share data
Net income (loss)                                      $(43,933)        $ (7,686)        $  1,015
                                                       ========         ========         ========

Denominator for basic income (loss) per share:
     Weighted average common shares
         outstanding                                     18,940           17,748           17,457
Denominator for basic income (loss) per share            18,940           17,748           17,457
                                                       --------         --------         --------

Dilutive stock options                                       --               --              899
                                                       --------         --------         --------
Denominator for diluted income (loss) per share          18,940           17,748           18,356
                                                       ========         ========         ========

Basic income (loss) per share                          $  (2.32)        $  (0.43)        $   0.06
                                                       ========         ========         ========
Diluted income (loss) per share                        $  (2.32)        $  (0.43)        $   0.06
                                                       ========         ========         ========

           The above diluted calculation for the years ended September 30, 1998, 1997 and 1996, does not include approximately 2,497,000, 1,418,000 and 797,000 shares attributable to options as of September 30, 1998, 1997 and 1996, respectively, as their impact would be anti-dilutive.

                   Notes to Consolidated Financial Statements


NOTE 13.  GEOGRAPHIC AND SEGMENT INFORMATION

       The Company operates in one business segment, which is to design, develop, and market high-performance SRAM and NVM integrated circuits. The following table summarizes the Company's operations in different geographic areas:

                                                                 Year Ended September 30, 1998
                                             -------------------------------------------------------------------
                                                                                   Adjustments/
                                             United States          Taiwan         Eliminations      Consolidated
                                             -------------        ----------       ------------      -----------
                                                                        (In thousands)
Sales to unaffiliated customers                $   83,223         $   47,909        $       --        $  131,132
Transfers between geographic areas                  2,155             69,495           (71,650)               --
                                               ----------         ----------        ----------        ----------
Total net sales                                $   85,378         $  117,404        $  (71,650)       $  131,132
                                               ==========         ==========        ==========        ==========

Operating income (loss)                        $  (56,374)        $    3,266        $       55        $  (53,053)
                                               ==========         ==========        ==========        ==========

Identifiable assets                            $   84,399         $  128,115        $  (10,346)       $  202,168
                                               ==========         ==========        ==========        ==========

Cash, cash equivalents, restricted cash
    and short-term investments                 $   30,072         $    5,837        $       --        $   35,909
                                               ==========         ==========        ==========        ==========

Accounts receivable from third-party
    customers                                  $   10,170         $    8,899        $       --        $   19,069
                                               ==========         ==========        ==========        ==========


                                                                  Year Ended September 30, 1997
                                              -------------------------------------------------------------------
                                                                                   Adjustments/
                                              United States         Taiwan         Eliminations      Consolidated
                                              -------------       ----------       ------------      ------------
                                                                        (In thousands)
Sales to unaffiliated customers                $   63,247         $   45,014        $       --        $  108,261
Transfers between geographic areas                  3,586             69,795           (73,381)               --
                                               ----------         ----------        ----------        ----------
Total net sales                                $   66,833         $  114,809        $  (73,381)       $  108,261
                                               ==========         ==========        ==========        ==========

Operating loss                                 $  (20,504)        $    8,995        $      733        $  (10,776)
                                               ----------         ----------        ----------        ----------

Identifiable assets                            $  115,477         $  123,676        $  (43,557)       $  195,596
                                               ==========         ==========        ==========        ==========

Cash, cash equivalents, restricted cash
    and short-term investments                 $   40,737         $   12,399        $       --        $   53,136
                                               ==========         ==========        ==========        ==========

Accounts receivable from third-party
    customers                                  $   10,705         $    7,773        $       --        $   18,478
                                               ==========         ==========        ==========        ==========

                   Notes to Consolidated Financial Statements


                                                                    Year Ended September 30, 1996
                                              -----------------------------------------------------------------------
                                                                                       Adjustments/
                                              United States          Taiwan            Eliminations       Consolidated
                                              -------------        -----------         ------------       -----------
                                                                            (In thousands)
Sales to unaffiliated customers                $    85,676         $    46,363         $        --        $   132,039
Transfers between geographic areas                   6,250              70,450             (76,700)                --
                                               -----------         -----------         -----------        -----------
Total net sales                                $    91,926         $   116,813         $   (76,700)       $   132,039
                                               ===========         ===========         ===========        ===========

Operating loss                                 $    (3,751)        $      (615)        $      (317)       $    (4,683)
                                                ----------          ----------          ----------         ----------

Identifiable assets                            $   115,331         $    76,976         $   (14,268)       $   178,039
                                               ===========         ===========         ===========        ===========

Cash, cash equivalents, restricted cash
    and short-term investments                 $    74,498         $     6,962         $        --        $    81,460
                                               ===========         ===========         ===========        ===========

Accounts receivable from third-party
    customers                                  $     6,910         $     4,406         $        --        $    11,316
                                               ===========         ===========         ===========        ===========

       Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements.

       Identifiable assets by geographic area are those assets used in the Company's operations in each area.

       Total assets and liabilities for ISSI-Taiwan amounted to approximately $128,115,000 and $84,089,000, respectively, at September 30, 1998. Included in the assets and liabilities of ISSI-Taiwan were intercompany receivables amounting to approximately $2,697,000 at September 30, 1998. Pre-tax income for ISSI-Taiwan for the year ended September 30, 1998 was approximately $195,000.

       Export sales by the U.S. operating company were approximately $26,393,000, $14,125,000, and $15,741,000, for the years ended September 30,
1998, 1997, and 1996, respectively.

       Net foreign currency transaction gains (losses) of approximately $(3,188,000), $(17,000), and $311,000 for the years ended September 30, 1998,
1997 and 1996, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

PATENTS AND LICENSES

       In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. Although none of these companies have pursued a claim against the Company, there can be no assurance that other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, there is no assurance that any licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's

                   Notes to Consolidated Financial Statements


business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding the alleged infringement by the Company of third party intellectual property rights or litigation to assert and protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

LITIGATION

           On April 22, 1998, the U.S. Department of Commerce ("DOC") published an amended antidumping duty order on imports of SRAMs from Taiwan from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. The cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered after the imposition of the antidumping order, and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in 1999 and the results of the review will be issued in the year 2000.

           The Company has retained legal counsel to defend and assist in its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case. Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

           On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If the petition is upheld, the Company could face DRAM duties, unless it is able to secure DRAM from outside of Taiwan. Currently, DRAM accounts for less than 10% of the Company's revenue.

LEASES

       The Company leases its facilities and the land upon which ISSI-Taiwan is constructing its new Taiwan facility under operating lease agreements that expire at various dates through 2016. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company has subleased approximately 25% of the Santa Clara facility and the sublease expires in March 2000. Minimum rental commitments under these leases are as follows (in thousands):

           1999  (net of sublease income of $501)                       $ 1,045
           2000  (net of sublease income of $285)                         1,231
           2001                                                           1,367
           2002                                                           1,423
           2003                                                           1,479
           Thereafter                                                     6,247
                                                                        -------
           Total minimum rental commitments                             $12,792
                                                                        =======

       Total rental expense for the years ended September 30, 1998, 1997, and 1996 was approximately $1,078,000 (net of sublease income of $375,000), $1,372,000 (net of sublease income of $148,000), and $637,000, respectively.

                   Notes to Consolidated Financial Statements


COMMITMENTS TO WAFER FABRICATION FACILITIES

       In June 1996, the Company entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and as of September 30, 1998 all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. The Company is accounting for this investment on the cost basis. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction is expected to close in January 1999. Upon completion of the transaction, the Company will have a 2.67% interest in WaferTech.

       The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $19.2 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. To date, the Company has never forfeited any amounts under this agreement. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 3.4% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

In fiscal 1995, the Company entered into a business venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company has invested approximately $16.5 million (subject to fluctuations in the New Taiwanese Dollar) for a 4% equity interest in the venture of which UMC retains 55% ownership. The final payment of approximately $4.7 million was made to UICC in December 1997. The Company is accounting for this investment on the cost basis. The UICC facility was severely damaged by fire in October 1997. It is the Company's understanding that the damage was covered by insurance. UICC has undertaken a clean up of the facility, but reconstruction has not commenced as an alternative site is being evaluated. A decision as to whether to build on the existing site or the alternative site has not yet been made. The Company believes that its investment of $16.5 million is recoverable.

NOTE 15.  EMPLOYEE BENEFIT PLAN

       In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions by a percentage reduction in their salaries, up to $10,000 for 1998. The Company elected to make no contributions during the years ended September 30, 1998, 1997 and 1996. Administrative expenses relating to the plan are insignificant.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Years Ended September 30,
                                                    1998            1997             1996
                                                  --------        --------         --------
                                                               (In thousands)
Cash paid for interest                            $  2,896        $  1,431         $    478
Cash paid (refunded) for income taxes                2,561          (5,004)           8,603
Notes payable issued for other assets                   --              --          (31,200)
Tax benefit from sale of common stock                   --              --              103
Fixed assets acquired for accounts payable           4,440              --               --
Stock issued in acquisition of Nexcom                6,377              --               --
Assets acquired from Nexcom                          2,515              --               --
Liabilities assumed from Nexcom                      3,762              --               --

                   Notes to Consolidated Financial Statements


NOTE 17.  TRANSACTIONS

       On December 3, 1997, the Company completed its acquisition of Nexcom Technology, Inc. ("Nexcom") in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). The transaction was accounted for as a purchase and resulted in an in-process technology charge of approximately $7.1 million in the Company's December 31, 1997 quarter. Nexcom was formed in 1990 and has been engaged primarily in the research and development of non-volatile flash memory technology.

           On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $17.2 million which is recorded in the Company's June 30, 1998 quarter.

NOTE 18.  RELATED PARTY TRANSACTIONS

       For the year ended September 30, 1996, the Company purchased approximately $1,342,000 of services from Taicera Electronics Company, an assembly plant that is an affiliate of the Fu Sheng Industrial Group, whose chairman was a member of the Company's Board of Directors until April 1997. At September 30, 1996, the Company had no balance due to Taicera Electronics Company.

NOTE 19.  SPIN-OFF OF NEXFLASH TECHNOLOGIES, INC.

           Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to a newly formed company, NexFlash Technologies, Inc. The Company and NexFlash jointly own existing Flash related patents and NexFlash will continue development of Flash products. The Company owns approximately 32% of NexFlash, and ISSI-Taiwan owns approximately 17%, which includes approximately 6% of NexFlash purchased for $1,000,000. The Company's President is the acting Chief Executive Officer of NexFlash.

           In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share to the NexFlash investors. The warrants expire on November 4, 2000.

NOTE 20.  SUBSEQUENT EVENTS (UNAUDITED)

1998 ISSI-TAIWAN STOCK PLAN

           On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan "Taiwan Stock Plan" that provides for non-statutory stock options in the common stock of ISSI-Taiwan for employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ISSI-Taiwan to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ISSI-Taiwan stock which may be optioned and sold is twelve million. This represents approximately 10% of the outstanding shares of ISSI-Taiwan.

           Under the terms of the plan, the exercise price, which is deemed to be fair value, and the exercise period of the non-statutory stock option grants are determined by the Board of Directors on the date of grant. Generally, the stock options vest one-third annually on the anniversary of the date of grant. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy.

           In the event of an optionee's termination of status as an employee or consultant of the Company, without cause, within twelve months of certain changes of control of the Company, the Taiwan Stock Plan provides for full acceleration of the exercisability of all outstanding options.

                   Notes to Consolidated Financial Statements


PARTIAL SALE OF INVESTMENT IN WAFERTECH

           In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction is expected to close in January 1999. Upon completion of the transaction, the Company will have a 2.67% interest in WaferTech.

REPRICE OF STOCK OPTIONS

           On December 2, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to employees of the Company. Approximately 2,007,000 shares with an aggregate exercise price of approximately $17.3 million were repriced to an exercise price of $3.1562 per share. In connection with the repricing, certain vesting and exercise rights were surrendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

       Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on January 29, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

       3.    EXHIBITS

       Exhibit
       Number             Description of Document
       ------             -----------------------
       2.1(6)             Agreement and Plan of Reorganization dated November 5,
                          1997 by and among the Company, Nexcom Technology, Inc.
                          and certain shareholders of Nexcom Technology, Inc.

       3.1(2)             Restated Certificate of Incorporation of Registrant.

       3.3(1)             Bylaws of Registrant.

       4.2(1)             Form of Common Stock Certificate.

       10.1(1)            Form of Indemnification Agreement.

       10.2(1)***         Form of 1993 Employee Stock Purchase Plan, as amended,
                          and form of Subscription Agreement.

       10.3(1)***         Form of 1989 Stock Plan, as amended, and form of Stock
                          Option Agreements.

       10.4(1) Information and Registration Rights Agreement dated as of March 17, 1993 among the Registrant and certain holders of the Registrant's Common Stock, as amended.

       10.5(1)*           Letter Agreement dated September 14, 1994 between
                          Taiwan Semiconductor Manufacturing Company, Ltd.
                          ("TSMC") and the Registrant.

       10.6(1)*           Joint Development Contract between Chartered
                          Semiconductor Manufacturing Pte.Ltd. and the
                          Registrant dated July 21, 1994.

       10.7(1)            Subscription and Shareholders Agreement Relating to
                          Valery Limited dated March 30, 1994.

       10.8(1) Long term line of credit between Bank of Communication and Registrant.

       10.9(1)            Short term line of credit between International
                          Commercial Bank of China and Registrant.

       10.10(1)***        1995 Director Stock Option Plan.

       10.11(2)*          Option I Agreement between the Registrant and TSMC
                          dated April 21, 1995.

       10.12(2)*          Option II Agreement between the Registrant and TSMC
                          dated April 21, 1995.

       10.13(3)*          UMC/ISSI-Taiwan Foundry Venture Agreement dated August
                          31, 1995.

       10.14(3)*          UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement
                          dated August 31, 1995.

       10.15              Second Amended and Restated Limited Liability Company
                          Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of October 28, 1997.


       10.16(4)**         Purchase Agreement by and between Taiwan Semiconductor
                          Manufacturing Corporation, as Seller, and Analog
                          Devices, Inc., Altera Corporation and Integrated
                          Silicon Solution, Inc., as Buyers.

       10.17(5)*          Amendment to Option I and Option II Agreement between
                          the Company and TSMC dated September 23, 1996.

       10.18(5)           Sublease Agreement for facility located at 2231 Lawson
                          Lane, Santa Clara, California.

       10.19(7)***        Nonstatutory Stock Plan

       10.20***           1998 ISSI-Taiwan Stock Plan

       21.1(1)            Subsidiaries of the Registrant

       23.1               Consent of Ernst & Young LLP, Independent Auditors

       24.1               Power of Attorney (see page 47).

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

         (b)   Reports on Form 8-K
               On July 14, 1998, the Company filed a Form 8-K for the purpose of disclosing the sale of certain shares of ISSI-Taiwan to a group of private investors.

         (c)   Exhibits
               See (a) above

         (d)   Financial statement schedules
               See (a) above

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 11th day of December, 1998.


                                        INTEGRATED SILICON SOLUTION, INC.

                                        By     /s/ Gary L. Fischer
                                               --------------------
                                               Gary L. Fischer
                                               Executive Vice President,
                                               Office of the President and
                                               Chief Financial Officer


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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 11, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

        Signature                                         Title
-------------------------------        --------------------------------------------------
/s/ Jimmy S.M. Lee                     Chairman of the Board, Chief Executive Officer,
-------------------------------        and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han                       Executive Vice President, General Manager,
-------------------------------        Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer                    Executive Vice President, Office of the President
-------------------------------        and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                      and Accounting Officer)

/s/ Pauline L. Alker                   Director
-------------------------------
(Pauline L. Alker)

/s/ Lip-Bu Tan                         Director
-------------------------------
(Lip-Bu Tan)

/s/ Hide Tanigami                      Director
-------------------------------
(Hide Tanigami)

/s/ Chun Win Wong                      Director
-------------------------------
(Chun Win Wong)

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE



                       INTEGRATED SILICON SOLUTION, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                     Addition
                                                    Balance at      Charged to                         Balance
                                                    Beginning        Costs and                         at End
                                                    of Period        Expenses       Deductions        of Period
                                                    ---------       -----------     ----------        --------
Year ended September 30, 1996:
  Allowance for doubtful accounts ...........           1,297             714              (9)(1)        2,002
  Sales returns reserve .....................           2,701             665          (1,133)           2,233
Year ended September 30, 1997:
  Allowance for doubtful accounts ...........           2,002             675            (409)(1)        2,268
  Sales returns reserve .....................           2,233           1,713          (1,510)           2,436
Year ended September 30, 1998:
  Allowance for doubtful accounts ...........           2,268              --            (464)(1)        1,804
  Sales returns reserve .....................           2,436             858          (1,419)           1,875


(1)  Uncollectible accounts written off, net of recoveries

                               INDEX TO EXHIBITS



       Exhibit
       Number             Description of Document
       ------             -----------------------
       2.1(6)             Agreement and Plan of Reorganization dated November 5,
                          1997 by and among the Company, Nexcom Technology, Inc.
                          and certain shareholders of Nexcom Technology, Inc.

       3.1(2)             Restated Certificate of Incorporation of Registrant.

       3.3(1)             Bylaws of Registrant.

       4.2(1)             Form of Common Stock Certificate.

       10.1(1)            Form of Indemnification Agreement.

       10.2(1)***         Form of 1993 Employee Stock Purchase Plan, as amended,
                          and form of Subscription Agreement.

       10.3(1)***         Form of 1989 Stock Plan, as amended, and form of Stock
                          Option Agreements.

       10.4(1) Information and Registration Rights Agreement dated as of March 17, 1993 among the Registrant and certain holders of the Registrant's Common Stock, as amended.

       10.5(1)*           Letter Agreement dated September 14, 1994 between
                          Taiwan Semiconductor Manufacturing Company, Ltd.
                          ("TSMC") and the Registrant.

       10.6(1)*           Joint Development Contract between Chartered
                          Semiconductor Manufacturing Pte.Ltd. and the
                          Registrant dated July 21, 1994.

       10.7(1)            Subscription and Shareholders Agreement Relating to
                          Valery Limited dated March 30, 1994.

       10.8(1) Long term line of credit between Bank of Communication and Registrant.

       10.9(1)            Short term line of credit between International
                          Commercial Bank of China and Registrant.

       10.10(1)***        1995 Director Stock Option Plan.

       10.11(2)*          Option I Agreement between the Registrant and TSMC
                          dated April 21, 1995.

       10.12(2)*          Option II Agreement between the Registrant and TSMC
                          dated April 21, 1995.

       10.13(3)*          UMC/ISSI-Taiwan Foundry Venture Agreement dated August
                          31, 1995.

       10.14(3)*          UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement
                          dated August 31, 1995.

       10.15              Second Amended and Restated Limited Liability Company
                          Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of October 28, 1997.

       10.16(4)**         Purchase Agreement by and between Taiwan Semiconductor
                          Manufacturing Corporation, as Seller, and Analog
                          Devices, Inc., Altera Corporation and Integrated
                          Silicon Solution, Inc., as Buyers.

       10.17(5)*          Amendment to Option I and Option II Agreement between
                          the Company and TSMC dated September 23, 1996.

       10.18(5)           Sublease Agreement for facility located at 2231 Lawson
                          Lane, Santa Clara, California.

       10.19(7)***        Nonstatutory Stock Plan.

       10.20***           1998 ISSI-Taiwan Stock Plan.

       21.1(1)            Subsidiaries of the Registrant.

       23.1               Consent of Ernst & Young LLP, Independent Auditors.

       24.1               Power of Attorney (see page 47).

       27.1               Financial Data Schedule.

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.