Form 10-Q/A
period 1998-06-30
INTEGRATED SILICON SOLUTION INC
filed 1999-02-16
CIK 854701

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



AMENDED FILING OF FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998 TO REFLECT CHANGES TO CERTAIN INFORMATION.

         This form 10-Q/A is being filed to correct the Company's financial statements for the three and nine months periods ended June 30, 1998 resulting from having incorrectly omitted the impact of the cumulative translation adjustment in calculating the Company's gain from the partial sale of its subsidiary during the June 1998 quarter (see the last paragraph of Note 1 to the Consolidated Financial Statements). General information in the originally filed Form 10-Q was presented as the original filing date or earlier, as indicated in such filing. Financial statements and related disclosures contained in this amended filing reflect, where appropriate, the corrected information.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                       Three Months Ended                       Nine Months Ended
                                                            June 30,                                June 30,
                                               ---------------------------------       ---------------------------------
                                                   1998                1997                 1998               1997
                                               -------------       -------------       -------------       -------------
                                               As restated                             As restated
Net sales                                      $      25,032       $      26,509       $     105,098       $      75,913
Cost of sales                                         30,566              18,265              89,003              53,461
                                               -------------       -------------       -------------       -------------
Gross profit (loss)                                   (5,534)              8,244              16,095              22,452
                                               -------------       -------------       -------------       -------------

Operating Expenses:
  Research and development                             7,885               7,088              23,656              18,740
  Selling, general and administrative                  4,616               5,309              13,843              12,731
  In-process technology charge                            --                  --               7,078                  --
                                               -------------       -------------       -------------       -------------
    Total operating expenses                          12,501              12,397              44,577              31,471
                                               -------------       -------------       -------------       -------------

Operating loss                                       (18,035)             (4,153)            (28,482)             (9,019)
Gain on sale of investment                            10,506                  --              10,506                  --
Other income (loss), net                              (1,991)                234                (914)              1,590
                                               -------------       -------------       -------------       -------------
Loss before income taxes and
  minority interest                                   (9,520)             (3,919)            (18,890)             (7,429)
Provision (benefit) for income taxes                   2,150                  --               2,505                (342)
                                               -------------       -------------       -------------       -------------

Net loss before minority interest                    (11,670)             (3,919)            (21,395)             (7,087)
Minority interest in net loss of
  consolidated subsidiary                                 --                  --                  --                 (18)
                                               -------------       -------------       -------------       -------------

Net loss                                       $     (11,670)      $      (3,919)      $     (21,395)      $      (7,069)
                                               =============       =============       =============       =============

Basic and diluted loss per share               $       (0.61)      $       (0.22)      $       (1.14)      $       (0.40)
                                               =============       =============       =============       =============
Shares used in basic and diluted
   per share calculation                              19,204              17,790              18,800              17,702
                                               =============       =============       =============       =============



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                 June 30,       September 30,
                                                                   1998             1997
                                                              --------------   --------------
                                                                (unaudited)         (1)
                                                                As restated
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  43,791       $  22,334
  Restricted cash                                                      43           5,202
  Short-term investments                                            5,100          25,600
  Accounts receivable                                              25,901          18,478
  Inventories                                                      67,242          40,730
  Other current assets                                              6,931           7,472
                                                                ---------       ---------

Total current assets                                              149,008         119,816
Property, equipment, and leasehold improvements, net               24,318          27,693
Construction in progress                                           13,848           6,343
Other assets                                                       54,868          41,744
                                                                ---------       ---------
Total assets                                                    $ 242,042       $ 195,596
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                 $  20,330       $   6,152
  Accounts payable                                                 52,067          23,138
  Accrued compensation and benefits                                 3,637           3,424
  Accrued expenses                                                  3,168           8,725
  Income tax payable                                                2,868             582
  Current portion of long-term obligations                          1,120           2,251
                                                                ---------       ---------

Total  current liabilities                                         83,190          44,272
Income tax payable - non-current                                    4,996           5,059
Long-term obligations                                              14,051          11,698
Minority interest in consolidated subsidiary                       20,462              --

Stockholders' equity:
  Preferred stock                                                      --              --
  Common stock                                                          2               2
  Additional paid-in capital                                      115,463         106,769
  Retained earnings                                                10,871          32,266
  Cumulative translation adjustment                                (6,827)         (4,248)
  Unearned compensation                                              (166)           (222)
                                                                ---------       ---------

Total stockholders' equity                                        119,343         134,567
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $ 242,042       $ 195,596
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Nine Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    1998            1997
                                                                                -----------      ---------
                                                                                As restated
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ (21,395)      $  (7,069)
  In-process technology charge                                                       7,078              --
  Gain on partial sale of ISSI-Taiwan                                              (10,506)             --
  Other charges to net loss not affecting cash                                       7,699           8,475
  Net effect of changes in current and other assets and current liabilities        (10,299)          1,853
                                                                                 ---------       ---------
     Cash provided by (used in) operating activities                               (27,423)          3,259

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (14,156)        (10,702)
  Purchases of available-for-sale securities                                       (28,550)       (151,300)
  Sales of available-for-sale securities                                            49,050         180,400
  Minority interest in consolidated subsidiary                                      37,642              --
  Investment in Wafertech, LLC                                                     (12,480)         (9,360)
  Investment in United Integrated Circuits Corp                                     (4,730)        (12,983)
  Acquisition of Nexcom                                                               (869)             --
                                                                                 ---------       ---------
     Cash provided by (used in) investing activities                                25,907          (3,945)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                          55,146          13,397
  Proceeds from issuance of common stock                                             2,373             946
  Principal payments on notes payable and long-term obligations                    (37,647)        (10,538)
  Decrease (increase) in restricted cash                                             5,090           1,824
                                                                                 ---------       ---------
     Cash provided by financing activities                                          24,962           5,629
                                                                                 ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                        (1,989)            (49)
                                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents                                21,457           4,894
Cash and cash equivalents at beginning of period                                    22,334          12,237
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $  43,791       $  17,131
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

         In February 1999, the Company became aware that the financial statements for the three and nine months ended June 30, 1998 had incorrectly omitted the impact of the cumulative translation adjustment from the calculation of its gain on sale of investment (related to the partial sale of its Taiwan Subsidiary) during the June 1998 quarter. Accordingly, the Company's financial statements for the year ended September 30, 1998 have been restated. The effect of this adjustment on previously reported consolidated financial statements as of June 30, 1998 and for the three- and nine-month periods ended June 30, 1998 is as follows (in thousands):


                                      Three Months Ended         Nine Months Ended
                                         June 30, 1998             June 30, 1998
                                   -----------------------   -----------------------
                                   As Reported    Restated   As Reported    Restated
                                   -----------    --------   -----------    --------
Gain on sale of investment           $ 17,180     $ 10,506     $ 17,180     $ 10,506
Loss before income taxes
  and minority interest                (2,846)      (9,520)     (12,216)     (18,890)
Net loss before minority interest      (4,996)     (11,670)     (14,721)     (21,395)
Net Income (loss)                      (4,996)     (11,670)     (14,721)     (21,395)
Basic and diluted loss per share     $  (0.26)    $  (0.61)    $  (0.78)    $  (1.14)
As of June 30, 1998:
Retained Earnings                    $ 17,545     $ 10,871
Cumulative translation adjustment     (13,501)      (6,827)
Total stockholders' equity            119,343      119,343


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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                   Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  1998           1997           1998           1997
                                               -----------     --------      -----------     --------
                                               As restated                   As restated
Net loss                                        $(11,670)      $ (3,919)      $(21,395)      $ (7,069)
                                                ========       ========       ========       ========

Weighted average common shares outstanding        19,204         17,790         18,800         17,702
Denominator for basic loss per share              19,204         17,790         18,800         17,702
                                                --------       --------       --------       --------

Dilutive stock options                                --             --             --             --
                                                --------       --------       --------       --------

Denominator for diluted loss per share            19,204         17,790         18,800         17,702
                                                ========       ========       ========       ========

Basic loss per share                            $  (0.61)      $  (0.22)      $  (1.14)      $  (0.40)
                                                ========       ========       ========       ========
Diluted loss per share                          $  (0.61)      $  (0.22)      $  (1.14)      $  (0.40)
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


11.       PARTIAL SALE OF INTEGRATED SILICON SOLUTION (TAIWAN) INC.


         On June 29, 1998, the Company sold approximately 46% of Integrated Silicon Solution (Taiwan) Inc. ("ISSI-Taiwan") to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter.

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


         As a result of the restatement of the Company's financial statements for the third quarter ended June 30, 1998, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-Q for such quarter. Readers should carefully review the "Gain on Sale of Investment" and "Liquidity and Capital Resources" sections included herein to reflect the modified numbers.


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


         On June 29, 1998, the Company sold approximately 46% of Integrated Silicon Solution (Taiwan) Inc. ("ISSI-Taiwan") to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter. The Company plans to continue to use ISSI-Taiwan to perform testing and manufacturing logistics services.


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


         Gain on sale of investment. On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter.

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


         Gain on sale of investment. On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter.


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

         LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $48.9 million, of which approximately $25.9 million was held by ISSI-Taiwan. Approximately $0.1 million of the cash held by the Company is restricted as of June 30, 1998 for purposes of securing available short-term lines of credit and letters of credit. During the first nine months of fiscal 1998, operating activities utilized cash of approximately $27.4 million. Cash utilized by operations was primarily due to increases in inventory and accounts receivable and decreases in accrued liabilities partially offset by increases in accounts payable and net loss adjusted for depreciation, in-process technology charge, gain on partial sale of ISSI-Taiwan and other non-cash items.


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


         On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors pursuant to a Common Stock Purchase Agreement dated June 19, 1998. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter.


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


                                         Integrated Silicon Solution, Inc
                                         --------------------------------
                                         (Registrant)



Dated:  February 12, 1999            /s/ Gary L. Fischer
                                         --------------------------------
                                         Gary L. Fischer
                                         Executive Vice President,
                                         Office of the President, and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------

27.1                    Financial Data Schedule