Form 10-K405/A
period 1998-09-30
INTEGRATED SILICON SOLUTION INC
filed 1999-02-16
CIK 854701

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

                      AMENDED FILING OF FORM 10-K FOR 1998
                      RESTATEMENT OF FINANCIAL STATEMENTS
                       AND CHANGES TO CERTAIN INFORMATION

This amendment is being filed to correct the financial statements for the Company's fiscal year ended September 30, 1998 resulting from having incorrectly omitted the impact of the cumulative translation adjustment in calculating the Company's gain from the partial sale of its subsidiary during the June 1998 quarter (see the last paragraph of Note 1 to the Consolidated Financial Statements).

General information in the originally filed Form 10-K was presented as of the December 16, 1998 filing date, or earlier as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.



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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                       Fiscal Year Ended September 30,
                                                   1998             1997              1996            1995            1994
                                                 ---------        ---------        ---------        ---------       ---------
                                               (As restated)(2)      (in thousands, except per share data)
Net sales                                        $ 131,132        $ 108,261        $ 132,039        $ 123,201       $  60,836
Gross margin                                         4,338           32,156           31,855           62,252          20,553
Operating income (loss)                            (53,053)         (10,776)          (4,683)          34,476           4,994
Net income (loss)                                  (50,607)          (7,686)           1,015           29,653           4,612
Basic income (loss) per share(1)                     (2.67)           (0.43)            0.06             1.98            0.37
Diluted income (loss) per share(1)                   (2.67)           (0.43)            0.06             1.80            0.34

Working capital                                     32,549           75,544          107,929          120,839          16,648
Total assets                                       202,168          195,596          178,039          204,441          33,243
Total long-term obligations, notes payable,
  and current portion of long-term obligations      33,791           20,101           14,534           33,888           1,526
Stockholders' equity                                90,920          134,567          142,435          139,909          21,187
Dividends paid                                          --               --               --               --              --



----------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share. Pro forma income per share is presented for fiscal 1994.


(2) See Note 1 of Notes to Consolidated Financial Statements for information concerning the Company's restatement of its fiscal 1998 financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           As a result of the restatement of the Company's financial statements for year ended September 30, 1998, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-K for such year. Readers should carefully review the "Gain on Sale of Investment" and "Liquidity and Capital Resources" sections included herein to reflect the modified numbers.


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


       As discussed in Note 1, the accompanying 1998 financial statements have been restated to correctly include the impact of the cumulative translation adjustment in the calculation of the Company's gain on sale of investment.



                                                  ERNST & YOUNG LLP




San Jose, California
October 23, 1998

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                              Years Ended September 30,
                                                    ---------------------------------------------
                                                      1998              1997              1996
                                                    ---------         ---------         ---------
                                                  (As restated)
Net Sales                                           $ 131,132         $ 108,261         $ 132,039

Cost of sales (other than item below)                 103,794            76,105            85,184
Inventory write-down                                   23,000                --            15,000
                                                    ---------         ---------         ---------
Total cost of sales                                   126,794            76,105           100,184
                                                    ---------         ---------         ---------
Gross profit                                            4,338            32,156            31,855
                                                    ---------         ---------         ---------

Operating expenses
   Research and development                            31,911            26,179            21,350
   Selling, general and administrative                 18,402            16,753            15,188
    In-process technology charge                        7,078                --                --
                                                    ---------         ---------         ---------
      Total operating expenses                         57,391            42,932            36,538
                                                    ---------         ---------         ---------

Operating loss                                        (53,053)          (10,776)           (4,683)
Interest and other income (expense)                    (1,697)            2,535             4,803
Interest expense                                       (1,795)             (607)             (335)
Gain on sale of investment                             10,494                --                --
                                                    ---------         ---------         ---------
Loss before income taxes and
   minority interest                                  (46,051)           (8,848)             (215)
Provision (benefit) for income taxes                    4,668            (1,144)           (1,158)
                                                    ---------         ---------         ---------

Income (loss) before minority interest                (50,719)           (7,704)              943
Minority interest in net loss of
   consolidated subsidiary                               (112)              (18)              (72)
                                                    ---------         ---------         ---------

Net income (loss)                                   $ (50,607)        $  (7,686)        $   1,015
                                                    =========         =========         =========

Basic income (loss) per share                       $   (2.67)        $   (0.43)        $    0.06
                                                    =========         =========         =========

Shares used in basic per share calculation             18,940            17,748            17,457
                                                    =========         =========         =========

Diluted income (loss) per share                     $   (2.67)        $   (0.43)        $    0.06
                                                    =========         =========         =========

Shares used in diluted per share calculation           18,940            17,748            18,356
                                                    =========         =========         =========




         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)



                                                                              September 30,
                                                                       ---------------------------
                                                                         1998              1997
                                                                       ---------         ---------
                                                                     (As restated)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $  27,776         $  22,334
   Restricted cash                                                           333             5,202
   Short-term investments                                                  7,800            25,600
   Accounts receivable, net of allowance for doubtful
       accounts of $1,804 in 1998 and  $2,268 in 1997                     19,069            18,478
   Inventories                                                            46,484            40,730
   Other current assets                                                    4,938             7,472
                                                                       ---------         ---------
Total current assets                                                     106,400           119,816
Property, equipment, and leasehold improvements, net                      44,316            27,693
Construction in progress                                                      --             6,343
Other assets                                                              51,452            41,744
                                                                       ---------         ---------
Total assets                                                           $ 202,168         $ 195,596
                                                                       =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  18,325         $   6,152
   Accounts payable                                                       40,642            23,138
   Accrued compensation and benefits                                       2,945             3,424
   Accrued expenses                                                        8,036             8,725
   Income tax payable                                                        524               582
   Current portion of long-term obligations                                3,379             2,251
                                                                       ---------         ---------
Total current liabilities                                                 73,851            44,272
Income tax payable - noncurrent                                            4,996             5,059
Long-term obligations                                                     12,087            11,698
Minority interest in consolidated subsidiary                              20,314                --
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.0001 par value: Authorized shares -
      5,000 in 1998 and 1997. No shares outstanding                           --                --
   Common stock, $0.0001 par value: Authorized shares -
      70,000 in 1998 and 1997.  Issued and outstanding shares -
      19,417 in 1998 and 17,938 in 1997                                        2                 2
   Additional paid-in capital                                            116,199           106,769
   Retained earnings (accumulated deficit)                               (18,341)           32,266
   Cumulative translation adjustment                                      (6,787)           (4,248)
   Unearned compensation                                                    (153)             (222)
                                                                       ---------         ---------
Total stockholders' equity                                                90,920           134,567
                                                                       ---------         ---------
Total liabilities and stockholders' equity                             $ 202,168         $ 195,596
                                                                       =========         =========



         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)



                                                                            Retained                                        Total
                                         Common Stock         Additional     Earnings      Cumulative                       Stock-
                                   -----------------------      Paid-In    (Accumulated   Translation     Unearned         holders'
                                    Shares         Amount       Capital       Deficit)     Adjustment    Compensation       Equity
                                   ---------     ---------    ----------   ------------   -----------    ------------     ---------
Balance at September 30, 1995         17,225     $       2     $ 102,376     $  38,937      $  (1,302)     $    (104)     $ 139,909
   Stock options exercised               253            --           952            --             --             --            952
   Shares issued under stock
     purchase plan                       129            --         1,357            --             --             --          1,357
   Amortization of unearned
     compensation                         --            --            --            --             --             43             43
   Tax benefits from sale of
     common stock
                                          --            --           103            --             --             --            103
   Translation adjustment                 --            --            --            --           (944)            --           (944)
   Net income                             --            --            --         1,015             --             --          1,015
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1996         17,607             2       104,788        39,952         (2,246)           (61)       142,435
   Stock options exercised               197            --           665            --             --             --            665
   Shares issued under stock
     purchase plan                       134            --         1,112            --             --             --          1,112
   Unearned compensation                  --            --           204            --             --           (204)            --
   Amortization of unearned
     compensation                         --            --            --            --             --             43             43
   Translation adjustment                 --            --            --            --         (2,002)            --         (2,002)
   Net loss                               --            --            --        (7,686)            --             --         (7,686)
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1997         17,938             2       106,769        32,266         (4,248)          (222)       134,567
     Stock options exercised             461            --         1,674            --             --             --          1,674
   Shares issued under stock
     purchase plan                       245            --         1,379            --             --             --          1,379
   Amortization of unearned
     compensation                         --            --            --            --             --             69             69
   Shares issued for purchase of
     Nexcom Technology, Inc.             773            --         6,377            --             --             --          6,377
   Translation adjustment
     (As restated)                        --            --            --            --         (2,539)            --         (2,539)
   Net loss (As restated)                 --            --            --       (50,607)            --             --        (50,607)
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 1998
  (As restated)                       19,417     $       2     $ 116,199     $ (18,341)     $  (6,787)     $    (153)     $  90,920
                                   =========     =========     =========     =========      =========      =========      =========




         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                Years Ended September 30,
                                                                         ---------------------------------------
                                                                           1998           1997           1996
                                                                         ---------      ---------      ---------
                                                                       (As restated)
Cash flows from operating activities:
   Net income (loss)                                                     $ (50,607)     $  (7,686)     $   1,015
      Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                                        9,065         11,408          7,586
        In-process technology charge                                         7,078             --             --
        Gain on partial sale of ISSI-Taiwan                                (10,494)            --             --
        Provision for losses on accounts receivable                             --            675            714
        Net foreign currency transaction (gains) losses                      3,188             17           (311)
        Minority interest in net loss of consolidated subsidiary              (112)           (18)           (72)
        Changes in operating assets and liabilities:
           Accounts receivable                                                (386)        (8,007)         6,581
           Inventories                                                     (13,515)       (19,446)       (11,592)
           Other assets                                                      7,458          4,328         (7,710)
           Accounts payable                                                 16,350         13,939         (6,721)
           Accrued expenses                                                 (2,553)           227         (3,104)
                                                                         ---------      ---------      ---------
                 Net cash used in operating activities                     (34,528)        (4,563)       (13,614)
Cash flows from investing activities:
   Acquisition of property, equipment, and leasehold improvements          (19,218)       (13,985)       (20,423)
   Purchases of available-for-sale securities                              (42,750)      (174,400)      (197,800)
   Sales of available-for-sale securities                                   60,550        211,000        215,900
    Investment in WaferTech, LLC                                           (12,480)        (9,360)        (9,360)
    Investment in United Integrated Circuits Corp.                          (4,730)       (12,983)            --
   Investment in Nexcom Technology, Inc.                                      (869)            --             --
   Partial sale of ISSI-Taiwan                                              37,594             --             --
   Proceeds from employees for UICC shares                                      --          5,345             --
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) investing activities        18,097          5,617        (11,683)
Cash flows from financing activities:
   Proceeds from issuance of stock                                           3,122          1,820          2,352
   Borrowings under notes payable and long-term obligations                 81,816         28,659         28,018
   Principal payments of notes payable and long-term obligations           (65,884)       (23,092)       (16,172)
   Decrease (increase) in restricted cash                                    4,800          1,821         (6,037)
                                                                         ---------      ---------      ---------
                 Net cash provided by financing activities                  23,854          9,208          8,161
Effect of exchange rate changes on cash and cash equivalents                (1,981)          (165)           (79)
                                                                         ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                         5,442         10,097        (17,215)
Cash and cash equivalents at beginning of year                              22,334         12,237         29,452
                                                                         =========      =========      =========
Cash and cash equivalents at end of year                                 $  27,776      $  22,334      $  12,237
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


RESTATEMENT OF 1998 FINANCIAL STATEMENTS

       Subsequent to the filing of its Annual Report on Form 10-K for the year ended September 30, 1998 with the Securities and Exchange Commission, the Company became aware that the financial statements for the year ended September 30, 1998 had incorrectly omitted the impact of the cumulative translation adjustment from the calculation of its gain on sale of investment (related to the partial sale of its Taiwan Subsidiary) during the June 1998 quarter. Accordingly, the Company's financial statements have been restated as follows:




                                                AS             AS
                                             REPORTED       RESTATED
                                             --------       ---------

FOR THE YEAR ENDING SEPTEMBER 30, 1998
Gain on sale of investment                   $ 17,168       $ 10,494
Loss before income taxes and
  minority interest                           (39,377)       (46,051)
Income (loss) before minority interest        (44,045)       (50,719)
Net income (loss)                             (43,933)       (50,607)
Basic income (loss) per share                $  (2.32)      $  (2.67)
Diluted income (loss) per share              $  (2.32)      $  (2.67)

AS OF SEPTEMBER 30, 1998
Retained earnings (accumulated deficit)      $(11,667)      $(18,341)
Cumulative translation adjustment             (13,461)        (6,787)
Total stockholders' equity                     90,920         90,920


NOTE 2.  CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

       Cash, cash equivalents, restricted cash, and short-term investments consisted of the following at September 30:

                                                                1998            1997
                                                               -------        -------
                                                                   (In thousands)
               Cash                                            $23,893        $21,953
               Money market instruments                            195            480
               Certificates of deposit                           4,021          5,103
               Auction preferred stock                           1,000         13,200
               Municipal bonds due in more than 3 years          6,800         12,400
                                                               -------        -------
                  Total                                        $35,909        $53,136
                                                               =======        =======

NOTE 3.  INVENTORIES

      Inventories consisted of the following at September 30:

                                                                1998            1997
                                                               -------        -------
                                                                   (In thousands)
                Purchased components                           $ 5,447        $10,444
                Work-in-process                                 14,868         10,199
                Finished goods                                  26,169         20,087
                                                               =======        =======
                                                               $46,484        $40,730
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

                   Notes to Consolidated Financial Statements


       For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):


                                                    1998               1997               1996
                                                 ----------         ----------         ----------
                                                (As restated)
Net income (loss)
     As reported                                 $  (50,607)        $   (7,686)        $    1,015
     Pro forma                                   $  (55,564)        $  (14,814)        $   (4,754)

Basic and diluted income (loss) per share
     As reported                                 $    (2.67)        $    (0.43)        $     0.06
     Pro forma                                   $    (2.93)        $    (0.83)        $    (0.27)


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

                   Notes to Consolidated Financial Statements


       The Company's provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:


                                                                  1998             1997             1996
                                                                --------         --------         --------
                                                              (As adjusted)
                                                                              (In thousands)
Income taxes computed at the U.S. federal statutory rate        $(16,118)        $ (3,097)        $    (75)
Valuation of deferred tax assets                                  11,105            6,546            1,104
Net operating loss utilized                                       (2,898)              --               --
Foreign earnings taxed at lower than U.S. rate                       (62)          (4,368)          (1,006)
Foreign withholding taxes                                          2,373               --               --
Tax exempt interest income                                           (93)            (328)            (694)
Gain on sale of ISSI-Taiwan stock                                  7,890               --               --
In-process research and development                                2,477               --               --
Other individually immaterial items                                   (6)             103             (487)
                                                                ========         ========         ========
     Total provision (benefit)                                  $  4,668         $ (1,144)        $ (1,158)
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

NOTE 12.  PER SHARE DATA

           The calculations of basic and diluted income (loss) per share for each of the three years ended September 30, 1998 are as follows:


                                                               Years Ended September 30,
                                                         1998                1997               1996
                                                       --------            --------           --------
                                                     (As restated)
                                                            (In thousands, except per share data)
Net income (loss)                                      $(50,607)           $ (7,686)          $  1,015
                                                       ========            ========           ========

Denominator for basic income (loss) per share:
     Weighted average common shares
         outstanding                                     18,940              17,748             17,457
Denominator for basic income (loss) per share            18,940              17,748             17,457
                                                       --------            --------           --------

Dilutive stock options                                       --                  --                899
                                                       --------            --------           --------
Denominator for diluted income (loss) per share          18,940              17,748             18,356
                                                       ========            ========           ========

Basic income (loss) per share                          $  (2.67)           $  (0.43)          $   0.06
                                                       ========            ========           ========
Diluted income (loss) per share                        $  (2.67)           $  (0.43)          $   0.06
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

         (c)   Exhibits
               See (a) above

         (d)   Financial statement schedules
               See (a) above

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 12th day of February, 1999.



                                        INTEGRATED SILICON SOLUTION, INC.

                                        By     /s/ Gary L. Fischer
                                               --------------------
                                               Gary L. Fischer
                                               Executive Vice President,
                                               Office of the President and
                                               Chief Financial Officer







       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below on February 12, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



        Signature                                         Title
-------------------------------        --------------------------------------------------
/s/ Jimmy S.M. Lee    *                Chairman of the Board, Chief Executive Officer,
-------------------------------        and President (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Kong-Yeu Han      *                Executive Vice President, General Manager,
-------------------------------        Taiwan and Director
(Kong-Yeu Han)

/s/ Gary L. Fischer                    Executive Vice President, Office of the President
-------------------------------        and Chief Financial Officer (Principal Financial
(Gary L. Fischer)                      and Accounting Officer)

/s/ Pauline L. Alker  *                Director
-------------------------------
(Pauline L. Alker)

/s/ Lip-Bu Tan        *                Director
-------------------------------
(Lip-Bu Tan)

/s/ Hide Tanigami     *                Director
-------------------------------
(Hide Tanigami)

/s/ Chun Win Wong     *                Director
-------------------------------
(Chun Win Wong)

* By:  /s/ Gary L. Fischer
-------------------------------
Gary L. Fischer
Attorney-in-Fact

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