Form 10-Q
period 1998-12-31
INTEGRATED SILICON SOLUTION INC
filed 1999-02-16
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number  000-23084.



                        INTEGRATED SILICON SOLUTION, INC.



            Delaware                                       77-0199971.
-------------------------------                         -----------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                          Identification No.)

2231 Lawson Lane, Santa Clara, California                     95054.
-----------------------------------------               -----------------
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

Yes [x]  No [ ]

        The number of outstanding shares of the registrant's Common Stock as of February 5, 1999 was 19,566,863

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 Three Months Ended
                                                   December 31,
                                             --------------------------
                                               1998            1997
                                             --------         --------
                                                    (Unaudited)
Net sales                                    $ 26,801         $ 39,414
Cost of sales                                  22,796           30,218
                                             --------         --------
Gross Profit                                    4,005            9,196
                                             --------         --------

Operating Expenses:
  Research and development                      5,773            7,401
  Selling, general and administrative           3,622            4,650
  In-process technology charge                     --            7,078
                                             --------         --------
    Total operating expenses                    9,395           19,129
                                             --------         --------

Operating loss                                 (5,390)          (9,933)
Other income, net                               1,586              255
                                             --------         --------
Loss before income taxes and
  minority interest                            (3,804)          (9,678)
Provision  for income taxes                       633               58
                                             --------         --------

Net loss before minority interest              (4,437)          (9,736)
Minority interest in net loss of
  consolidated subsidiary                        (472)              --
                                             --------         --------

Net loss                                     $ (3,965)        $ (9,736)
                                             ========         ========

Basic and diluted net loss per share         $  (0.20)        $  (0.53)
                                             ========         ========

Shares used in per share calculation           19,418           18,199
                                             ========         ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           December 31,     September 30,
                                                               1998             1998
                                                            ---------         ---------
                                                            (unaudited)          (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $  13,354         $  27,776
  Restricted cash                                                  --               333
  Short-term investments                                        7,700             7,800
  Accounts receivable                                          10,646            19,069
  Inventories                                                  30,620            46,484
  Other current assets                                          9,506             4,938
                                                            ---------         ---------

Total current assets                                           71,826           106,400
Property, equipment, and leasehold improvements, net            5,657            44,316
Other assets                                                   63,491            51,452
                                                            ---------         ---------
Total assets                                                $ 140,974         $ 202,168
                                                            =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $     100         $  18,325
  Accounts payable                                             34,641            40,642
  Accrued compensation and benefits                             1,887             2,945
  Accrued expenses                                              7,587             8,036
  Income tax payable                                              477               524
  Current portion of long-term obligations                         --             3,339
                                                            ---------         ---------

Total  current liabilities                                     44,692            73,811
Income tax payable - non-current                                4,996             4,996
Long-term obligations                                              --            12,127
Minority interest in consolidated subsidiary                       --            20,314

Stockholders' equity:
  Preferred stock                                                  --                --
  Common stock                                                      2                 2
  Additional paid-in capital                                  118,140           116,199
  Accumulated deficit                                         (22,306)          (18,341)
  Cumulative translation adjustment                            (4,465)           (6,787)
  Unearned compensation                                           (85)             (153)
                                                            ---------         ---------

Total stockholders' equity                                     91,286            90,920
                                                            ---------         ---------
Total liabilities and stockholders' equity                  $ 140,974         $ 202,168
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                   -------------------------
                                                                                     1998            1997
                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                                $ (3,965)        $ (9,736)
  In-process technology charge                                                           --            7,078
  Gain on partial sale of ISSI-Taiwan                                                (1,211)              --
  Other charges to net income (loss) not affecting cash                               1,297            1,715
  Net effect of changes in current and other assets and current liabilities            (503)           4,508
                                                                                   --------         --------
     Cash provided by (used in) operating activities                                 (4,382)           3,565

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (2,250)          (5,043)
  Purchases of available-for-sale securities                                        (13,900)         (20,350)
  Sales of available-for-sale securities                                             14,000           33,300
  Partial sale of ISSI-Taiwan                                                         4,957               --
  Deconsolidation of ISSI-Taiwan                                                    (12,818)              --
  Investment in Wafertech, LLC                                                           --          (12,480)
  Investment in UICC                                                                     --           (4,730)
  Investment in NexFlash                                                             (1,000)              --
  Investment in DynaChip                                                               (500)              --
  Acquisition of Nexcom                                                                  --             (869)
                                                                                   --------         --------
     Cash used in investing activities                                              (11,511)         (10,172)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                           33,435           14,508
  Proceeds from issuance of common stock                                                  2              165
  Principal payments on notes payable and long-term obligations                     (32,293)         (15,876)
  Increase in restricted cash                                                            --           (1,100)
                                                                                   --------         --------
     Cash provided by (used in) financing activities                                  1,144           (2,303)
                                                                                   --------         --------

Effect of exchange rate changes on cash and cash equivalents                            327           (1,420)
                                                                                   --------         --------

Net increase (decrease) in cash and cash equivalents                                (14,422)         (10,330)
Cash and cash equivalents at beginning of period                                     27,776           22,334
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $ 13,354         $ 12,004
                                                                                   ========         ========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

        The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the "Company") and its consolidated majority owned subsidiaries (See note 14), after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

        Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


2. CONCENTRATIONS

        Sales to one customer accounted for approximately 15% and 18% of total net sales for the quarters ended December 31, 1998 and December 31, 1997, respectively.

        The Company uses ISSI-Taiwan for coordinating wafer purchases, assembly, and testing for substantially all its inventory.


3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:


                                                            (In thousands)
                                                        December 31   September 30
                                                           1998          1998
                                                         -------        -------
         Cash                                            $12,743        $23,893
         Money market instruments                            386            195
         Certificates of deposit                             225          4,021
         Auction preferred stock                           1,200          1,000
         Municipal bonds due in more than 3 years          6,500          6,800
                                                         -------        -------
                                                         $21,477        $35,909
                                                         =======        =======


4. INVENTORIES

        The following is a summary of inventories by major category:


                                    (In thousands)
                               December 31   September 30
                                  1998           1998
                                -------        -------
         Raw materials          $ 2,234        $ 5,447
         Work-in-process         13,753         14,868
         Finished goods          14,633         26,169
                                -------        -------
                                $30,620        $46,484
                                =======        =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. OTHER ASSETS

        Other assets consisted of the following:

                                                                  (In thousands)
                                                              December 31   September 30
                                                                 1998           1998
                                                               -------        -------
         Investment in WaferTech LLC                           $31,200        $31,200
         Investment in United Integrated Circuits Corp.          7,371         16,486
         Investment in ISSI-Taiwan                              19,413             --
         Investment in NexFlash                                  2,576             --
         Other                                                   2,931          3,766
                                                               -------        -------
                                                               $63,491        $51,452
                                                               =======        =======

6. INCOME TAXES

        The income tax provision for the three month period ended December 31, 1998 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes primarily related to the sale of ISSI-Taiwan stock. Due to U.S. losses, there is no U.S. tax provision. The effective tax rate for the three months ended December 31, 1998 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover federal net operating losses and foreign withholding taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

7. NET LOSS PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

               The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     Three Months Ended
                                                                        December 31,
                                                                   1998             1997
                                                                  -------         --------
         Numerator for basic and diluted loss per share:
         Net loss                                                 $(3,965)        $ (9,736)
                                                                  =======         ========

         Denominator for basic and diluted loss per share:
         Weighted average of common shares                         19,418           18,199
                                                                  =======         ========

         Basic and diluted loss per share                         $ (0.20)        $  (0.53)
                                                                  =======         ========

        The above diluted calculation does not include approximately 3,492,000 and 3,608,000 shares attributable to options as of December 31, 1998 and 1997, respectively, and 981,659 shares attributable to warrants as of December 31, 1998 as their impact would be anti-dilutive.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


9. COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS No. 130) as of the beginning of the three month period ending December 31, 1998. FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income or total stockholders' equity.

        The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                Three Months Ended
                                                                   December 31,
                                                              1998             1997
                                                            --------         --------
         Net loss                                           $ (3,965)        $ (9,736)
         Change in cumulative translation adjustment           2,322           (8,130)
                                                            --------         --------
         Comprehensive income                               $ (1,643)        $(17,866)
                                                            ========         ========

        Comprehensive income consists entirely of the cumulative translation adjustment on the Company's Condensed Consolidated Balance Sheets.


10. LITIGATION

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

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If the petition is upheld, the Company could face DRAM duties unless it is able to secure DRAM from outside of Taiwan. Currently, DRAM accounts for less than 10% of the Company's revenue.


11. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures About Segments of An Enterprise and Related Information" (FAS No. 131). FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. FAS No. 131 became effective for the Company during fiscal 1999. The Company does not believe that the adoption of FAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No.
133). FAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any will be immediately recognized in earnings. The Company expects to adopt FAS No. 133 as of the beginning of its fiscal year 2000. The Company does not believe that the adoption of FAS No. 133 will have a material impact on the Company's results of operations, cash flows, or financial position.


12. SPIN-OFF OF NEXFLASH TECHNOLOGIES, INC.

        Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to a newly formed company, NexFlash Technologies, Inc. The Company and NexFlash jointly own existing Flash related patents, and NexFlash will continue development of Flash products. The Company owns approximately 32% of NexFlash, and ISSI-Taiwan owns approximately 17%, which includes approximately 6% of NexFlash purchased for $1,000,000. ISSI's President is temporarily acting as Chief Executive Officer of NexFlash.

        In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share to the NexFlash investors. The warrants expire on November 4, 2000.

        As a result of this transaction and after recording its equity in the net loss of NexFlash of $0.5 million for the quarter ended December 31, 1998, the Company is carrying an equity investment in NexFlash of $2.6 million.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. OTHER TRANSACTIONS

1998 ISSI-TAIWAN STOCK PLAN

        On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan "Taiwan Stock Plan" that provides for non-statutory stock options in the common stock of ISSI-Taiwan for employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ISSI-Taiwan to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ISSI-Taiwan stock which may be optioned and sold is 12,000,000. This represents approximately 10% of the outstanding shares of ISSI-Taiwan. At December 31, 1998, 11,999,000 shares were outstanding under the ISSI-Taiwan Stock Plan.

        Under the terms of the Taiwan Stock Plan, the exercise price, which is deemed to be fair value, and the exercise period of the non-statutory stock option grants are determined by the Board of Directors on the date of grant. Generally, the stock options vest one-third annually on the anniversary of the date of grant. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy.

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


14. PARTIAL SALE OF INTEGRATED SILICON SOLUTION (TAIWAN) INC.

        In December 1998, the Company sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million). Effective December 31, 1998, the Company owned approximately 43% of ISSI-Taiwan and accounted for ISSI-Taiwan on the equity basis.

        ISSI-Taiwan was consolidated in the accompanying statement of operations until December 31, 1998 when the additional 20% of its holdings were sold. The accompanying consolidated balance sheet as of December 31, 1998 reflects ISSI-Taiwan as an investment accounted for on the equity basis.


15. RESTATEMENT

        The Company's retained earnings as reported in its Form 10-K for the year ended September 30, 1998 was restated. The impact of the restatement was to increase accumulated deficit and decrease cumulative translation adjustment by $6.7 million. There was no impact on income reported for any of the periods presented herein.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16. SUBSEQUENT EVENT

PARTIAL SALE OF INVESTMENT IN WAFERTECH, LLC.

        In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company will record a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to the risk related factors set forth in this report on Form 10-Q.

BACKGROUND

        The Company designs, develops and markets high performance memory devices including static random access memory ("SRAM"), specialty dynamic random access memory ("DRAM"), and nonvolatile memory ("NVM"). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company's memory devices are used in networking applications, telecommunications, personal computers ("PCs"), disk drives and other peripherals, data communications, office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. DRAM products focus on high speed, low density devices with densities of 2, 4, and 16 megabits. Nonvolatile memory products include EEPROMs (electrically erasable programmable read only memories) and EPROMs (erasable programmable read only memories). The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

        The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. Although the Company believes that these relationships assist in securing access to leading edge process technology and a committed source for wafer processing, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries." The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in a business venture with TSMC and an equity investment in a business venture with UMC.


RESULTS OF OPERATIONS

        The Company's financial results for fiscal 1998 are presented on a consolidated basis and include the results of the operations which were transferred to NexFlash as well as those of ISSI-Taiwan. Effective November 1998, the Company's financial results no longer consolidate the results of NexFlash, as the Company's ownership of NexFlash became less than 50%. Effective November 1998, the Company accounts for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's results of operations. This change is expected to have a minimal effect on the Company's consolidated revenue and will result in a decrease in the Company's consolidated research and development expenses. In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. The Balance Sheet as of December 31, 1998 reflects the accounting for ISSI-Taiwan on the equity basis. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations will no longer consolidate the results of ISSI-Taiwan, but will instead account for ISSI-Taiwan on the equity basis and will include its percentage share of ISSI-Taiwan's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results will no longer include ISSI-Taiwan, there will be a significant decline in the Company's consolidated revenue and operating expenses and there may be an increase in the Company's effective tax rate.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 32% to $26.8 million in the three months ended December 31, 1998, from $39.4 million in the three months ended December 31, 1997. The decrease in sales was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K SRAM. Additionally, shipments and average selling prices of the Company's DRAM products declined significantly in the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales includes approximately $1.2 million in sales to NexFlash in the three months ended December 31, 1998. Additionally, included in net sales for the three months ended December 31, 1998 were sales of ISSI-Taiwan of approximately $9.7 million. Effective January 1, 1999, the Company's financials results will no longer consolidate the sales of ISSI-Taiwan. Sales to 3Com accounted for approximately 15% and 18% of total net sales for the quarter ended December 31, 1998 and December 31, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 56% to $4.0 million in the three months ended December 31, 1998, from $9.2 million in the three months ended December 31, 1997. As a percentage of net sales, gross profit decreased to 14.9% in the three months ended December 31, 1998 from 23.3% in the three months ended December 31, 1997. The December 31, 1997 quarter included a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products and $0.8 million related to the write-down of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997. Excluding the inventory write-down in the December 1997 quarter, the decrease in gross profit was primarily due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K SRAM. Additionally, shipments and average selling prices of the Company's DRAM products declined significantly in the three months ended December 31, 1998 compared to the three months ended December 31, 1997. Although product unit costs were lower in the December 1998 quarter compared to the December 1997 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses decreased by 22% to $5.8 million in the three months ended December 31, 1998, from $7.4 million in the three months ended December 31, 1997. As a percentage of net sales, research and development expenses increased to 21.5% in the three months ended December 31, 1998, from 18.8% in the three months ended December 31, 1997. The decreases in absolute dollars were primarily the result of the Company's transfer of Flash development efforts to NexFlash, as well as the Company's expense reduction efforts, which include a reduction in workforce during fiscal 1998, salary cuts, and limitations on discretionary spending. The Company anticipates research and development expenses will decline next quarter primarily as a result of its no longer consolidating the financial results of ISSI-Taiwan, and believes that such expenses in subsequent quarters may fluctuate as a percentage of net sales.

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

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 22% to $3.6 million in the three months ended December 31, 1998 from $4.7 million in the three months ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in the three months ended December 31, 1998, from 11.8% in the three months ended December 31, 1997. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues and, to a lesser extent, decreased payroll resulting from the spin-off of NexFlash. The Company expects its selling, general and administrative expenses to decline next quarter primarily as a result of its no longer consolidating the financial results of ISSI-Taiwan and believes that such expenses in subsequent quarters may fluctuate as a percentage of net sales.

        Other income, Net. Other income, net increased to $1.6 million in the three months ended December 31, 1998 from $0.3 million in the three months ended December 31, 1997. In December 1998, the Company sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. After completion of this transaction, the Company owns approximately 43% of ISSI-Taiwan. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million).

        Provision (benefit) for Income Taxes. The income tax provision for the three month period ended December 31, 1997 is based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes. The effective tax rate for the three months ended December 31, 1998 is higher than for the same period for 1997 due to higher withholding taxes related to the sale of ISSI-Taiwan stock. Subsequent to the sale of additional ISSI-Taiwan shares and the transfer of NexFlash to joint ownership, the Company's effective tax rate may increase if profits are earned in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $21.1 million. During the first three months of fiscal 1999, operating activities used cash of approximately $4.4 million. Cash used by operations was primarily due to decreases in accounts payable and net loss partially offset by decreases in inventory, accounts receivable, and other assets.

        Inventory decreased to $30.6 million at December 31, 1998 from $46.5 million at September 30, 1998. The decrease in inventory was primarily the result of accounting for ISSI-Taiwan on the equity basis.

        Accounts payable decreased to $34.6 million at December 31, 1998 from $40.6 million at September 30, 1998. The balance of accounts payable is principally related to inventory purchases.

        In the first three months of fiscal 1999, the Company used $11.5 million for investing activities compared to $10.2 million in the first three months of fiscal 1998. The cash used for investing activities was primarily the result of a net cash outflow of $7.9 million from the partial sale of ISSI-Taiwan which represents the pre-tax cash received from the partial sale net of the cash excluded from the balance sheet as a result of accounting for ISSI-Taiwan on the equity basis. In addition, $2.3 million was used for the acquisition of fixed assets, $1.0 million invested by ISSI-Taiwan in NexFlash, and $0.5 million was invested in Dynachip which includes $0.3 million invested by ISSI-Taiwan.

        In the first three months of fiscal 1999, the Company made capital expenditures of approximately $2.3 million, of which substantially all was by ISSI-Taiwan for the purchase of test equipment. The Company expects to spend approximately $2.5 million to purchase capital equipment during the next twelve months, principally for the purchase of computer software and hardware, design and engineering tools and additional test equipment.

        In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. In December 1998, the Company sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million). After completion of this transaction the Company owns approximately 43% of ISSI-Taiwan and will account for ISSI-Taiwan on the equity basis.

        In June 1996, the Company entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company will record a loss of approximately $0.4 million in the March 1999 quarter related to this transaction. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $19.2 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Additionally, in fiscal 1995, the Company entered into a business venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company has invested approximately $7.4 million for approximately a 1.7% equity interest and ISSI-Taiwan has invested approximately $9.8 million (subject to fluctuations in the New Taiwanese Dollar) for approximately a 2.1% equity interest in the venture of which UMC retains 55% ownership. The final payment of approximately $4.7 million was made to UICC in December 1997. The UICC facility was severely damaged by fire in October 1997. It is the Company's understanding that the damage was covered by insurance. UICC has undertaken a clean up of the facility but reconstruction has not commenced as an alternative site is being evaluated. A decision as to whether to build on the existing site or the alternative site has not yet been made. The Company believes that its investment of $7.4 million is recoverable.

        The Company generated $1.1 million from financing activities during the first three months of fiscal 1999, as compared to using $2.3 million in the first three months of fiscal 1998. The source of financing for the current quarter was from net borrowings under short-term and long-term lines of credit.

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

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in unit shipments of the Company's SRAM products. In addition, in fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and NVM products. In the first three months of fiscal 1999, approximately 42% of the Company's net sales was attributable to customers located in the United States, 14% was attributable to customers located in Europe and 44% was attributable to customers located in Asia. In fiscal 1998, approximately 43% of the Company's net sales was attributable to customers located in the United States, 18% was attributable to customers located in Europe and 39% was attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales was attributable to customers located in the United States, 13% was attributable to customers located in Europe and 42% was attributable to customers located in Asia. In the first three months of fiscal 1999, in fiscal 1998 and 1997, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 58%, 57% and 55% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, since late 1997 many Asian countries, including Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what future effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

        In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations will no longer consolidate the results of ISSI-Taiwan, but will instead account for ISSI-Taiwan on the equity basis and will include its percentage share of

ISSI-Taiwan's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results no longer include ISSI-Taiwan, there will be a significant decline in the Company's consolidated revenue and operating expenses, and there may be an increase in the Company's effective tax rate.

DECLINES IN AVERAGE SELLING PRICES

        Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for the Company's products during 1996, 1997 and 1998. Historically, average selling prices for semiconductor memory products have declined, and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place, which involves efforts to reduce internal costs and supplier costs, in an effort to reduce its cost per unit for certain products. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

RISK OF INVENTORY WRITE-DOWNS

        Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in the Company's quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September 1998 quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. The September 1998 quarter included a $2.9 million write-down of certain of the Company's Flash inventories due to obsolescence resulting from the Company's decision to spin off the Flash product business to form NexFlash. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. In this regard, in the June 1996 quarter, the Company recorded a $15 million write-down for various SRAM and NVM products that the Company's forecast indicated would not be sold in the next six months. The Company did not expect to sell the excess inventory at the time because the volume and price declines from the December 1995 quarter to the June 1996 quarter resulted in a decrease in revenues of 38%. During this period, market conditions were extremely uncertain. Furthermore, during the fourth fiscal quarter of 1996 the Company experienced a continued decline in revenue of 16% from the June 1996 quarter. While the Company continued to focus on the selling of this product, sales reached a bottom in its decline in the September 1996 quarter and stayed relatively flat in the December 1996 quarter. Subsequently, as market conditions improved in the latter part of the December 1996 quarter, the Company was able to sell certain of these products. As a result of improving market conditions during fiscal 1997, the Company was able to sell

$13.9 million of the written-off product. However, the Company considers such sales unusual and there can be no assurance that in the future written-off inventory can be sold. Historically, the Company has consistently applied this practice in valuing inventory and, until the events that transpired in the first through third quarters of fiscal 1996, had never recorded material write-downs or recoveries. The Company believes that based on the factors noted above, its six month write-off policy is still appropriate as a method to identify and estimate inventory exposure. There can be no assurance that in the future additional inventory write-downs will not occur.

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

CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. Sales to one customer, 3Com, accounted for approximately 15% and 18% of total net sales for the quarter ended December 31, 1998 and December 31, 1997, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

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

        The Company has certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company has agreed to make certain annual purchases totaling, in aggregate, approximately $19.2 million through 2001 from TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company has minimum purchase obligations to TSMC related to WaferTech LLC, a business venture in which the Company is an investor. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company will be required to make payments for the unused capacity and its business and operating results would be materially and adversely affected.

INTERNATIONAL OPERATIONS

        The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws, and possibly, political instability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. The Company transacts business predominately in U.S. and New Taiwan dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. The Company's business and results of operations have been negatively impacted by exchange rate fluctuations in the past and there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

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

        Through December 1998, ISSI-Taiwan was a controlled foreign corporation ("CFC") for U.S. income tax purposes. Under U.S. rules for taxing CFCs, all or a portion of the earnings of ISSI-Taiwan may become subject to U.S. tax as inclusions in the U.S. taxable income of the Company (with a credit for foreign taxes paid by ISSI-Taiwan) if one or more of a number of events occur. Such events include, but are not limited to, ISSI-Taiwan lending funds to the Company or otherwise investing in certain proscribed assets and ISSI-Taiwan engaging in various types of transactions defined in the Subpart F provisions of the U.S. Internal Revenue Code. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to such changes in U.S. tax laws as may occur. However, over time the CFC rules may cause the Company's tax rate to increase.

YEAR 2000 READINESS DISCLOSURE

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

        The Company has done an initial assessment of its critical IT systems and has identified at least one area (accounting software) that is not Year 2000 compliant. The Company has selected an alternative software package and intends to have implementation completed by October 1999. However, there can be no assurance that there will not be a delay in the implementation of such systems. It is estimated that the cost of implementing the new software will range between $0.3 million to $0.6 million. With respect to critical non-IT systems, the Company has assessed the compliance of these systems and believes that these systems are Year 2000 compliant. There can be no assurance that the Company has successfully identified all its internal Year 2000 issues. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse affect on the Company's business and results of operations.

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

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If the petition is upheld, the Company could face DRAM duties unless it is able to secure DRAM from outside of Taiwan. Currently, DRAM accounts for less than 10% of the Company's revenue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) The following exhibits are filed as a part of this report.

                Exhibit 27 Financial Data Schedule.

        (b) Reports on Form 8-K.

        The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

ITEM 7A. FINANCIAL MARKET RISK

        The Company's principal financial market risk relates to the interest rates associated with our available-for-sale securities. At December 31, 1998, our market risk related to these investments was immaterial.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Integrated Silicon Solution, Inc.
                                       (Registrant)


Dated:  February 16, 1999              /s/ Gary L. Fischer
                                       -----------------------------------------
                                       Gary L. Fischer
                                       Executive Vice President,
                                       Office of the President, and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  27               Financial Data Schedule.