Form 10-Q
period 1999-03-31
INTEGRATED SILICON SOLUTION INC
filed 1999-05-17
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999                      .
                               -----------------------------------------------

                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                        000-23084                        .


                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------


                   Delaware                                      77-0199971
         ------------------------------                      -------------------
         (State or other jurisdiction of                      (I.R.S Employer
         incorporation or organization)                      Identification No.)

         2231 Lawson Lane, Santa Clara, California                  95054.
         -----------------------------------------------------------------------
         (Address of principal executive offices)                  zip code

         Registrant's telephone number, including area code  (408) 588-0800    .
                                                            -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of outstanding shares of the registrant's Common Stock as of May 7, 1999 was 19,574,841

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                   Three Months Ended          Six Months Ended
                                                        March 31,                  March 31,
                                                 ----------------------      ----------------------
                                                   1999          1998          1999          1998
                                                 --------      --------      --------      --------
Net sales                                        $ 17,366      $ 40,652      $ 44,167      $ 80,066
Cost of sales                                      13,694        28,219        36,490        58,437
                                                 --------      --------      --------      --------
Gross Profit                                        3,672        12,433         7,677        21,629
                                                 --------      --------      --------      --------

Operating Expenses:
  Research and development                          4,170         8,370         9,943        15,771
  Selling, general and administrative               2,704         4,577         6,326         9,227
  In-process technology charge                         --            --            --         7,078
                                                 --------      --------      --------      --------
    Total operating expenses                        6,874        12,947        16,269        32,076
                                                 --------      --------      --------      --------

Operating loss                                     (3,202)         (514)       (8,592)      (10,447)
Other income (loss), net                             (236)          822         1,433         1,077
                                                 --------      --------      --------      --------
Income (loss) before income taxes,
  minority interest and equity in net income
  (loss) of affiliated companies                   (3,438)          308        (7,159)       (9,370)
Provision  for income taxes                           225           297           858           355
                                                 --------      --------      --------      --------

Net income (loss) before minority interest
  and equity in net income (loss) of
  affiliated companies                             (3,663)           11        (8,017)       (9,725)

Minority interest in net loss of
  consolidated subsidiary                              --            --          (472)           --
Equity in net income (loss) of
  affiliated companies                               (282)           --          (365)           --
                                                 --------      --------      --------      --------

Net income (loss)                                $ (3,945)     $     11      $ (7,910)     $ (9,725)
                                                 ========      ========      ========      ========

Basic income (loss) per share                    $  (0.20)     $   0.00      $  (0.41)     $  (0.52)
                                                 ========      ========      ========      ========
Shares used in basic per share calculation         19,521        18,996        19,469        18,598
                                                 ========      ========      ========      ========

Diluted income (loss) per share                  $  (0.20)     $   0.00      $  (0.41)     $  (0.52)
                                                 ========      ========      ========      ========
Shares used in diluted per share calculation       19,521        19,626        19,469        18,598
                                                 ========      ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31,            September 30,
                                                                     1999                   1998
                                                                 -----------            -------------
                                                                 (unaudited)                 (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  16,707               $  27,776
  Restricted cash                                                        --                     333
  Short-term investments                                              8,000                   7,800
  Accounts receivable                                                11,777                  19,069
  Inventories                                                        28,950                  46,484
  Other current assets                                                4,453                   4,938
                                                                  ---------               ---------

Total current assets                                                 69,887                 106,400
Property, equipment, and leasehold improvements, net                  4,980                  44,316
Other assets                                                         52,287                  51,452
                                                                  ---------               ---------
Total assets                                                      $ 127,154               $ 202,168
                                                                  =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $     100               $  18,325
  Accounts payable                                                   23,028                  40,642
  Accrued compensation and benefits                                   1,716                   2,945
  Accrued expenses                                                    9,655                   8,036
  Income tax payable                                                    476                     524
  Current portion of long-term obligations                               --                   3,379
                                                                  ---------               ---------

Total  current liabilities                                           34,975                  73,851
Income tax payable - non-current                                      4,996                   4,996
Long-term obligations                                                    --                  12,087
Minority interest in consolidated subsidiary                             --                  20,314

Stockholders' equity:
  Preferred stock                                                        --                      --
  Common stock                                                            2                       2
  Additional paid-in capital                                        118,559                 116,199
  Accumulated deficit                                               (26,251)                (18,341)
  Cumulative translation adjustment                                  (5,050)                 (6,787)
  Unearned compensation                                                 (77)                   (153)
                                                                  ---------               ---------

Total stockholders' equity                                           87,183                  90,920
                                                                  ---------               ---------
Total liabilities and stockholders' equity                        $ 127,154               $ 202,168
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                    Six Months Ended
                                                                                        March 31,
                                                                             -------------------------------
                                                                               1999                   1998
                                                                             --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (7,910)              $ (9,725)
  In-process technology charge                                                     --                  7,078
  Net gain on partial sale of investments                                        (812)                    --
  Other charges to net loss not affecting cash                                  2,446                  3,843
  Net effect of changes in current and other assets
     and current liabilities                                                   (4,691)                (5,201)
                                                                             --------               --------
     Cash used in operating activities                                        (10,967)                (4,005)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                         (2,431)                (8,930)
  Purchases of available-for-sale securities                                  (15,400)               (25,550)
  Sales of available-for-sale securities                                       15,200                 43,050
  Proceeds from partial sale of ISSI-Taiwan                                     4,957                     --
  Cash impact of deconsolidation of ISSI-Taiwan                               (12,818)                    --
  Investment in Wafertech, LLC                                                     --                (12,480)
  Proceeds from partial sale of Wafertech                                      10,000
  Investment in UICC                                                               --                 (4,730)
  Investment in NexFlash                                                       (1,000)                    --
  Investment in DynaChip                                                         (500)                    --
  Acquisition of Nexcom                                                            --                   (869)
                                                                             --------               --------
     Cash used in investing activities                                         (1,992)                (9,509)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                     33,435                 32,666
  Proceeds from issuance of common stock                                          421                  1,535
  Principal payments on notes payable and long-term obligations               (32,293)               (21,512)
                                                                             --------               --------
     Cash provided by financing activities                                      1,563                 12,689
                                                                             --------               --------

Effect of exchange rate changes on cash and cash equivalents                      327                 (1,426)
                                                                             --------               --------

Net decrease in cash and cash equivalents                                     (11,069)                (2,251)
Cash and cash equivalents at beginning of period                               27,776                 22,334
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $ 16,707               $ 20,083
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

        Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


2.      CONCENTRATIONS

        Sales to one customer accounted for approximately 32% and 24% of total net sales for the quarter ended March 31, 1999 and March 31,1998, respectively, and approximately 22% and 25% of total net sales for the six months ended March 31, 1999 and March 31, 1998, respectively. Revenue recognized for one distributor accounted for 16% of total net sales for the quarter ended March 31, 1999 and 10% of total net sales for the six months ended March 31, 1999. For the three and six month periods ended March 31, 1998, revenue recognized for this distributor was less than 10%.

        The Company uses ISSI-Taiwan for coordinating wafer purchases, assembly, and testing for substantially all its inventory.


3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:


                                                            (In thousands)
                                                     March 31            September 30
                                                       1999                  1998
                                                      -------              -------
Cash                                                  $16,395              $23,893
Money market instruments                                  128                  195
Certificates of deposit                                   184                4,021
Auction preferred stock                                 1,200                1,000
Municipal bonds due in more than 3 years                6,800                6,800
                                                      -------              -------
                                                      $24,707              $35,909
                                                      =======              =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      INVENTORIES

        The following is a summary of inventories by major category:


                                   (In thousands)
                             March 31            September 30
                              1999                  1998
                              ----                  ----
Raw materials                $ 5,044              $ 5,447
Work-in-process               10,943               14,868
Finished goods                12,963               26,169
                             -------              -------
                             $28,950              $46,484
                             =======              =======


5.      OTHER ASSETS

        Other assets consisted of the following: (In thousands)


                                                           March 31             September 30
                                                             1999                 1998
                                                             ----                 ----
Investment in WaferTech LLC                                 $20,800              $31,200
Investment in United Integrated Circuits Corp.                7,371               16,486
Investment in ISSI-Taiwan                                    19,034                   --
Investment in NexFlash                                        2,151                   --
Other                                                         2,931                3,766
                                                            -------              -------
                                                            $52,287              $51,452
                                                            =======              =======


6.      INCOME TAXES

        The provision for income taxes for the three and six month periods ended March 31, 1999 is primarily based on foreign withholding taxes related to the sale of ISSI-Taiwan stock in the first quarter and other foreign withholding taxes in the second quarter of fiscal 1999. Due to U.S. losses, there is no U.S. tax provision. The tax for the three and six months ended March 31, 1999 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover federal net operating losses and foreign withholding taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.      NET INCOME (LOSS) PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                           Three Months Ended               Six Months Ended
                                                               March 31,                        March 31,
                                                       -------------------------        -------------------------
                                                         1999             1998            1999             1998
                                                       --------         --------        --------         --------
Net income (loss)                                      $ (3,945)        $     11        $ (7,910)        $ (9,725)
                                                       ========         ========        ========         ========

Weighted average common shares outstanding               19,521           18,996          19,469           18,598
Denominator for basic income (loss) per share            19,521           18,996          19,469           18,598
                                                       --------         --------        --------         --------

Dilutive stock options                                       --              630              --               --
                                                       --------         --------        --------         --------

Denominator for diluted income (loss) per share          19,521           19,626          19,469           18,598
                                                       ========         ========        ========         ========

Basic income (loss) per share                          $  (0.20)        $   0.00        $  (0.41)        $  (0.52)
                                                       ========         ========        ========         ========
Diluted income (loss) per share                        $  (0.20)        $   0.00        $  (0.41)        $  (0.52)
                                                       ========         ========        ========         ========


        The above diluted calculation for the three months ended March 31, 1999 and 1998, does not include approximately 3,309,000 and 821,000 shares attributable to options as of March 31, 1999 and 1998, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 1999 and 1998, does not include approximately 3,416,000 and 3,893,000 shares attributable to options as of March 31, 1999 and 1998, respectively, as their impact would be anti-dilutive.


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

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The components of comprehensive income, net of related tax, are as follows (in thousands):


                                                      Three Months Ended                Six Months Ended
                                                           March 31,                        March 31,
                                                   -------------------------        -------------------------
                                                     1999             1998            1999             1998
                                                   --------         --------        --------         --------
Net income (loss)                                  $ (3,945)        $     11        $ (7,910)        $ (9,725)
Change in cumulative translation adjustment            (585)               2           1,737           (8,128)
                                                   --------         --------        --------         --------

Comprehensive income (loss)                        $ (4,530)        $     13        $ (6,173)        $(17,853)
                                                   ========         ========        ========         ========


10.     LITIGATION

               In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will be issued in the year 2001. The Company will pay duties on Taiwan SRAM entries before that date at the bond or deposit rate.

        The Company has retained legal counsel to defend and assist its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

        Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAM from outside of Taiwan. The DOC preliminary determination is due on May 21, 1999 and bond or cash deposit requirements will apply to DRAM entries after that date. Currently, DRAMs accounts for less than 15% of the Company's revenue.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


12.     SPIN-OFF OF NEXFLASH TECHNOLOGIES, INC.

        Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to a newly formed company, NexFlash Technologies, Inc. The Company and NexFlash jointly own existing Flash related patents, and NexFlash will continue development of Flash products. The Company owns approximately 32% of NexFlash, and ISSI-Taiwan owns approximately 17%, which includes approximately 6% of NexFlash purchased for $1,000,000. ISSI's President is Chairman of NexFlash.

        In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share to the NexFlash investors. The warrants expire on November 4, 2000.

        As a result of this transaction and after recording its equity in the net loss of NexFlash of $0.9 million for the six months ended March 31, 1999, the Company is carrying an equity investment in NexFlash of $2.2 million.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.     OTHER TRANSACTIONS

1998 ISSI-TAIWAN STOCK PLAN

        On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan ("Taiwan Stock Plan") that provides for non-statutory stock options in the common stock of ISSI-Taiwan to be granted to employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ISSI-Taiwan to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ISSI-Taiwan stock which may be optioned and sold is 12,000,000. This represents approximately 10% of the outstanding shares of ISSI-Taiwan and approximately 25% of the Company's ownership. At March 31, 1999, options to purchase 11,999,000 shares were outstanding under the ISSI-Taiwan Stock Plan.

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

        In the event of an optionee's termination of status as an employee or consultant of the Company, without cause, within twelve months of certain changes of control of the Company, the Taiwan Stock Plan provides for full acceleration of the exercisability of all outstanding options held by such optionee.

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

        ISSI-Taiwan was consolidated in the accompanying statement of operations until December 31, 1998 when the additional 20% of the Company's holdings were sold. The accompanying consolidated balance sheet as of March 31, 1999 reflects ISSI-Taiwan as an investment accounted for on the equity basis.


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

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.     PARTIAL SALE OF INVESTMENT IN WAFERTECH, LLC.

        In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.


17.     SUBSEQUENT EVENT

SALE OF INVESTMENT IN UICC

        In April 1999, the Company agreed to sell its investment in UICC to UMC for its original acquisition cost. The Company will record a gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain results from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar.

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

BACKGROUND

        The Company designs, develops and markets high performance memory devices including static random access memory ("SRAM"), specialty dynamic random access memory ("DRAM"), and nonvolatile memory ("NVM"). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company's memory devices are used in networking applications, telecommunications, personal computers ("PCs"), disk drives and other peripherals, data communications, office automation, instrumentation and consumer products. The Company's SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. The Company's DRAM products focus on high speed, low density devices with densities of 2, 4, and 16 megabits. The Company's nonvolatile memory products include EEPROMs (electrically erasable programmable read only memories) and EPROMs (erasable programmable read only memories). The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

        The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. Although the Company believes that these relationships assist in securing access to leading edge process technology and a committed source for wafer processing, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries." The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in Wafertech, LLC., a business venture with TSMC.


RESULTS OF OPERATIONS

        The Company's financial results for fiscal 1998 are presented on a consolidated basis and include the results of the operations which were transferred to NexFlash as well as those of ISSI-Taiwan. Effective November 1998, the Company's financial results no longer consolidate the results of NexFlash, as the Company's ownership of NexFlash became less than 50%. Effective November 1998, the Company accounts for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's results of operations. This change is expected to have a minimal effect on the Company's consolidated revenue and will result in a decrease in the Company's consolidated research and development expenses. In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. The Company's Balance Sheet as of March 31, 1999 reflects the accounting for ISSI-Taiwan on the equity basis. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidate the results of ISSI-Taiwan, but instead account for ISSI-Taiwan on the equity basis and includes its percentage share of ISSI-Taiwan's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results will no longer include ISSI-Taiwan, there will be a significant decline in the Company's consolidated revenue and operating expenses.

        The following proforma financial results for fiscal 1998 are presented with the results of ISSI-Taiwan for the three month periods ended March 31, 1999 and 1998 included in equity in net income (loss) in affiliated companies. Those operations that were transferred to NexFlash are included in the results of fiscal 1998. For management discussion purposes, comparisons will be made to the results presented below.


                                                                                   (In thousands)
                                                                 Three Months Ended                 Six Months Ended
                                                                      March 31,                        March 31,
                                                             -------------------------         -------------------------
                                                               1999             1998             1999             1998
                                                             --------         --------         --------         --------
                                                                              Proforma                          Proforma
Net sales                                                    $ 17,366         $ 28,665         $ 44,167         $ 68,079
Cost of sales                                                  13,694           21,592           36,743           51,810
                                                             --------         --------         --------         --------
Gross Profit                                                    3,672            7,073            7,677           16,269
                                                             --------         --------         --------         --------

Research and development                                        4,170            6,075            9,943           13,476
Selling, general and administrative                             2,704            3,545            6,326            8,195
In-process technology charge                                       --               --               --            7,078
                                                             --------         --------         --------         --------
Total operating expenses                                        6,874            9,620           16,269           28,749
                                                             --------         --------         --------         --------

Operating loss                                                 (3,202)          (2,547)          (8,592)         (12,480)
Other income (loss), net                                         (236)             572            1,433              827
                                                             --------         --------         --------         --------
Loss before income taxes, minority interest and
  equity in net income (loss) of affiliated companies          (3,438)          (1,975)          (7,159)         (11,653)
Provision for income taxes                                        225              145              858              203
                                                             --------         --------         --------         --------
Net loss before minority interest and equity
  in net income (loss) of affiliated companies                 (3,663)          (2,120)          (8,017)         (11,856)
Minority interest in net loss of consolidated
  subsidiary                                                       --               --             (472)              --
Equity in net income (loss) of affiliated
  companies                                                      (282)           2,131             (365)           2,131
                                                             --------         --------         --------         --------
Net income (loss)                                            $ (3,945)        $     11         $ (7,910)        $ (9,725)
                                                             ========         ========         ========         ========


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 39% to $17.4 million in the three months ended March 31, 1999, from $28.7 million in the three months ended March 31, 1998. The decrease in sales was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K, 64K x 16, and 256K module SRAM products. Additionally, unit shipments of the Company's 2 megabit DRAM product declined significantly in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales includes approximately $1.0 million of deferred licensing revenue in the three months ended March 31, 1999, which is not expected to occur in future quarters. Additionally, net sales includes approximately $0.8 million in sales to ISSI-Taiwan and approximately $0.1 million in sales to NexFlash in the three months ended March 31, 1999.

        Sales to 3Com, accounted for approximately 32% and 24% of total net sales for the quarters ended March 31, 1999 and March 31,1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. Revenue recognized for one distributor accounted for 16% of total net sales for the quarter ended March 31, 1999. For the quarter ended March 31, 1998, revenue recognized for this distributor was less than 10%.

        Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 48% to $3.7 million in the three months ended March 31,1999 from $7.1 million in the three months ended March 31, 1998. As a percentage of net sales, gross profit decreased to 21.1% in the three months ended March 31, 1999 from 24.7% in the three months ended March 31, 1998. The Company's gross profit for the three months ended March 31, 1999 benefited from $1.0 in licensing revenue, which is not expected to occur in future quarters. The decrease in gross profit in the three months ended March 31, 1999 was primarily due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K, 64K x 16, and 256K module SRAM products. Additionally, shipments and average selling prices of the Company's 2 megabit DRAM product declined significantly in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Although product unit costs were lower in the March 1999 quarter compared to the March 1998 quarter, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses decreased by 31% to $4.2 million in the three months ended March 31, 1999, from $6.1 million in the three months ended March 31, 1998. As a percentage of net sales, research and development expenses increased to 24.0% in the three months ended March 31, 1999, from 21.2% in the three months ended March 31, 1998. The decreases in absolute dollars were primarily the result of the Company's transfer of its Flash development efforts to NexFlash, as well as the Company's expense reduction efforts, which include a reduction in workforce during fiscal 1998, salary cuts, and limitations on discretionary spending. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 24% to $2.7 million in the three months ended March 31, 1999 from $3.5 million in the three months ended March 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 15.6% in the three months ended March 31, 1999, from 12.4% in the three months ended March 31, 1998. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues and, to a lesser extent, decreased payroll resulting from the spin-off of NexFlash and a reduction in discretionary spending in fiscal 1999. The Company expects its selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Other income (loss), Net. Other income (loss), net decreased to $(0.2) million in the three months ended March 31, 1999 from $0.6 million in the three months ended March 31, 1998. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

        Provision for Income Taxes. The provision for income taxes for the three month period ended March 31, 1999 is based on foreign withholding taxes. The tax for the three months ended March 31, 1999 is higher than for the same period for 1998 due to higher foreign withholding taxes.


SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

        Net Sales. Net sales decreased by 35% to $44.2 million in the six months ended March 31, 1999, from $68.1 million in the six months ended March 31, 1998. The decrease in sales was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K, 256K module and 64K x 16 SRAM products. Additionally, unit shipments of the Company's 2 megabit DRAM product declined significantly in the six months ended March 31, 1999 compared to the six months ended March 31, 1998. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales includes approximately $1.0 million of deferred licensing revenue in the six months ended March 31, 1999, which is not expected to occur in future quarters. Additionally net sales includes approximately $0.8 million in sales to ISSI-Taiwan and approximately $1.3 million in sales to NexFlash in the six months ended March 31, 1999. Effective January 1, 1999, the Company's financials results no longer consolidate the sales of ISSI-Taiwan.

        Sales to one customer, 3Com, accounted for approximately 22% and 25% of total net sales for the six months ended March 31, 1999 and March 31, 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. Revenue recognized for one distributor accounted for 10% of total net sales for the six months ended March 31, 1999. For the six month period ended March 31, 1998, revenue recognized for this distributor was less than 10%.

        Gross Profit. Gross profit decreased 53% to $7.7 million in the six months ended March 31, 1999, from $16.7 million in the six months ended March 31, 1998. As a percentage of net sales, gross profit decreased to 17.4% in the six months ended March 31, 1998 from 23.9% in the six months ended March 31, 1998. The Company's gross profit for the six months ended March 31, 1999 benefited from $1.2 in licensing revenue, which is not expected to occur in future quarters. The December 31, 1997 quarter included a $2.6 million inventory write-down, of which $1.8 million related to lower of cost or market issues on certain of the Company's NVM products and $0.8 million related to the write-down of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997. The decrease in gross profit in the six months ended March 31, 1999 was primarily due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K, 64K x 16, and 256K module SRAM products. Additionally, shipments and average selling prices of the Company's 2 megabit DRAM product declined significantly in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Although product unit costs were lower in the six months ended March 31, 1999 compared to the six months ended March 31, 1998, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses decreased by 26% to $9.9 million in the six months ended March 31, 1999, from $13.5 million in the six months ended March 31, 1998. As a percentage of net sales, research and development expenses increased to 22.5% in the six months ended March 31, 1999, from 19.8% in the six months ended March 31, 1998. The decrease in absolute dollars was primarily the result of the Company's transfer of its Flash development efforts to NexFlash, as well as the Company's expense reduction efforts, which included a reduction in workforce during fiscal 1998, salary cuts, and limitations on discretionary spending. The Company anticipates that its research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 23% to $6.3 million in the six months ended March 31, 1999 from $8.2 million in the six months ended March 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 14.3% in the six months ended March 31, 1998, from 12.0% in the six months ended March 31, 1998. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues and, to a lesser extent, decreased payroll resulting from the spin-off of NexFlash and a reduction in discretionary spending in fiscal 1999. The Company expects its selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

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

        Other income (loss), Net. Other income (loss), net increased to $1.4 million in the six months ended March 31, 1999 from $0.8 million in the six months ended March 31, 1998, primarily due to a pre-tax gain of $1.2 million resulting from the sale of 20% of the Company's holdings in ISSI-Taiwan in the December 1998 quarter offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of the Company's investment in Wafertech LLC.

        Provision (benefit) for Income Taxes. The provision for income taxes for the six month period ended March 31, 1999 is based primarily on foreign withholding taxes. The tax for the six months ended March 31, 1999 is higher than for the same period for 1998 due to higher withholding taxes related to the sale of ISSI-Taiwan stock.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $24.7 million. During the first six months of fiscal 1999, operating activities used cash of approximately $11.0 million. Cash used by operations was primarily due to net loss and a decrease in accounts payable partially offset by decreases in inventory and other assets and increases in accrued liabilities.

        Inventory decreased to $29.0 million at March 31, 1999 from $46.5 million at September 30, 1998. The decrease in inventory was primarily the result of accounting for ISSI-Taiwan on the equity basis.

        Accounts payable decreased to $23.0 million at March 31, 1999 from $40.6 million at September 30, 1998. The balance of accounts payable is principally related to inventory purchases.

        In the first six months of fiscal 1999, the Company used $2.0 million for investing activities compared to $9.5 million in the first six months of fiscal 1998. The cash used for investing activities was primarily the result of a net cash outflow of $7.9 million from the partial sale of ISSI-Taiwan which represents the pre-tax cash received from the partial sale net of the cash excluded from the balance sheet as a result of accounting for ISSI-Taiwan on the equity basis. In addition, $2.4 million was used for the acquisition of fixed assets, $1.0 million invested by ISSI-Taiwan in NexFlash, and $0.5 million was invested in Dynachip which includes $0.3 million invested by ISSI-Taiwan. Additionally, the Company received $10.0 million for the sale of approximately 33% of its interest in Wafertech to TSMC.

        In the first six months of fiscal 1999, the Company made capital expenditures of approximately $2.4 million, of which substantially all was by ISSI-Taiwan for the purchase of test equipment. The Company expects to spend approximately $2.5 million to purchase capital equipment during the next twelve months, principally for the purchase of computer software and hardware, design and engineering tools and additional test equipment.

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

        In June 1996, the Company entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. The last scheduled payment to WaferTech by the Company of $12.5 million was made in November 1997. In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments totaling approximately $19.2 million through 2001 to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $19.2 million obligation. As a result, the $19.2 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Additionally, in fiscal 1995, the Company entered into a business venture "United Integrated Circuits Corp" ("UICC") with UMC and other investors to build a wafer fabrication facility in Hsinchu, Taiwan. The Company has invested approximately $7.4 million for approximately a 1.7% equity interest and ISSI-Taiwan has invested approximately $9.8 million (subject to fluctuations in the New Taiwanese Dollar) for approximately a 2.1% equity interest in the venture of which UMC retains 55% ownership. The final payment of approximately $4.7 million was made to UICC in December 1997. In April 1999, the Company agreed to sell its investment in UICC to UMC for its original acquisition cost. The Company will record a gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain results from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar.

        The Company generated $1.6 million from financing activities during the first six months of fiscal 1999 compared to $12.7 million in the first six months of fiscal 1998. The major source of financing for the first six months of fiscal 1999 was from net borrowings under short-term and long-term lines of credit.

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will be issued in the year 2001. The Company will pay duties on Taiwan SRAM entries before that date at the bond or deposit rate.

        The Company has retained legal counsel to defend and assist its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

        Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAM from outside of Taiwan. The DOC preliminary determination is due on May 21, 1999 and bond or cash deposit requirements will apply to DRAM entries after that date. Currently, DRAMs accounts for less than 15% of the Company's revenue.

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

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the

Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in unit shipments of the Company's SRAM products. In addition, in fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and NVM products. In the first six months of fiscal 1999, approximately 50% of the Company's net sales was attributable to customers located in the United States, 19% was attributable to customers located in Europe and 31% was attributable to customers located in Asia. In fiscal 1998, approximately 43% of the Company's net sales was attributable to customers located in the United States, 18% was attributable to customers located in Europe and 39% was attributable to customers located in Asia. In the first six months of fiscal 1999 and in fiscal 1998, international sales (sales by ISSI-Taiwan and export sales by ISSI-U.S.) comprised approximately 50% and 57% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In this regard, since late 1997 many Asian countries, including Korea, Japan and Thailand, have experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what future effect, if any, these factors will have on its ability to maintain or increase its sales in these markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

        In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidates the results of ISSI-Taiwan, but instead accounts for ISSI-Taiwan on the equity basis and includes its percentage share of ISSI-Taiwan's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results no longer include ISSI-Taiwan, there was a significant decline in the Company's consolidated revenue and operating expenses, and there may be an increase in the Company's effective tax rate.

DECLINES IN AVERAGE SELLING PRICES

        Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for the Company's products during 1996, 1997, 1998 and 1999. Historically, average selling prices for semiconductor memory products have declined, and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place, which involves efforts to reduce internal costs and supplier costs, in an effort to reduce its cost per unit for certain products. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

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

CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. Sales to one customer, 3Com, accounted for approximately 32% and 24% of total net sales for the quarter ended March 31,

1999 and March 31,1998, respectively, and approximately 22% and 25% of total net sales for the six months ended March 31, 1999 and March 31, 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. Revenue recognized for one distributor accounted for 16% of total net sales for the quarter ended March 31, 1999 and 10% of total net sales for the six months ended March 31, 1999. For the three and six month periods ended March 31, 1998, revenue recognized for this distributor was less than 10%. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will be issued in the year 2001. The Company will pay duties on Taiwan SRAM entries before that date at the bond or deposit rate.

        The Company has retained legal counsel to defend and assist its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by some of the respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

        Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAM from outside of Taiwan. The DOC preliminary determination is due on May 21, 1999 and bond or cash deposit requirements will apply to DRAM entries after that date. Currently, DRAMs accounts for less than 15% of the Company's revenue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Friday January 29, 1999 at 2:00 p.m., local time, in San Jose, California.

        (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:


                                                   Votes                      Votes Against
Name of Nominee                                   in Favor                     or Withheld
---------------                                   --------                    -------------
Jimmy S.M. Lee                                   14,757,396                      261,641
Kong-Yeu Han                                     14,765,168                      253,869
Pauline Lo Alker                                 14,771,233                      247,804
Lip-Bu Tan                                       14,766,563                      252,474
Hide L. Tanigami                                 14,766,183                      252,854
Chun Win Wong                                    14,766,663                      252,374


        (b) The ratification of the Company's 1998 Stock Plan with 500,000 shares reserved for issuance thereunder, plus certain shares of common stock previously reserved under the Company's prior stock option plan was approved with 12,665,625 votes in favor, 2,289,844 votes against, and 63,868 representing abstentions and broker non-votes.

        (c) An amendment to the Company's 1995 Director Stock Option Plan to increase by 75,000 to an aggregate of 125,000 the number of shares reserved for grant thereunder was approved with 12,866,119 votes in favor, 2,082,155 votes against, and 70,763 representing abstentions and broker non-votes.

        (d) The ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 1999 was approved with 14,892,942 votes in favor, 81,043 votes against, and 45,052 representing abstentions and broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) The following exhibits are filed as a part of this report.

            Exhibit 27 Financial Data Schedule.

        (b) Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

ITEM 7A. FINANCIAL MARKET RISK

        The Company's principal financial market risk relates to the interest rates associated with our available-for-sale securities. At March 31, 1999, our market risk related to these investments was immaterial.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Integrated Silicon Solution, Inc.
                                             -------------------------------
                                             (Registrant)


Dated:  May 14, 1999                          /s/ Gary L. Fischer
                                             -------------------------------
                                             Gary L. Fischer
                                             Executive Vice President,
                                             Office of the President, and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
27                            Financial Data Schedule