Form 10-Q
period 1999-06-30
INTEGRATED SILICON SOLUTION INC
filed 1999-08-13
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                2231 Lawson Lane, Santa Clara, California 95054.
                ------------------------------------------------
                (Address of principal executive offices) zip code

      Registrant's telephone number, including area code (408) 588-0800 .

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of outstanding shares of the registrant's Common Stock as of August 6, 1999 was 19,893,561

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                 Three Months Ended                  Nine Months Ended
                                                      June 30,                            June 30,
                                             ---------------------------         ---------------------------
                                               1999              1998              1999              1998
                                             ---------         ---------         ---------         ---------
Net sales                                    $  19,029         $  25,032         $  63,196         $ 105,098
Cost of sales                                   15,031            30,566            51,521            89,003
                                             ---------         ---------         ---------         ---------
Gross profit (loss)                              3,998            (5,534)           11,675            16,095
                                             ---------         ---------         ---------         ---------

Operating Expenses:
  Research and development                       4,786             7,885            14,729            23,656
  Selling, general and administrative            2,812             4,616             9,138            13,843
  In-process technology charge                      --                --                --             7,078
                                             ---------         ---------         ---------         ---------
    Total operating expenses                     7,598            12,501            23,867            44,577
                                             ---------         ---------         ---------         ---------

Operating loss                                  (3,600)          (18,035)          (12,192)          (28,482)
Gain on sale of investment                       1,846            10,506             2,658            10,506
Other income (loss), net                           175            (1,991)              796              (914)
                                             ---------         ---------         ---------         ---------
Loss before income taxes,
  minority interest and equity in
  net income of affiliated companies            (1,579)           (9,520)           (8,738)          (18,890)
Provision for income taxes                          --             2,150               858             2,505
                                             ---------         ---------         ---------         ---------

Net loss before minority interest
  and equity in net income of
  affiliated companies                          (1,579)          (11,670)           (9,596)          (21,395)

Minority interest in net loss of
  consolidated subsidiary                           --                --              (472)               --
Equity in net income of
  affiliated companies                             667                --               302                --
                                             ---------         ---------         ---------         ---------

Net loss                                     $    (912)        $ (11,670)        $  (8,822)        $ (21,395)
                                             =========         =========         =========         =========

Basic and diluted loss per share             $   (0.05)        $   (0.61)        $   (0.45)        $   (1.14)
                                             =========         =========         =========         =========
Shares used in  per share calculation           19,586            19,204            19,508            18,800
                                             =========         =========         =========         =========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            June 30,        September 30,
                                                              1999              1998
                                                            ---------       -------------
                                                           (unaudited)           (1)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                 $  22,013         $  27,776
  Restricted cash                                                  --               333
  Short-term investments                                        8,050             7,800
  Accounts receivable                                          10,633            19,069
  Inventories                                                  28,929            46,484
  Other current assets                                          1,355             4,938
                                                            ---------         ---------
Total current assets                                           70,980           106,400
Property, equipment, and leasehold improvements, net            4,903            44,316
Other assets                                                   46,310            51,452
                                                            ---------         ---------
Total assets                                                $ 122,193         $ 202,168
                                                            =========         =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             $     100         $  18,325
  Accounts payable                                             19,185            40,642
  Accrued compensation and benefits                             2,127             2,945
  Accrued expenses                                              8,169             8,036
  Income tax payable                                              443               524
  Current portion of long-term obligations                         --             3,379
                                                            ---------         ---------
Total  current liabilities                                     30,024            73,851
Income tax payable - non-current                                4,996             4,996
Long-term obligations                                              --            12,087
Minority interest in consolidated subsidiary                       --            20,314

Stockholders' equity:
  Preferred stock                                                  --                --
  Common stock                                                      2                 2
  Additional paid-in capital                                  118,919           116,199
  Accumulated deficit                                         (27,163)          (18,341)
  Accumulated comprehensive income                             (4,515)           (6,787)
  Unearned compensation                                           (70)             (153)
                                                            ---------         ---------
Total stockholders' equity                                     87,173            90,920
                                                            ---------         ---------
Total liabilities and stockholders' equity                  $ 122,193         $ 202,168
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                   -------------------------
                                                                                     1999             1998
                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $ (8,822)        $(21,395)
  In-process technology charge                                                           --            7,078
  Net gain on sale of investments                                                    (2,658)         (10,506)
  Other charges to net loss not affecting cash                                        2,565            7,699
  Net effect of changes in current and other assets and current liabilities          (5,570)         (10,299)
                                                                                   --------         --------
     Cash used in operating activities                                              (14,485)         (27,423)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (3,134)         (14,156)
  Purchases of available-for-sale securities                                        (15,450)         (28,550)
  Sales of available-for-sale securities                                             15,200           49,050
  Proceeds from partial sale of ISSI-Taiwan                                           4,957           37,642
  Cash impact of deconsolidation of ISSI-Taiwan                                     (12,818)              --
  Investment in Wafertech, LLC                                                           --          (12,480)
  Proceeds from partial sale of Wafertech                                            10,000
  Investment in UICC                                                                     --           (4,730)
  Proceeds from sale of UICC                                                          9,217
  Investment in NexFlash                                                             (1,000)              --
  Investment in DynaChip                                                               (500)              --
  Acquisition of Nexcom                                                                  --             (869)
                                                                                   --------         --------
     Cash provided by investing activities                                            6,472           25,907

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                           33,435           55,146
  Proceeds from issuance of common stock                                                781            2,373
  Principal payments on notes payable and long-term obligations                     (32,293)         (37,647)
  Decrease in restricted cash                                                            --            5,090
                                                                                   --------         --------
     Cash provided by financing activities                                            1,923           24,962
                                                                                   --------         --------

Effect of exchange rate changes on cash and cash equivalents                            327           (1,989)
                                                                                   --------         --------

Net increase (decrease) in cash and cash equivalents                                 (5,763)          21,457
Cash and cash equivalents at beginning of period                                     27,776           22,334
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $ 22,013         $ 43,791
                                                                                   ========         ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the "Company") and its consolidated majority owned subsidiaries (See note 13), after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

        Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.      CONCENTRATIONS

        Sales to one customer accounted for approximately 22% and 19% of total net sales for the quarter ended June 30, 1999 and June 30, 1998, respectively, and approximately 22% and 21% of total net sales for the nine months ended June 30, 1999 and June 30, 1998, respectively.

        The Company uses Integrated Circuit Solution, Inc. ("ICSI") (formerly Integrated Silicon Solution Taiwan Inc.) for coordinating wafer purchases, assembly, and testing for substantially all of its inventory.

3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

                                                            (In thousands)

                                                        June 30      September 30
                                                         1999           1998
                                                        -------      ------------
        Cash                                            $21,824        $23,893
        Money market instruments                            189            195
        Certificates of deposit                              --          4,021
        Auction preferred stock                           1,200          1,000
        Municipal bonds due in more than 3 years          6,850          6,800
                                                        -------        -------
                                                        $30,063        $35,909
                                                        =======        =======

        Investments are carried at cost which approximates fair value.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      INVENTORIES

        The following is a summary of inventories by major category:



                                   (In thousands)

                               June 30     September 30
                                1999           1998
                               -------     ------------
        Raw materials          $ 7,881        $ 5,447
        Work-in-process          7,665         14,868
        Finished goods          13,383         26,169
                               -------        -------
                               $28,929        $46,484
                               =======        =======

5.      OTHER ASSETS

        Other assets consisted of the following:

                                                                  (In thousands)

                                                              June 30     September 30
                                                               1999           1998
                                                              -------     ------------
        Investment in WaferTech LLC                           $20,800        $31,200
        Investment in United Integrated Circuits Corp.             --         16,486

        Investment in ICSI                                     20,557             --
        Investment in NexFlash                                  1,895             --
        Other                                                   3,058          3,766
                                                              -------        -------
                                                              $46,310        $51,452
                                                              =======        =======

6.      INCOME TAXES

        The Company recorded no provision for income taxes for the three month period ended June 30, 1999 due to its net operating loss position. The provision for income taxes for the nine month period ended June 30, 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock in the first quarter and other foreign withholding taxes in the second quarter of fiscal 1999. Due to U.S. losses, there is no U.S. tax provision. The tax for the three and nine months ended June 30, 1999 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover federal net operating losses and foreign withholding taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      NET INCOME (LOSS) PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Three Months Ended                Nine Months Ended
                                                                         June 30,                         June 30,
                                                                 ------------------------         ------------------------
                                                                  1999              1998            1999             1998
                                                                 ------         ---------         -------         --------
        Numerator for basic and diluted loss per share:

        Net loss                                                 $ (912)        $ (11,670)        $(8,822)        $(21,395)
                                                                 ======         =========         =======         ========

        Denominator for basis and diluted loss per share:

        Weighted average of common shares                        19,586            19,204          19,508           18,800
                                                                 ======         =========         =======         ========

        Basic and diluted loss per share                         $(0.05)        $   (0.61)        $ (0.45)        $  (1.14)
                                                                 ======         =========         =======         ========

        The above diluted calculation for the three months ended June 30, 1999 and 1998 does not include the impact from approximately 3,663,000 and 3,887,000 shares attributable to options outstanding as of June 30, 1999 and 1998, respectively, as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 1999 and 1998, does not include the impact from approximately 3,498,000 and 3,891,000 shares attributable to options outstanding as of June 30, 1999 and 1998, respectively, as their impact would be anti-dilutive.

8.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

9.      COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS No. 130) as of the beginning of the three month period ended December 31, 1998. However, it has no impact on the Company's net income or total stockholders' equity.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The components of comprehensive income, net of related tax, are as follows (in thousands):

                                           Three Months Ended                 Nine Months Ended
                                                June 30,                           June 30,
                                        -------------------------         -------------------------
                                          1999             1998             1999             1998
                                        --------         --------         --------         --------
Net loss                                $   (912)        $(11,670)        $ (8,822)        $(21,395)
Change in cumulative translation             535            5,549            2,272           (2,579)
adjustment

                                        --------         --------         --------         --------

Comprehensive loss                      $   (377)        $ (6,121)        $ (6,550)        $(23,974)
                                        ========         ========         ========         ========


10.     LITIGATION

                In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will likely be issued in the year 2001. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

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

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAMs from outside of Taiwan. The DOC preliminary determination was issued on May 28, 1999 and bond or cash deposit requirements apply to DRAM entries after that date. The preliminary general rate applicable to Taiwan DRAM imports is 16.41%. Currently, DRAMs account for less than 20% of the Company's revenue.

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

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No.
133). FAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any will be immediately recognized in earnings. The Company expects to adopt FAS No. 133 as of the beginning of its fiscal year 2001. The Company does not believe that the adoption of FAS No. 133 will have a material impact on the Company's results of operations, cash flows, or financial position.

12.     SPIN-OFF OF NEXFLASH TECHNOLOGIES, INC.

        Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to a newly formed company, NexFlash Technologies, Inc. The Company and NexFlash jointly own existing Flash related patents, and NexFlash will continue development of Flash products. The Company owns approximately 32% of NexFlash, and ICSI owns approximately 17%. ISSI's President is Chairman of NexFlash.

        In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share to the NexFlash investors. The warrants expire on November 4, 2000.

13.     PARTIAL SALE OF INTEGRATED CIRCUIT SOLUTION INC.

        In December 1998, the Company sold an additional 20% of its holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). Effective December 31, 1998, the Company owned approximately 43% of ICSI and accounted for ICSI on the equity basis.

        ICSI was consolidated in the accompanying statement of operations until December 31, 1998 when the additional 20% of the Company's holdings were sold. The accompanying consolidated balance sheet as of June 30, 1999 reflects ICSI as an investment accounted for on the equity basis.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.     RESTATEMENT

        The Company's retained earnings as reported in its Form 10-K for the year ended September 30, 1998 was restated. The impact of the restatement was to increase accumulated deficit and decrease cumulative translation adjustment by $6.7 million. The income reported for the periods presented herein reflect the restatement.

15.     PARTIAL SALE OF INVESTMENT IN WAFERTECH, LLC.

        In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retains a 2.67% interest in WaferTech. The Company recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

16.     SALE OF INVESTMENT IN UICC

        In April 1999, the Company agreed to sell its investment in UICC to UMC for its original acquisition cost. The Company recorded a gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain results from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar.

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

BACKGROUND

        The Company designs, develops and markets high performance memory devices including static random access memory ("SRAM"), specialty dynamic random access memory ("DRAM"), and electrically erasable programmable read only memories ("EEPROMs"). The Company also designs, develops and markets embedded memory devices which include voice recording chips and certain microcontroller devices. The Company's products are used in telecommunications, data communications, networking systems, personal computers ("PCs"), instrumentation and consumer products. The Company's SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. The Company's DRAM products focus on high speed, low density devices with densities of 2, 4, and 16 megabits. The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

        The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. Although the Company believes that these relationships assist in securing access to leading edge process technology and a committed source for wafer processing, there are also certain risks associated with dependence on foundries for wafer manufacturing. See "Dependence on Independent Wafer Foundries." The Company's principal collaborative manufacturing relationship is with Taiwan Semiconductor Manufacturing Corporation ("TSMC"), with which it jointly develops process technology for producing the Company's SRAMs. The Company also has a collaborative program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan. To further strengthen its manufacturing relationships, the Company has made an equity investment in Wafertech, LLC, a business venture with TSMC.

RESULTS OF OPERATIONS

        The Company's financial results for fiscal 1998 are presented on a consolidated basis and include the results of the operations which were transferred to NexFlash as well as those of Integrated Circuit Solution Inc. ("ICSI") (formerly Integrated Silicon Solution Taiwan Inc.). Effective November 1998, the Company's financial results no longer consolidate the results of NexFlash, as the Company's ownership of NexFlash became less than 50%. Effective November 1998, the Company accounts for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's results of operations. This change has had a minimal effect on the Company's consolidated revenue and has resulted in a decrease in the Company's consolidated research and development expenses. In late December 1998, the Company sold an additional 20% of its interest in ICSI and, as a result, reduced its ownership interest in ICSI to approximately 43%. The Company's Balance Sheet as of June 30, 1999 reflects the accounting for ICSI on the equity basis. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidate the results of ICSI, but instead accounts for ICSI on the equity basis and includes its percentage share of ICSI's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results no longer include ICSI, there has been a significant decline in the Company's consolidated revenue and operating expenses.

        The following proforma financial results for fiscal 1998 are presented with the results of ICSI for the three and nine month periods ended June 30, 1999 and 1998 included in equity in net income (loss) in affiliated companies. Those operations that were transferred to NexFlash are included in the results of fiscal 1998. For management discussion purposes, comparisons will be made to the results presented below.

                                                                                   (In thousands)
                                                                Three Months Ended                 Nine Months Ended
                                                                      June 30,                          June 30,
                                                             -------------------------         -------------------------
                                                               1999             1998             1999             1998
                                                             --------         --------         --------         --------
                                                                              Proforma                          Proforma
Net sales                                                    $ 19,029         $ 16,437         $ 63,196         $ 84,516
Cost of sales                                                  15,031           23,679           51,521           75,489
                                                             --------         --------         --------         --------
Gross Profit                                                    3,998           (7,242)          11,675            9,027
                                                             --------         --------         --------         --------

Research and development                                        4,786            5,616           14,729           19,092
Selling, general and administrative                             2,812            3,580            9,138           11,775
In-process technology charge                                       --               --               --            7,078
                                                             --------         --------         --------         --------
Total operating expenses                                        7,598            9,196           23,867           37,945
                                                             --------         --------         --------         --------

Operating loss                                                 (3,600)         (16,438)         (12,192)         (28,918)
Gain on sale of investment                                      1,846           10,506            2,658           10,506
Other income, net                                                 175              141              796              968
                                                             --------         --------         --------         --------
Loss before income taxes, minority interest and
  equity in net income (loss) of affiliated companies          (1,579)          (5,791)          (8,738)         (17,444)

Provision for income taxes                                         --            2,298              858            2,501
                                                             --------         --------         --------         --------
Net loss before minority interest and equity
  in net income (loss) of affiliated companies                 (1,579)          (8,089)          (9,596)         (19,945)

Minority interest in net loss of
consolidated subsidiary                                            --               --             (472)              --
Equity in net income (loss) of affiliated companies               667           (3,581)             302           (1,450)
                                                             --------         --------         --------         --------
Net loss                                                     $   (912)        $(11,670)        $ (8,822)        $(21,395)
                                                             ========         ========         ========         ========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 16% to $19.0 million in the three months ended June 30, 1999, from $16.4 million in the three months ended June 30, 1998. The increase in sales was principally due to an increase in unit shipments of the Company's 8 megabit and 16 megabit DRAM products. Additionally, unit shipments of the Company's higher density SRAM products increased significantly in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 which more than offset a decline in their average selling prices. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales includes approximately $0.3 million of licensing revenue. Additionally, net sales include approximately $0.4 million in sales to ICSI and approximately $0.1 million to NexFlash in the three months ended June 30, 1999.

        Sales to 3Com accounted for approximately 22% and 29% of total net sales for the quarters ended June 30, 1999 and June 30, 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased to $4.0 million in the three months ended June 30,1999 from $(7.2) million in the three months ended June 30, 1998. As a percentage of net sales, gross profit increased to 21.0% in the three months ended June 30, 1999 from (44.1)% in the three months ended June 30, 1998. The June 1998 period included a $10.0 million inventory write-down for lower of cost or market issues on certain of the Company's products, primarily SRAMs. Excluding the $10.0 million inventory write-down, gross profit was $2.8 million or 16.8% of net sales in the June 1998 quarter. The increase in gross profit in the three months ended June 30, 1999 was primarily due to an increase in unit shipments of the Company's 8 megabit and 16 megabit DRAM products. Additionally, unit shipments of the Company's higher density SRAM products increased significantly in the three months ended June 30, 1999, compared to the three months ended June 30, 1998, which more than offset a decline in their average selling prices. In addition, reductions in product unit costs in the June 1999 quarter compared to the June 1998 quarter offset the declines in average selling prices resulting in higher gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses decreased by 15% to $4.8 million in the three months ended June 30, 1999, from $5.6 million in the three months ended June 30, 1998. The three months ended June 30, 1999 includes a charge of $0.9 million for the write-off of certain licensed products and technologies which have been replaced by the Company's internally developed products. As a percentage of net sales, research and development expenses decreased to 25.2% in the three months ended June 30, 1999, from 34.2% in the three months ended June 30, 1998. The decreases in absolute dollars were primarily the result of the Company's transfer of its Flash development efforts to NexFlash, as well as reduced payroll related expenses associated with headcount reductions, and limitations on discretionary spending during fiscal 1999. The Company anticipates that its research and development expenses will decrease in absolute dollars in the September 1999 quarter, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 21% to $2.8 million in the three months ended June 30, 1999 from $3.6 million in the three months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 14.8% in the three months ended June 30, 1999, from 21.8% in the three months ended June 30, 1998. The decrease in absolute dollars was primarily the result of a reduction in discretionary spending in fiscal 1999 and to a lesser extent decreased payroll resulting from the spin-off of NexFlash offset by increased selling commissions associated with higher revenues. The Company expects its selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investment. The gain on sale of investment decreased to $1.8 million in the three months ended June 30, 1999 from $10.5 million in the three months ended June 30, 1998. In April 1999, the Company agreed to sell its investment in UICC to UMC for its original acquisition cost. The Company recorded a gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain results from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar. In June 1998, the Company sold approximately 46% of ICSI to a group of private investors. The Company recorded a pre-tax gain of approximately $10.5 million in the June 1998 quarter related to this transaction.

        Other income, Net. Other income, net increased slightly to $0.2 million in the three months ended June 30, 1999 from $0.1 million in the three months ended June 30, 1998 and primarily represents net interest income.

        Provision for Income Taxes. The Company recorded no provision for income taxes for the three month period ended June 30, 1999 due to its net operating loss position. The tax for the three months ended June 30, 1999 is lower than for the same period for 1998 because the 1998 tax provision provided for foreign withholding taxes, whereas no foreign withholding taxes were recorded for the 1999 period.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

        Net Sales. Net sales decreased by 25% to $63.2 million in the nine months ended June 30, 1999, from $84.5 million in the nine months ended June 30, 1998. The decrease in sales was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K and 256K module SRAM products. Additionally, unit shipments of the Company's 4 megabit DRAM product declined significantly in the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales include approximately $1.5 million of licensing revenue in the nine months ended June 30, 1999. Additionally net sales include approximately $1.2 million in sales to ICSI and approximately $1.4 million in sales to NexFlash in the nine months ended June 30, 1999. Effective January 1, 1999, the Company's financial results no longer consolidate the sales of ICSI.

        Sales to one customer, 3Com, accounted for approximately 22% and 26% of total net sales for the nine months ended June 30, 1999 and June 30, 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

        Gross Profit. Gross profit increased 29% to $11.7 million in the nine months ended June 30, 1999, from $9.0 million in the nine months ended June 30, 1998. As a percentage of net sales, gross profit increased to 18.5% in the nine months ended June 30, 1999 from 10.7% in the nine months ended June 30, 1998. The Company's gross profit for the nine months ended June 30, 1999 benefited from $1.5 million in licensing revenue. The nine months ended June 30, 1998 includes a $10.0 million inventory write-down for lower of cost or market issues on certain of the Company's products, primarily SRAMs recorded in the June 1998 quarter, as well as a $2.6 million inventory write-down recorded in the December 1997 quarter, of which $1.8 million related to lower of cost or market issues on certain of the Company's non-volatile memory products and $0.8 million related to the write-down of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997. Excluding the inventory write-downs of $12.6 million for the nine months ended June 30, 1998, the decrease in gross profit in the nine months ended June 30, 1999 was primarily due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K and 256K module SRAM products. Additionally, shipments and average selling prices of the Company's 4 megabit DRAM product declined significantly in the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Although product unit costs were lower in the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will continue to decline and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

        Research and Development. Research and development expenses decreased by 23% to $14.7 million in the nine months ended June 30, 1999, from $19.1 million in the nine months ended June 30, 1998. The nine months ended June 30, 1999 includes a charge of $0.9 million in the June 1999 quarter for the write-off of certain licensed products and technologies which have been replaced by the Company's internally developed products. As a percentage of net sales, research and development expenses increased to 23.3% in the nine months ended June 30, 1999, from 22.6% in the nine months ended June 30, 1998. The decreases in absolute dollars were primarily the result of the Company's transfer of its Flash development efforts to NexFlash, as well as reduced payroll related expenses associated with headcount reductions, and limitations on discretionary spending during fiscal 1999.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 22% to $9.1 million in the nine months ended June 30, 1999 from $11.8 million in the nine months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the nine months ended June 30, 1999, from 13.9% in the nine months ended June 30, 1998. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues and, to a lesser extent, decreased payroll resulting from the spin-off of NexFlash and a reduction in discretionary spending in fiscal 1999.

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

        Gain on sale of investment. The gain on sale of investment decreased to $2.6 million in the nine months ended June 30, 1999 from $10.5 million in the nine months ended June 30, 1998. The nine months ended June 30, 1999 includes a gain of approximately $1.8 million in the June 1999 quarter related to the sale of the Company's investment in UICC to UMC, a pre-tax gain of $1.2 million resulting from the sale of 20% of the Company's holdings in ICSI in the December 1998 quarter offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of the Company's investment in Wafertech LLC. In June 1998, the Company sold approximately 46% of ICSI to a group of private investors. The Company recorded a pre-tax gain of approximately $10.5 million in the June 1998 quarter related to this transaction.

        Other income, Net. Other income, net decreased to $0.8 million in the nine months ended June 30, 1999 from $1.0 million in the nine months ended June 30, 1998, primarily due to increased interest expense incurred by ICSI during the December 1998 quarter.

        Provision (benefit) for Income Taxes. The provision for income taxes for the nine month period ended June 30, 1999 is based primarily on foreign withholding taxes. The tax for the nine months ended June 30, 1999 is lower than the tax for the same period for 1998 because less foreign withholding taxes related to the sale of ICSI stock were recorded during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $30.1 million. During the first nine months of fiscal 1999, operating activities used cash of approximately $14.5 million. Cash used by operations was primarily due to net losses and a decrease in accounts payable partially offset by decreases in inventory, other assets and accounts receivable.

        In the first nine months of fiscal 1999, the Company was provided with $6.5 million from investing activities compared to $25.9 million in the first nine months of fiscal 1998. The cash provided from investing activities was primarily the result of $10.0 million received for the sale of approximately 33% of the Company's interest in Wafertech to TSMC and $9.2 million received from the sale of UICC offset by a net cash outflow of $7.9 million from the partial sale of ICSI which represents the pre-tax cash received from the partial sale net of the cash excluded from the balance sheet as a result of accounting for ICSI on the equity basis. In addition, $3.1 million was used for the acquisition of fixed assets, $1.0 million invested by ICSI in NexFlash, and $0.5 million was invested in Dynachip which includes $0.3 million invested by ICSI.

        In the first nine months of fiscal 1999, the Company made capital expenditures of approximately $3.1 million which includes $2.2 million by ICSI for the purchase of test equipment. The Company expects to spend approximately $2.5 million to purchase capital equipment during the next twelve months, principally for the purchase of computer software and hardware, design and engineering tools and additional test equipment.

        In June 1998, the Company sold approximately 46% of ICSI to a group of private investors. In December 1998, the Company sold an additional 20% of its holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction the Company owns approximately 43% of ICSI and will account for ICSI on the equity basis.

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

        The Company generated $1.9 million from financing activities during the first nine months of fiscal 1999 compared to $25.0 million in the first nine months of fiscal 1998. The major source of financing for the first nine months of fiscal 1999 was from net borrowings under short-term and long-term lines of credit.

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will likely be issued in the year 2001. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

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

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAMs from outside of Taiwan. The DOC preliminary determination was issued on May 28, 1999 and bond or cash deposit requirements apply to DRAM entries after that date. The preliminary general rate applicable to Taiwan DRAM imports is 16.41%. Currently, DRAMs account for less than 20% of the Company's revenue.

        The Company believes that its existing funds together with available financing will satisfy the Company's anticipated working capital and other cash requirements through the next 12 months. The Company may from time to time take actions to further increase its cash position such as bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing, and debt financing.

        The Company, from time to time, also evaluates potential acquisitions and equity investments complementary to its memory expertise and market strategy. To the extent the Company pursues such transactions, any such transactions could require the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR SRAM PRODUCTS

        A substantial majority of the Company's net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices. For example, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter, principally due to a decrease in unit shipments of the Company's SRAM products. In fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and non-volatile memory products. The Company anticipates that the average selling prices of its existing products will continue to decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

        The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in unit shipments of the Company's SRAM products. In addition, in fiscal 1997, the Company's net sales decreased by 18% to $108.3 million from $132.0 million in fiscal 1996. This decrease in sales was principally due to significant deterioration in the average selling prices of the Company's SRAM and non-volatile memory products. In the first nine months of fiscal 1999, approximately 55% of the Company's net sales was attributable to customers located in the United States, 19% was attributable to customers located in Europe and 26% was attributable to customers located in Asia. In fiscal 1998, approximately 43% of the Company's net sales was attributable to customers located in the United States, 18% was attributable to customers located in Europe and 39% was attributable to customers located in Asia. In the first nine months of fiscal 1999 and in fiscal 1998, international sales (sales by ICSI and export sales by ISSI-U.S.) comprised approximately 44% and 57% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

        In late December 1998, the Company sold an additional 20% of its interest in ICSI and, as a result, reduced its ownership interest in ICSI to approximately 43%. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidates the results of ICSI, but instead accounts for ICSI on the equity basis and includes its percentage share of ICSI's results of operations. Beginning in the second quarter of fiscal 1999, as the Company's consolidated results no longer include ICSI, there was a significant decline in the Company's consolidated revenue and operating expenses, and there may be an increase in the Company's effective tax rate.

DECLINES IN AVERAGE SELLING PRICES

        Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for the Company's products during the past four years. Historically, average selling prices for semiconductor memory products have declined, and the Company expects that average selling prices will decline in the future. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of its existing products. Declining average selling prices will also adversely affect the Company's gross margins and profits unless the Company is able to introduce new products with higher margins or reduce its cost per unit to offset declines in average selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In this regard, the Company has a cost reduction program in place, which involves efforts to reduce internal costs and supplier costs, in an effort to reduce its cost per unit for certain products. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

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

CUSTOMER CONCENTRATION

        The Company's sales are concentrated within a limited customer base. Sales to one customer, 3Com, accounted for approximately 22% and 19% of total net sales for the quarter ended June 30, 1999 and June 30, 1998, respectively, and approximately 22% and 21% of total net sales for the nine months ended June 30, 1999 and June 30, 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

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

        The Company has completed its assessment of its critical IT systems and has identified at least one area (accounting software) that is not Year 2000 compliant. The Company is in the process of implementing an alternative software package and intends to have implementation completed by October 1999. However, there can be no assurance that there will not be a delay in the implementation of such systems. It is estimated that the cost of implementing the new software will range between $0.3 million to $0.6 million. With respect to critical non-IT systems, the Company has assessed the compliance of these systems and believes that these systems are Year 2000 compliant. There can be no assurance that the Company has successfully identified all its internal Year 2000 issues. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse affect on the Company's business and results of operations.

        The Company could possibly be adversely impacted by Year 2000 issues faced by major suppliers, subcontractors, and customers. The Company has surveyed its major suppliers and subcontractors and they have all indicated that they are Year 2000 compliant or will be by January 1, 2000. The Company has not surveyed the Year 2000 readiness of its customers and their failure to address Year 2000 issues could have an impact on the Company's operations and financial results. The extent of this impact, if any, is not known at this time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits subsequently could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited. The outcome is dependent on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The decision on whether to conduct a review will be made in May of 2000 and the results of the review will likely be issued in the year 2001. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

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

        On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. The case is expected to take from 12 to 18 months to complete. If an antidumping order is imposed, the Company could face DRAM duties unless it is able to secure DRAMs from outside of Taiwan. The DOC preliminary determination was issued on May 28, 1999 and bond or cash deposit requirements apply to DRAM entries after that date. The preliminary general rate applicable to Taiwan DRAM imports is 16.41%. Currently, DRAMs account for less than 20% of the Company's revenue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are filed as a part of this report.

                Exhibit 27      Financial Data Schedule.

        (b)     Reports on Form 8-K.

                The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

ITEM 7A. FINANCIAL MARKET RISK

        The Company's principal financial market risk relates to the interest rates associated with our available-for-sale securities. At June 30, 1999, our market risk related to these investments was immaterial.

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

                                        Integrated Silicon Solution, Inc.
                                        ---------------------------------
                                        (Registrant)

Dated: August 13, 1999                  /s/ Gary L. Fischer
                                        ----------------------------------------
                                        Gary L. Fischer
                                        Executive Vice President,
                                        Office of the President, and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.     Document Description
-----------     --------------------
Exhibit 27      Financial Data Schedule.