Form 10-K405
period 1999-09-30
INTEGRATED SILICON SOLUTION INC
filed 1999-12-29
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1999
                          ---------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number       0-23084
                       -----------------

                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      77-0199971
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2231 Lawson Lane, Santa Clara, California                     95054
---------------------------------------------               ----------
 (Address of principal executive offices)                    zip code

Registrant's telephone number, including area code (408) 588-0800
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                          on which registered
COMMON STOCK, PAR VALUE $0.0001 PER SHARE            NASDAQ NATIONAL MARKET
-----------------------------------------            ----------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                       -----------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on December 10, 1999, as reported by the Nasdaq National Market, was approximately $192.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant's Common Stock on December 10, 1999 was 20,407,713.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held on February 7, 2000 are incorporated by reference in
Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.  Business......................................................................................1

Item 2.  Properties....................................................................................8

Item 3.  Legal Proceedings.............................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders...........................................8

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................9

Item 6.  Selected Consolidated Financial Data..........................................................10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................................10

Item 7b. Market Risk Disclosures.......................................................................19

Item 8.  Financial Statements and Supplementary Data...................................................20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure....................................................................................43

PART III

Item 10. Directors and Executive Officers of the Registrant............................................43

Item 11. Executive Compensation........................................................................43

Item 12. Security Ownership of Certain Beneficial Owners and Management................................43

Item 13. Certain Relationships and Related Transactions................................................43

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................43

SIGNATURES.............................................................................................46

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Integrated Silicon Solution, Inc. ("ISSI" or the "Company") designs, develops and markets high performance memory devices including static random access memory ("SRAM"), low and medium density dynamic random access memory ("DRAM"), and nonvolatile memory ("NVM"), as well as voice recording devices and certain microcontrollers and embedded memories. The Company's memory devices are used in networking applications, telecommunications, data communications, disk drives and other peripherals, personal computers ("PC"), office automation, instrumentation and consumer products. SRAM products include both asynchronous and synchronous devices ranging in densities from 64K to 4 megabit. DRAM products focus on high speed, low density devices with densities of 2, 4, 8, and 16 megabits. Nonvolatile memory products include primarily EEPROMs (electrically erasable programmable read only memories) and certain EPROMs (erasable programmable read only memories). The Company has its headquarters in Santa Clara, California and markets its products on a worldwide basis.

      The primary function of high performance SRAMs is to improve the overall performance of an electronic system by compensating for the disparity in the speeds of other integrated circuits within the system architecture. As a result, speed is a key performance characteristic for SRAMs. In hand held or portable applications the need for low power is a key performance characteristic. Customers also regard cost as a critical factor. In order to continually improve product performance and reduce costs, the Company must have access to state-of-the-art process technology for wafer manufacturing and be able to implement design improvements, such as reduced geometries, on a consistent basis.

      The Company leverages its SRAM design and advanced complimentary metal oxide semiconductor ("CMOS") process technology expertise to establish collaborative manufacturing relationships with Asian semiconductor manufacturers which use the Company's memory products as a vehicle for the development of advanced process technology. In addition, the Company has an equity investment in a wafer fabrication venture, WaferTech, located in the State of Washington, which is led by Taiwan Semiconductor Manufacturing Corporation ("TSMC"). The Company believes that these relationships assist in securing access to leading edge process technology and a committed source for wafer processing. The Company's principal collaborative manufacturing relationship is with TSMC, with which it jointly develops process technology for producing the Company's SRAMs. The Company also has a collaborative process development program with Chartered Semiconductor Manufacturing ("Chartered") in Singapore. In addition, the Company has a manufacturing program with United Microelectronics Corporation ("UMC") in Taiwan.

      ISSI was founded in 1988. The Company has its headquarters in Santa Clara, California. This facility focuses on research and development, product definition, quality assurance, and marketing and sales. The Company owns approximately 43% of a company in Taiwan ("ISSI-Taiwan"). ISSI-Taiwan focuses on manufacturing coordination, quality assurance, product test and regional sales in the Asian market. The Company also has a subsidiary in Hong Kong that primarily focuses on research and development and a subsidiary in China that focuses on marketing. The

Company owns approximately 32% of NexFlash Technologies, Inc. ("NexFlash"), a flash memory company located in Santa Clara, California.

RECENT DEVELOPMENTS

      In December 1998, the Company sold approximately 20% of its ownership of ISSI-Taiwan to a group of private investors. Previously, in June 1998, the Company sold approximately 46% of ISSI-Taiwan. As a result, the Company currently owns approximately 43% of ISSI-Taiwan. The Company intends to continue to use ISSI-Taiwan for testing of wafers and testing of its memory devices, but is also utilizing testing services provided by other firms in Singapore and Taiwan. The Company expects to expand utilization of testing services from these other companies in fiscal 2000. As a result of the sale in December 1998, the Company no longer consolidates the results of ISSI-Taiwan and utilizes the equity basis to account for this investment.

      In October 1998, the Company transferred its Flash memory business to a newly formed company, NexFlash Technologies, Inc. ("NexFlash"). The Company presently owns approximately 32% of NexFlash, ISSI-Taiwan owns approximately 17%, and private investors and management own approximately 51% of NexFlash. The Company and NexFlash jointly own related Flash intellectual property. The Company intends that future development of Flash products and the sale of such products will be done through NexFlash. In fiscal 1999, the Company accounted for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's financial results.

PRODUCTS

      The Company designs and markets a family of both high speed and ultra low power SRAMs, low and medium density DRAMs, and NVM products, including serial EEPROMs, certain EPROMs, as well as voice recording devices, certain microcontrollers and embedded memories. To date the Company has derived substantially all of its revenues from the sale of SRAM products.

SRAMS

      The Company offers a family of CMOS SRAMs in various densities, speeds, voltages, and packaging configurations. SRAM densities include 64K (8K x 8), 256K (32K x 8), 512K (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x 16, 32K
x 32), 2 megabit (64K x 32), 3 megabit (128K x 24), and 4 megabit (64K x 64 and 128K x 32). The Company produces both asynchronous SRAMs and synchronous SRAMs. The Company's latest 4 megabit 128K x 32 synchronous SRAM currently achieves clock speeds of 200MHz. Leading speeds for the Company's asynchronous SRAMs vary according to density. The 256K, 1 megabit 128K x 8, 2 megabit 128K x16, and 3 megabit 128K x 24 SRAMs currently achieve 8 nanosecond access times.

      The Company's SRAM products generally focus on either very high speed or very low power. The Company's low power family of products, driven by increasing demand in the hand held and mobile markets, such as cellular phones, was expanded in FY1999. Current low power products include 1 megabit, 2 megabit, and 4 megabit SRAMs operating at 2.7 volt to 3.3 volt and utilizing stand-by current of 5 microamps.

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

DRAMS

      The Company's DRAM products focus on very high speed and low to medium density devices. The Company currently offers 2, 4, 8, and 16 megabit Fast Page Mode (FPM), Extended Memory Out (EDO), SDRAM and SGRAM. Applications for such devices currently include telecommunications base stations, set top box applications, networking, modems, 3D graphics, and disk drives. The Company's DRAM products are not targeted at the main memory DRAM market.

NONVOLATILE MEMORY PRODUCTS

      The Company's NVM products include high performance serial EEPROMs and certain EPROMs. The Company's selection of serial EEPROM devices are used in applications that require nonvolatile storage of data or code and allow the information to be modified during system operation. Applications for serial EEPROMs include pagers, networking systems, modems, telephone sets, security systems, smart cards, video games and other consumer products. The Company's EPROM product offerings include 256K, 512K, 1 megabit, and 2 megabit devices. The Company also produces a voice-recording chip that combines voice algorithm technology in a Flash based recording chip. Initial applications for this device are in consumer electronics such as voice recorded greeting cards. Revenue from this product has been immaterial.

DESIGN AND PROCESS TECHNOLOGY

      The Company has invested in advanced process technology that allows it to design at leading edge geometries such as 0.18 micron for SRAMs. Memory products are particularly well suited for the development of advanced process technology. The Company's technology development engineers work closely with the Company's design engineers and manufacturing partners, such as TSMC and Chartered Semiconductor, to develop new process technologies, refine existing process technologies and to reduce the circuit geometries of its products. During fiscal 1999, the Company and TSMC continued development of 0.18 micron, 3.3-volt high speed SRAM process technology. In addition, the Company developed a six-transistor cell SRAM for its low power applications. SRAMs that do not require low power typically use four transistor cell structures. With the development of its six-transistor cell for low power applications, the Company has now demonstrated proven technology and design capabilities in both four and six transistor cells.

      The Company's design efforts focus on product specification, memory cell and array structure, circuit design, simulation and layout. The Company has invested in advanced computer aided design ("CAD") systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. The Company utilizes focused design teams for new product development and can efficiently migrate proprietary design features to new generation products.

MANUFACTURING

      The Company combines its process technology expertise, foundry partnership strategy and equity investment arrangements to form a hybrid of the fab and fabless business models which it calls Fab-Lite(TM). The Company does not own or operate its own wafer foundry, but because memory products are particularly well suited for the development of advanced process technology, the Company actively participates in developing and refining the process technology used to manufacture many of its products. The Company believes that this strategy enables it to achieve the early introduction of advanced geometries for its high performance memory products, which results in increased performance and lower manufacturing costs. To date, the Company's principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore.

      In 1996, the Company entered into a business venture agreement with Altera Inc., Analog Devices Inc., and TSMC wherein TSMC, as the general partner, would construct a wafer fabrication facility in the state of Washington. The fabrication facility is a very advanced process technology facility capable of 0.35, 0.30, 0.25 and 0.18 micron process technology. The joint venture, named WaferTech LLC, began production in 1998. As of September 30, 1999, the Company had an investment in the business venture of $20.8 million. An additional investment of $2.7 million was made in October 1999, bringing the total to $23.5 million (see Note 21 "Subsequent Events").

      The manufacturing of the Company's products is coordinated jointly between the Company's Santa Clara headquarters and ISSI-Taiwan, which is located in close proximity to TSMC and UMC in the Hsinchu Science-Based Industrial Park, a government-sponsored technology development zone. When the independent wafer foundry partners complete processed wafers, they move next to wafer testing. The wafers are then sawed or cut into individual memory chips and the chips are inserted into final packages and tested. The Company's U.S. headquarters develops and debugs test programs and tests procedures used for screening. Both the Taiwan and U.S. facilities have clean rooms that are equipped for the wafer probe segment of the testing process. Third party subcontractors in Taiwan and Singapore perform packaging and assembly operations. A comprehensive quality control program is in place. The Company has adopted ISO 9000 as its quality management standard. The Company's U.S. facility has received certification under ISO 9001 standards. ISSI-Taiwan has received certification under ISO 9002 standards.

      Each of the Company's wafer suppliers also fabricates for other integrated circuit companies, including certain of the Company's competitors. In addition, UMC subsidiaries manufacture integrated circuits, including SRAMs, for their own account. Although the Company has written commitments specifying wafer capacities from its suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or reduce or eliminate deliveries to the Company, there can be no assurance that the Company could enforce fulfillment of the delivery commitments. The Company's equity investment in WaferTech and the technology development partnerships are believed by the Company to mitigate such risk.

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

      Although the Company's policy is to work closely with its manufacturing sources, there are certain risks associated with the use of independent foundries, including the absence of a controlled source of supply, or delays in obtaining adequate wafer supplies. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Production yields and device reliability can be affected by a large number of factors. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated manufacturing yields and device reliability problems, particularly in connection with the introduction of new products and changes in such foundry's processing steps. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields or device reliability problems in the future, which could materially and adversely affect the Company's business and operating results.

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

CUSTOMERS AND MARKETING

      The Company has focused its primary marketing efforts on four major market segments that include networking, telecom/mobile communications, internet access devices, and PC peripherals. The Company markets its products through a direct sales force, independent sales representatives, and distributors. The Company has four distributors in North America and distributors in most of the countries of Western Europe. The Company continues to expand its marketing and sales activity in Europe. The Company has sales offices in the United States, Europe, Hong Kong, and the People's Republic of China and, through its affiliate ISSI-Taiwan, in Taiwan and Japan. The Company's customers include a broad range of electronic system manufacturers such as Alcatel, Cisco Systems, 3Com, Hewlett-Packard, IBM, Motorola, and Seagate. In fiscal 1999, 1998, and 1997, one customer, 3Com, accounted for approximately 20%, 19%, and 19% of the Company's net sales, respectively.

      Sales and marketing efforts focusing on North America, Europe, and South America are directed from the Company's Santa Clara headquarters. The Company's affiliate, ISSI-Taiwan, has a direct sales and marketing organization based in Taipei, Taiwan, which focuses on the Asian market. In fiscal 1999, approximately 52% of the Company's net sales were attributable to customers located in the United States, 20% were attributable to customers located in Europe, and 28% were attributable to customers located in Asia. These percentages exclude net sales by ISSI-Taiwan occurring after December 31, 1998, the last date on which the Company consolidated ISSI-Taiwan results. In fiscal 1998, approximately 43% of the Company's net sales were attributable to customers located in the United States, 18% were attributable to customers located in Europe, and 39% were attributable to customers located in Asia. In fiscal 1997, approximately 45% of the Company's net sales were attributable to customers located in the United States, 13% were attributable to customers located in Europe, and 42% were attributable to customers located in Asia. The percentages for fiscal 1998 and fiscal 1997 include net sales by ISSI-Taiwan. In fiscal 1999, international sales (including export sales by the Company and sales by ISSI-Taiwan for the quarter ending December 31, 1998) comprised approximately 48% of the Company's net sales. In fiscal 1998 and 1997, international sales (export sales by the Company and sales by ISSI-Taiwan) comprised approximately 57% and 55% of the Company's net sales, respectively. See Note 14 of Notes to Consolidated Financial Statements.

      The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. Substantially all of the Company's foundries and assembly and test operations are located in Asia. Although the Company transacts business predominately in U.S. dollars, it does have some transactions in New Taiwan ("NT") dollars and in Hong Kong ("HK") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. There can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

      The Company's sales are generally made pursuant to standard purchase orders, which can be revised to reflect changes in the customer's requirements. Generally, purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

COMPETITION

      The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including over or under wafer manufacturing capacity and the resultant imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate the Company's products into their systems, the success of the OEM's products, access to advanced process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results.

      The SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the SRAM market, the Company competes with several major domestic and international semiconductor companies including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology ("IDT"), Mitsubishi, Motorola, Samsung, and Winbond. The Company also competes with new and emerging companies, such as Galvantech and Giga Semiconductor. The Company also may face significant competition from other domestic and foreign integrated circuit manufacturers, which have advanced technological capabilities but have not previously participated in the SRAM market sector. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

      In the low to medium density DRAM area, the Company competes with Alliance, Mosel-Vitelic, Vanguard and Oki. Other main memory DRAM companies could address this market in the future. There can be no assurance that the Company will be able to compete successfully against any of these competitors. In the EEPROM market, the Company's primary competitors include Atmel and SGS-Thomson Microelectronics. The Company also competes with many small to medium-sized companies in one or more segments of the market.

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

      The Company is currently designing new SRAM and DRAM products. SRAM products under development include ultra low power SRAMs and additional memory configurations. DRAM products under development include synchronous graphics DRAMs. Nonvolatile memory products include the development of additional EEPROM devices. The Company's research and development expenditures in fiscal 1999, 1998, and 1997 were $18.8 million, $31.9 million, and $26.2 million, respectively.

PATENTS

      As of September 30, 1999, the Company held 42 U.S. patents. These patents expire between 2010 and 2019. The Company has approximately 24 additional patent applications pending and expects to continue to file patent applications where appropriate to protect its proprietary technologies. Although patents are an important element of the Company's intellectual property, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on its patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

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

EMPLOYEES

      As of September 30, 1999, the Company had approximately 131 employees in the U.S., 9 in the People's Republic of China and 13 in Hong Kong. The Company's affiliates, ISSI-Taiwan and NexFlash, employ approximately 323 and 31 people, respectively, as of September 30, 1999. Total employment, including affiliates, is therefore approximately 500 people. The Company's future success will largely be dependent on its ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that the Company will successfully staff all necessary positions. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

      The executive officers of the Company and their ages as of September 30, 1999 are as follows:

        Name             Age                            Position

Jimmy S.M. Lee            44      Chairman, Chief Executive Officer, President, and Director

Gary L. Fischer           48      Executive Vice President, Office of the President and Chief
                                  Financial Officer
Thomas Doczy              45      Vice President, Sales and Marketing
Paul Song                 44      Vice President, Engineering

BACKGROUND OF EXECUTIVE OFFICERS

      Jimmy S.M. Lee has served as Chief Executive Officer, President and a director of the Company since he co-founded the Company in October 1988. He has also served as a director of ISSI-Taiwan since September 1990, and as a director of NexFlash since October 1998. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, Inc., a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Prior thereto, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

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

      Thomas Doczy has served as Vice President, Sales and Marketing since April 1999. He also served as Vice President and General Manager, Memory Product Division from October 1996 to April 1999 and as Senior Director, Memory Marketing from October 1995 to October 1996. He served as Director of Sales from March 1994 to October 1995. Mr. Doczy was International Marketing Manager and Strategic Accounts Manager at Cypress Semiconductor prior to joining ISSI in March 1994. Previously, he was Director of Worldwide Sales for Austek Microsystems and held field sales management positions in Boston and Minneapolis with AMD. Mr. Doczy holds a B.S. degree in electrical engineering from the Illinois Institute of Technology.

      Paul Song has served as Vice President, Engineering since April 1999. He also served as Vice President, Design Engineering from July 1996 to April 1999. He joined ISSI in July 1990 as Director, Nonvolatile Memory Design Engineering. Previously he held design engineering positions at ICT, Exel Microelectronics, Inc. and AMD. Dr. Song holds a Ph.D. degree in electrical engineering from Stanford University, an M.S. degree in electrical engineering from the University of California, Santa Barbara, and a B.S. degree in electrical engineering from National Taiwan University.

      Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

ITEM 2.  PROPERTIES

      The Company's U.S. headquarters occupy a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which its executive offices, marketing, technology, product development groups and some R&D testing facilities are located. The lease on this building expires in February 2007. The Company subleases to NexFlash approximately 9,000 square feet. The sublease expires in September 2000. Additionally, the Company subleases approximately 24,000 square feet to a third party. The sublease expires in March 2000.

ITEM 3.  LEGAL PROCEEDINGS

      In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered between April 1, 1999 and March 31, 2000, and if so, on the results of the DOC review. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

      The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

      Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

      On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to the Company. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. The ITC ruling can be appealed in federal court, but as of December 16, 1999, no such appeal has been filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                                                       High              Low
                                                                     --------          -------
Fiscal Year ending September 30, 1999
  Fourth quarter                                                     $ 12.00           $ 4.719
  Third quarter                                                         6.094            2.25
  Second quarter                                                        4.375            2.281
  First quarter                                                         4.813            2.50

Fiscal Year ending September 30, 1998
  Fourth quarter                                                     $  7.125          $ 2.75
  Third quarter                                                        10.75             6.656
  Second quarter                                                       12.25             7.313
  First quarter                                                        14.50             7.00


HOLDERS OF RECORD

      As of December 10, 1999, there were approximately 10,300 beneficial holders of the Company's common stock.

DIVIDENDS

      The Company has never declared or paid cash dividends. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      On August 27, 1999, the Company issued 85,529 shares of its common stock pursuant to the exercise of 133,333 warrants issued in connection with the spin-off of NexFlash Technologies, Inc. On November 5, 1999, the Company issued 51,142 shares of its common stock pursuant to the exercise of 115,997 warrants issued in connection with the spin-off of NexFlash Technologies, Inc.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Fiscal Year Ended September 30,
                                           --------------------------------------------------------------------
                                            1999(2)        1998           1997          1996            1995
                                           ---------     ---------      ---------      ---------      ---------
                                                         (in thousands, except per share data)

Net sales                                  $ 83,309      $ 131,132      $ 108,261      $ 132,039      $ 123,201
Gross margin                                 16,493          4,338         32,156         31,855         62,252
Operating income (loss)                     (14,184)       (53,053)       (10,776)        (4,683)        34,476
Net income (loss)                            (9,511)       (50,607)        (7,686)         1,015         29,653
Basic income (loss) per share (1)             (0.48)         (2.67)         (0.43)          0.06           1.98
Diluted income (loss) per share (1)           (0.48)         (2.67)         (0.43)          0.06           1.80

Working capital                              42,064         32,549         75,544        107,929        120,839
Total assets                                121,831        202,168        195,596        178,039        204,441
Total long-term obligations,
   notes payable, and current
   portion of long-term obligations               -         33,791         20,101         14,534         33,888
Stockholders' equity                         88,778         90,920        134,567        142,435        139,909
Dividends paid                                    -              -              -              -              -

----------------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

(2) See Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of the fiscal 1999 year-end results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's financial results for fiscal year 1998 are presented on a consolidated basis and include the results of the operations of NexFlash and Integrated Silicon Solution Taiwan Inc., "ISSI-Taiwan". Effective November 1998, the Company's financial results no longer consolidate the results of NexFlash, as the Company's ownership of NexFlash became less than 50%. Effective November 1998, the Company began accounting for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's results of operations. This change has had a minimal effect on the Company's consolidated revenue and has resulted in a decrease in the Company's consolidated research and development expenses. In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. The Company's Balance Sheet as of September 30, 1999 reflects the accounting for ISSI-Taiwan on the equity basis. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidate the results of ISSI-Taiwan, but instead accounts for ISSI-Taiwan on the equity basis and reflects its percentage share of ISSI-Taiwan's results of operations. As a result of no longer consolidating ISSI-Taiwan, there has been a significant decline in the Company's consolidated revenue and operating expenses.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

      Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 36% to $83.3 million in fiscal 1999 from $131.1 million in fiscal 1998. Approximately $32.9 million of the decrease is attributable to the deconsolidation of ISSI-Taiwan. Excluding the effect of the deconsolidation of ISSI-Taiwan, the decrease in sales was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K and 256K module SRAM products. Additionally, revenue from shipments of newer 8 megabit and 16 megabit DRAM products more than offset the decline in revenue from 4 megabit DRAM products. The Company anticipates that the average selling prices of its existing products will decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. See "Quarterly Fluctuations in Operating Results" and "Declines in Average Selling Prices." Net sales include approximately $1.9 million of licensing revenue in fiscal 1999. Additionally net sales included approximately $1.4 million in sales to ISSI-Taiwan and approximately $1.5 million in sales to NexFlash in fiscal 1999. Effective January 1, 1999, the Company's financial results no longer consolidate the sales of ISSI-Taiwan. Sales to one customer, 3Com, accounted for approximately 20% and 19% of total net sales for fiscal 1999 and fiscal 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time.

      Gross Profit. The Company's cost of sales includes die cost from the wafers acquired from foundries, subcontracted package and assembly costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased 280% to $16.5 million in fiscal 1999 from $4.3 million in fiscal 1998. As a percentage of net sales, gross profit increased to 19.8% in fiscal 1999 from 3.3% in fiscal 1998. The Company's gross profit for fiscal 1999 benefited from $1.9 million in licensing revenue. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. See "Risk of Inventory Write-downs." Excluding the inventory write-downs of $23.0 million for fiscal 1998, the decrease in gross profit dollars was principally due to a decrease in the average selling prices of the Company's SRAM products, as well as a significant decline in unit shipments of the Company's 256K and 256K module SRAM products. Additionally, shipments and average selling prices of the Company's 4 megabit DRAM product declined significantly in fiscal 1999 compared to fiscal 1998. Although product unit costs were generally lower in fiscal 1999 compared to fiscal 1998, such reductions did not offset the declines in average selling prices resulting in lower gross margins. The Company believes that the average selling price of its products will decline over time and, unless the Company is able to reduce its cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in the Company's gross margin. Although the Company has product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. The Company does not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of its products or the level of service provided by the Company.

      Research and Development. Research and development expenses decreased by 41% to $18.8 million in fiscal 1999 from $31.9 million in fiscal 1998. As a percentage of net sales, research and development expenses decreased to 22.5% in fiscal 1999 from 24.3% in fiscal 1998. The decreases in absolute dollars were primarily the result of the Company's transfer of its Flash development efforts to NexFlash, as well as reduced payroll related expenses associated with headcount reductions, and limitations on discretionary spending during fiscal 1999. In addition, a $5.1 million reduction in research and development expenses is attributable to the deconsolidation of ISSI-Taiwan. Fiscal 1999 includes a charge of $0.9 million in the June 1999 quarter for the write-off of certain licensed products and technologies which have been replaced by the Company's internally developed products. During fiscal 1999, the Company concentrated its development efforts on SRAM and DRAM. SRAM projects focused on the development of a family of ultra-low power products based on the Company's six transistor memory cell. DRAM projects included the 16 megabit EDO DRAM. The Company anticipates that its research and development expenses will remain fairly constant in fiscal 2000 although such expenses may fluctuate as a percentage of net sales.

      Selling, General and Administrative. Selling, general and administrative expenses decreased by 35% to $11.9 million in fiscal 1999 from $18.4 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased slightly to 14.3% in fiscal 1999, from 14.0% in fiscal 1998. The decrease in absolute dollars was primarily the result of a $3.1 million reduction attributable to the deconsolidation of ISSI-

Taiwan. Additional reductions were the result of decreased selling commissions associated with lower revenues, decreased payroll resulting from the spin-off of NexFlash and a reduction in discretionary spending in fiscal 1999. The Company expects its selling, general and administrative expenses may increase slightly in fiscal 2000 although such expenses may fluctuate as a percentage of net sales.

      In-process Technology. In December 1997, the Company completed its acquisition of Nexcom Technology, Inc. in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). In addition, the Company incurred approximately $400,000 in other costs related to this transaction. The transaction was accounted for as a purchase and resulted in an in-process technology charge of $7.1 million in the Company's December 31, 1997 quarter.

      Gain on sale of investment. The gain on sale of investment decreased to $2.6 million in fiscal 1999 from $10.5 million in fiscal 1998. Fiscal 1999 includes a gain of approximately $1.8 million in the June 1999 quarter related to the sale of the Company's investment in UICC to UMC, a pre-tax gain of $1.2 million resulting from the sale of 20% of the Company's holdings in ISSI-Taiwan in the December 1998 quarter offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of the Company's investment in Wafertech LLC. In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. The Company recorded a pre-tax gain of approximately $10.5 million in the June 1998 quarter related to this transaction.

      Interest and other income (expense), Net. Other income (expense), net increased by $4.0 million to $2.3 million in fiscal 1999 from $(1.7) million in fiscal 1998. This is primarily due to exchange gains in fiscal 1999 of $0.6 million compared to exchange losses in fiscal 1998 of $3.2 million.

      Provision (benefit) for Income Taxes. The income tax provision for fiscal 1999 is comprised primarily of foreign withholding taxes related to the sale of ISSI-Taiwan stock. The income tax provision for fiscal 1998 is comprised mainly of foreign withholding taxes related to the sale of ISSI-Taiwan stock and a reversal of previously recorded federal deferred tax assets which management has determined should be subject to a valuation allowance based on historical and future earnings trends.

      Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management has established a valuation allowance covering the net deferred tax assets based on management's belief that the realization of the deferred tax assets is not realizable on a more likely than not basis.

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

      Gross Profit. Gross profit decreased 87% to $4.3 million in fiscal 1998 from $32.2 million in fiscal 1997. As a percentage of net sales, gross profit decreased to 3.3% in fiscal 1998 from 29.7% in fiscal 1997. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. The September 1998 quarter included a $2.9 million write-down of certain Flash inventories due to obsolescence resulting from the decision to spin off the Company's Flash product business to form NexFlash. In addition, in the December 1997 quarter, the Company wrote-off $0.8 million worth of a specific DRAM product, for which the Company's six month forecast showed minimal demand at December 31, 1997 and for which the Company has had minimal sales to date. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. The policy has resulted in inventory write-downs of approximately $5.4 million, $0, and $15 million for fiscal year 1998, 1997 and 1996, respectively, and recoveries of written-down inventory of approximately $0, $13.9 million, and $0.3 million in fiscal 1998, 1997 and 1996, respectively. Excluding the inventory write-downs of $23.0 million for fiscal 1998, the decrease in gross profit dollars was primarily the result of a continuing decline in the average selling prices of the Company's products without a commensurate decline in product cost, particularly in the second half of the fiscal year.

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

      Provision (benefit) for Income Taxes. The income tax provision for fiscal 1998 is comprised mainly of foreign withholding taxes related to the sale of ISSI-Taiwan stock and a reversal of previously recorded federal deferred tax assets which management determined should be subject to a valuation allowance based on historical and future earnings trends. The income tax benefit for fiscal 1997 was the result of losses which were carried back for refunds of prior federal taxes paid and Taiwan tax credits offset by a partial valuation allowance set up for U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $23.6 million. During fiscal 1999, operating activities used cash of approximately $22.5 million. Cash used by operations was primarily due to net losses of $9.5 million and an increase in inventories of $21.9 million partially offset by a decrease in other assets of $11.5 million.

      In fiscal 1999, the Company was provided with $6.5 million from investing activities compared to $18.1 million in fiscal 1998. The cash provided from investing activities was primarily the result of $10.0 million received for the sale of approximately 33% of the Company's interest in Wafertech to TSMC and $9.2 million received from the sale of UICC offset by a net cash outflow of $7.9 million from the partial sale of ISSI-Taiwan which represents the pre-tax cash received from the partial sale net of the cash excluded from the balance sheet as a result of the deconsolidation of ISSI-Taiwan. In addition, $3.5 million was used for the acquisition of fixed assets, $1.0 million was invested by ISSI-Taiwan in NexFlash prior to deconsolidation, and $0.5 million was invested in Dynachip which includes $0.3 million invested by ISSI-Taiwan prior to deconsolidation.

      In fiscal 1999, the Company made capital expenditures of approximately $3.5 million which included $2.2 million by ISSI-Taiwan prior to deconsolidation for the purchase of test equipment. The Company expects to spend approximately $2.5 million to purchase capital equipment during the next twelve months, principally for the purchase of computer software and hardware, design and engineering tools and additional test equipment.

      In June 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. In December 1998, the Company sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction the Company owns approximately 43% of ISSI-Taiwan and now accounts for ISSI-Taiwan on the equity basis.

      In June 1996, the Company entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, the Company sold approximately 33% of its investment in WaferTech to TSMC for $10.0 million. The Company retains a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. The Company's pro-rata amount of $2.7 million was invested along with the other partners. The Company's investment in WaferTech as of September 30, 1999 and October 31, 1999, was $20.8 and $23.5 million, respectively. The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments, the remaining amount of which totals approximately $9.6 million through 2001, to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

      The Company generated $3.8 million from financing activities during fiscal 1999 compared to $23.9 million in fiscal 1998. The major source of financing for fiscal 1999 was proceeds of $2.8 million from the issuance of stock under stock option and stock purchase plans and to a lesser extent net borrowings by ISSI-Taiwan under short-term and long-term lines of credit prior to deconsolidation.

      In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

      The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

      Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

      On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to the Company. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. The ITC ruling can be appealed in federal court, but as of December 6, 1999, no such appeal has been filed.

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

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING RESULTS

DEPENDENCE ON SRAM PRODUCTS; DECLINE IN AVERAGE SELLING PRICES FOR SRAM PRODUCTS

      A substantial majority of the Company's net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices. For example, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter, principally due to a decrease in unit shipments of the Company's SRAM products. Further, the Company anticipates that the average selling prices of its existing products will decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

      The Company's future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, many of which are outside of its control, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. In this regard, in the June 1998 quarter, the Company's net sales decreased by 38% to $25.0 million from $40.7 million in the March 1998 quarter principally due to a decrease in unit shipments of the Company's SRAM products. In fiscal 1999, approximately 52% of the Company's net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. In fiscal 1998, approximately 43% of the Company's net sales was attributable to customers located in the United States, 18% was attributable to customers located in Europe and 39% was attributable to customers located in Asia. In fiscal 1999 and in fiscal 1998, international sales (sales by ISSI-Taiwan, ISSI-Hong Kong and export sales by ISSI-U.S.) comprised approximately 48% and 57% of the Company's net sales, respectively. Accordingly, the Company's future operating results will also depend in part on general economic conditions in Asia, the United States and its other markets. In addition, there can be no assurance that the markets for the Company's products, which are highly cyclical, will continue to grow.

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

RISK OF INVENTORY WRITE-DOWNS

      Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in the Company's quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September 1998 quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs. The September 1998 quarter included a $2.9 million write-down of certain of the Company's Flash inventories due to obsolescence resulting from the Company's decision to spin off the Flash product business to form NexFlash. It is the Company's practice to write-down to zero carrying value inventory on hand in excess of six months estimated sales volumes to cover estimated exposures unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. Management's judgments take into account the product life cycles which can range from 6 to 24 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, the impact of competitor announcements and product introductions on the Company's products and purchasing opportunities due to excess wafer capacity. The Company believes that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand. The policy has resulted in inventory write-downs of approximately $0, $5.4 million, and $0 for fiscal year 1999, 1998 and 1997, respectively, and recoveries of written-down inventory of approximately $0, $0, and $13.9 million in fiscal 1999, 1998 and 1997, respectively. There can be no assurance that in the future additional inventory write-downs will not occur.

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

      The Company has certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. The Company has agreed to make certain annual purchases totaling, in aggregate, approximately $9.6 million through 2001 from TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company has minimum purchase obligations to TSMC related to WaferTech LLC, a business venture in which the Company is an investor. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company will be required to make payments for the unused capacity and its business and operating results would be materially and adversely affected.

PRODUCT CONCENTRATION

      A majority of the Company's products are incorporated into products such as internet access devices, networking equipment, telecommunications equipment, disk drives and other PC peripherals. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. The Company's business and operating results would be materially and adversely affected by any future downturns in the markets that it serves.

CUSTOMER CONCENTRATION

      The Company's sales are concentrated within a limited customer base. Sales to one customer, 3Com, accounted for approximately 20% and 19% of total net sales for fiscal 1999 and fiscal 1998, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, the customer can cease doing business with the Company at any time. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not otherwise cancel or reschedule orders, or in the event of canceled orders, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events could have a material adverse effect on the Company's business and operating results.

COMPETITION

      The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. The ability of the Company to compete successfully in the high performance memory market depends on factors both within and outside of its control, including imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate the Company's products into their systems, the success of the OEM's products, access to advance process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the nature of its competitors and general economic conditions. In addition, the Company is vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products. There can be no assurance that the Company will be able to compete successfully in the future as to any of these factors. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results.

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

INTERNATIONAL OPERATIONS

      The Company is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws, and possibly, political instability. The Company anticipates that sales to international customers will continue to represent a significant percentage of net sales. In addition, substantially all of the Company's foundries and assembly and test operations are located in Asia. Although the Company transacts business predominately in U.S. dollars, it does have some transactions in New Taiwan ("NT") dollars and in Hong Kong ("HK") dollars. Such transactions expose the Company to the risk of exchange rate fluctuations. The Company monitors its exposure to foreign currency fluctuations, and has from time to time taken action to hedge against such exposure, but has not to date adopted any formal hedging strategy. The Company's business and results of operations have been negatively impacted by exchange rate fluctuations in the past and there can be no assurance that exchange rate fluctuations will not materially and adversely affect its business and operating results in the future.

YEAR 2000 READINESS DISCLOSURE

      The Company is aware of the issues associated with computer systems as the Year 2000 approaches. The Year 2000 issues are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect internal information technology (IT) systems used by the Company for product design, product test, accounting, order entry, planning, and distribution. The problem may also affect non-IT systems such as security systems, communication equipment, and other equipment.

      The Company completed its assessment of its critical IT systems and identified at least one area (accounting software) that was not Year 2000 compliant. As a result, the Company implemented a new enterprise management information system in September 1999. The Company has been advised that the new enterprise management information system is Year 2000 compliant. The new system significantly affects many areas of the Company's business, including accounting, order entry, planning, shipping/distribution, manufacturing, and sales and marketing. The successful utilization of this system is important in managing and operating the Company. With respect to critical non-IT systems, the Company has assessed the compliance of these systems and believes that these systems are Year 2000 compliant. There can be no assurance that the Company has successfully identified all its internal Year 2000 issues or that the new enterprise management information system will function without interruption to the Company's daily operations. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse affect on the Company's business and results of operations.

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

      The Company has currently incurred approximately $0.5 million in total software, hardware, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have generally been capitalized as fixed assets. The Company expects to spend approximately an additional $0.1 million before January 1, 2000 to complete the implementation and address any further Year 2000 compliance issues.

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

ITEM 7a. MARKET RISK DISCLOSURES

      The Company's principal financial market risk relates to the interest rates associated with the Company's investment portfolio. All the Company's cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1999 and 1998, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the years ended September 30, 1999, 1998 and 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial StatementS

Report of Independent Auditors.............................................   21

Financial Statements:

      Consolidated Statements of Operations
           For Fiscal Years Ended September 30, 1999,
           September 30, 1998, and September 30, 1997......................   22

      Consolidated Statements of Comprehensive Loss
           For Fiscal Years Ended September 30, 1999,
           September 30, 1998, and September 30, 1997......................   23

      Consolidated Balance Sheets
           As of September 30, 1999 and September 30, 1998.................   24

      Consolidated Statements of Stockholders' Equity
           For Fiscal Years Ended September 30, 1999,
           September 30, 1998, and September 30, 1997......................   25

      Consolidated Statements of Cash Flows
           For Fiscal Years Ended September 30, 1999,
           September 30, 1998, and September 30, 1997......................   26

      Notes to Consolidated Financial Statements...........................   27

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

      We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

San Jose, California
October 29, 1999

                       Integrated Silicon Solution, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                     Years Ended September 30,
                                                           ---------------------------------------------
                                                              1999              1998              1997
                                                           ---------         ---------         ---------
Net sales (See Note 19)                                    $  83,309         $ 131,132         $ 108,261

Cost of sales (other than item below) (See Note 19)           66,816           103,794            76,105
Inventory write-down                                               -            23,000                 -
                                                           ---------         ---------         ---------
Total cost of sales                                           66,816           126,794            76,105
                                                           ---------         ---------         ---------
Gross profit                                                  16,493             4,338            32,156
                                                           ---------         ---------         ---------
Operating expenses
   Research and development                                   18,778            31,911            26,179
   Selling, general and administrative                        11,899            18,402            16,753
   In-process technology charge                                    -             7,078                 -
                                                           ---------         ---------         ---------
     Total operating expenses                                 30,677            57,391            42,932
                                                           ---------         ---------         ---------
Operating loss                                               (14,184)          (53,053)          (10,776)
Interest and other income (expense)                            2,256            (1,697)            2,535
Interest expense                                              (1,039)           (1,795)             (607)
Gain on sale of investments, net                               2,658            10,494                 -
                                                           ---------         ---------         ---------
Loss before income taxes and
   minority interest                                         (10,309)          (46,051)           (8,848)
Provision (benefit) for income taxes                             608             4,668            (1,144)
                                                           ---------         ---------         ---------
Net loss before minority interest                            (10,917)          (50,719)           (7,704)
Minority interest in net loss of
   consolidated subsidiary                                      (472)             (112)              (18)
Equity in net income of
   affiliated companies                                          934                 -                 -
                                                           ---------         ---------         ---------
Net loss                                                   $  (9,511)        $ (50,607)        $  (7,686)
                                                           =========         =========         =========
Basic and diluted net loss per share                       $   (0.48)        $   (2.67)        $   (0.43)
                                                           =========         =========         =========
Shares used in per share calculation                          19,633            18,940            17,748
                                                           =========         =========         =========



         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.

                  Consolidated Statements of Comprehensive Loss
                                 (In thousands)

                                                              Years Ended September 30,
                                                       ----------------------------------------
                                                         1999            1998             1997
                                                       -------         --------         -------
Net loss                                               $(9,511)        $(50,607)        $(7,686)
Other comprehensive income (loss), net of tax:
    Change in cumulative translation adjustment          2,599           (2,539)         (2,002)
                                                       -------         --------         -------
Comprehensive loss                                     $(6,912)        $(53,146)        $(9,688)
                                                       =======         ========         =======












         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                          September 30,
                                                                     ----------------------
                                                                       1999          1998
                                                                     --------      --------
                                           ASSETS
Current assets:
   Cash and cash equivalents                                         $ 15,975      $ 27,776
   Restricted cash                                                          -           333
   Short-term investments                                               7,650         7,800
   Accounts receivable, net of allowance for doubtful
      accounts of $1,496 in 1999 and  $1,804 in 1998                   11,970        19,069
   Accounts receivable from related parties (See Note 19)               3,206             -
   Inventories                                                         29,681        46,484
   Other current assets                                                 1,639         4,938
                                                                     --------      --------
Total current assets                                                   70,121       106,400
Property, equipment, and leasehold improvements, net                    4,563        44,316
Other assets                                                           47,147        51,452
                                                                     --------      --------
Total assets                                                         $121,831      $202,168
                                                                     ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                     $      -      $ 18,325
   Accounts payable                                                    10,370        40,642
   Accounts payable to related parties (See Note 19)                    9,231             -
   Accrued compensation and benefits                                    1,933         2,945
   Accrued expenses                                                     6,068         8,036
   Income tax payable                                                     455           524
   Current portion of long-term obligations                                 -         3,379
                                                                     --------      --------
Total current liabilities                                              28,057        73,851
Income tax payable - noncurrent                                         4,996         4,996
Long-term obligations                                                       -        12,087
Minority interest in consolidated subsidiary                                -        20,314
Commitments and contingencies

Stockholders' equity:

   Preferred stock, $0.0001 par value: Authorized shares -
     5,000 in 1999 and 1998. No shares outstanding                          -             -
   Common stock, $0.0001 par value: Authorized shares -
     70,000 in 1999 and 1998.  Issued and outstanding shares -
     20,294 in 1999 and 19,417 in 1998                                      2             2
   Additional paid-in capital                                         120,852       116,199
   Accumulated deficit                                                (27,852)      (18,341)
   Accumulated comprehensive income                                    (4,188)       (6,787)
   Unearned compensation                                                  (36)         (153)
                                                                     --------      --------
Total stockholders' equity                                             88,778        90,920
                                                                     --------      --------
Total liabilities and stockholders' equity                           $121,831      $202,168
                                                                     ========      ========



         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                         Retained
                                        Common Stock      Additional     Earnings      Accumulated                      Total
                                    ------------------     Paid-In     (Accumulated   Comprehensive     Unearned     Stockholders'
                                     Shares     Amount     Capital        Deficit)    Income (loss)   Compensation      Equity
                                    --------   --------   ----------   ------------   -------------   ------------   -------------
Balance at September 30, 1996         17,607     $  2     $104,788      $  39,952      $  (2,246)       $ (61)         $142,435
   Stock options exercised               197        -          665             -              -             -               665
   Shares issued under stock
     purchase plan                       134        -        1,112             -              -             -             1,112
   Unearned compensation                   -        -          204             -              -          (204)                -
   Amortization of unearned
     compensation                          -        -            -             -              -            43                43
   Translation adjustment                  -        -            -             -         (2,002)            -            (2,002)
   Net loss                                -        -            -        (7,686)             -             -            (7,686)
                                      ------     ----     --------      --------       --------         -----          --------
Balance at September 30, 1997         17,938        2      106,769        32,266         (4,248)         (222)          134,567
   Stock options exercised               461        -        1,674             -              -             -             1,674
   Shares issued under stock
     purchase plan                       245        -        1,379             -              -             -             1,379
   Amortization of unearned
     compensation                          -        -            -             -              -            69                69
   Shares issued for purchase of
     Nexcom Technology, Inc.             773        -        6,377             -              -             -             6,377
   Translation adjustment                  -        -            -             -         (2,539)            -            (2,539)
   Net loss                                -        -            -       (50,607)             -             -           (50,607)
                                      ------     ----     --------      --------       --------         -----          --------
Balance at September 30, 1998         19,417        2      116,199       (18,341)        (6,787)         (153)           90,920
   Stock options exercised               556        -        2,064             -              -             -             2,064
   Shares issued under stock
     purchase plan                       235        -          699             -              -             -               699
   Amortization of unearned
     compensation                          -        -            -             -              -             8                 8
   Cancellation of stock options           -        -         (109)            -              -           109                 -
   Warrants issued in connection with
     NexFlash Technologies spin-off        -        -        1,999             -              -             -             1,999
   Shares issued for exercise of
     warrant                              86        -            -             -              -             -                 -
   Translation adjustment                  -        -            -             -          2,599             -             2,599
   Net loss                                -        -            -        (9,511)             -             -            (9,511)
                                      ------     ----     --------       -------       --------         -----          --------
Balance at September 30, 1999         20,294     $  2     $120,852      $(27,852)     $  (4,188)        $ (36)         $ 88,778
                                      ======     ====     ========      ========      =========         =====          ========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Years Ended September 30,
                                                                                      -------------------------------------
                                                                                        1999           1998          1997
                                                                                      --------       --------     ---------
Cash flows from operating activities:
   Net loss                                                                           $ (9,511)      $(50,607)    $  (7,686)
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                                     4,608          9,065        11,408
       In-process technology charge                                                          -          7,078             -
       Net gain on sale of investments                                                  (2,658)       (10,494)            -
       Provision for losses on accounts receivable                                           -              -           675
       Net foreign currency transaction (gains) losses                                    (594)         3,188            17
       Equity in net income of affiliated companies                                       (934)             -             -
       Minority interest in net loss of consolidated subsidiary                           (472)          (112)          (18)
       Changes in operating assets and liabilities:
         Accounts receivable and accounts receivable from related parties               (1,719)          (386)       (8,007)
           (See Note 19)
         Inventories                                                                   (21,912)       (13,515)      (19,446)
         Other assets                                                                   11,549          7,458         4,328
         Accounts payable and accounts payable to related parties (See Note 19)            149         16,350        13,939
         Accrued expenses                                                                 (963)        (2,553)          227
                                                                                      --------       --------     ---------
               Net cash used in operating activities                                   (22,457)       (34,528)       (4,563)
Cash flows from investing activities:
   Acquisition of property, equipment, and leasehold improvements                       (3,490)       (19,218)      (13,985)
   Purchases of available-for-sale securities                                          (26,450)       (42,750)     (174,400)
   Sales of available-for-sale securities                                               26,600         60,550       211,000
   Cash impact of deconsolidation of ISSI-Taiwan                                       (12,818)             -             -
   Proceeds from partial sale of ISSI-Taiwan                                             4,957         37,594             -
   Investment in WaferTech, LLC                                                              -        (12,480)       (9,360)
   Proceeds from partial sale of Wafertech                                              10,000              -             -
   Investment in United Integrated Circuits Corp.                                            -         (4,730)      (12,983)
   Proceeds from sale of United Integrated Circuits Corp.                                9,217              -             -
   Investment in NexFlash Technologies, Inc.                                            (1,000)             -             -
   Investment in Dynachip                                                                 (500)             -             -
   Investment in Nexcom Technology, Inc.                                                     -           (869)            -
   Proceeds from employees for UICC shares                                                   -              -         5,345
                                                                                      --------       --------     ---------
               Net cash provided by investing activities                                 6,516         18,097         5,617
Cash flows from financing activities:
   Proceeds from issuance of stock                                                       2,771          3,122         1,820
   Borrowings under notes payable and long-term obligations                             33,435         81,816        28,659
   Principal payments of notes payable and long-term obligations                       (32,393)       (65,884)      (23,092)
   Decrease (increase) in restricted cash                                                    -          4,800         1,821
                                                                                      --------       --------     ---------
               Net cash provided by financing activities                                 3,813         23,854         9,208
Effect of exchange rate changes on cash and cash equivalents                               327         (1,981)         (165)
                                                                                      --------       --------     ---------
Net increase (decrease) in cash and cash equivalents                                   (11,801)         5,442        10,097
Cash and cash equivalents at beginning of year                                          27,776         22,334        12,237
                                                                                      --------       --------     ---------
Cash and cash equivalents at end of year                                              $ 15,975       $ 27,776     $  22,334
                                                                                      ========       ========     =========


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

      The Company's financial results for fiscal year 1998 are presented on a consolidated basis and include the results of the operations of NexFlash and Integrated Silicon Solution Taiwan Inc., "ISSI-Taiwan". Effective November 1998, the Company's financial results no longer consolidate the results of NexFlash, as the Company's ownership of NexFlash became less than 50%. Effective November 1998, the Company accounts for NexFlash on the equity basis and includes in its financial statements its percentage share of NexFlash's results of operations. In late December 1998, the Company sold an additional 20% of its interest in ISSI-Taiwan and, as a result, reduced its ownership interest in ISSI-Taiwan to approximately 43%. The Company's Balance Sheet as of September 30, 1999 reflects the accounting for ISSI-Taiwan on the equity basis. Beginning with the second quarter of fiscal 1999, the Company's Statement of Operations no longer consolidate the results of ISSI-Taiwan, but instead accounts for ISSI-Taiwan on the equity basis and reflects its percentage share of ISSI-Taiwan's results of operations.

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

      At September 30, 1999 and 1998, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1999 and 1998, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. Except for the gains (losses) recognized on the sales of securities of ISSI-Taiwan, WaferTech, and UICC (see Note 18), there were no gains or losses on the sale of securities for the years ended September 30, 1999, 1998 and 1997.

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

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

      The accumulated comprehensive income (loss) component within the Stockholders' equity section of the Balance Sheet is comprised entirely of foreign currency translation adjustments.

REVENUE RECOGNITION

      The Company recognizes revenue to non-distributor customers upon shipment. The Company provides for estimated sales returns on sales to these customers. Sales made to distributors, under terms allowing certain rights of return and price protection on unsold merchandise held by the distributor, are deferred until the merchandise is sold by the distributor.

FOREIGN CURRENCY TRANSLATION

      The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in the Accumulated comprehensive income component of stockholder's equity.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

      The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and NVM integrated circuits. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In fiscal 1999, 1998 and 1997, one customer, 3Com, accounted for approximately 20%, 19% and 19% of net sales, respectively.

      The Company maintains cash, cash equivalents, and short-term investments with various financial institutions. The Company's investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date, the Company has not incurred losses related to these investments.

SEMICONDUCTOR INDUSTRY RISKS

      To date the Company has derived substantially all of its revenues from the sale of SRAM products. The Company has diversified into other product areas such as low and medium density DRAMs, and NVM products. However, a substantial majority of the Company's revenue is still derived from SRAM products and, if the market for SRAM products should decline and the Company has not successfully diversified, such decline would have a material adverse affect on the Company's financial performance.

      The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including declines in average selling prices of the Company's products, oversupply of memory products in the market, failure

                   Notes to Consolidated Financial Statements

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

NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is computed using the weighted number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method.

      Basic and diluted net loss per share for each of the three years presented is computed using the weighted average number of shares of common stock outstanding during the period, as all other common equivalent shares are anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

RECLASSIFICATION OF PRIOR YEAR BALANCES

      Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

NOTE 2. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

      Cash, cash equivalents, restricted cash, and short-term investments consisted of the following at September 30:

                                                       1999        1998
                                                     -------     -------
                                                        (In thousands)

      Cash                                           $13,732     $23,893
      Money market instruments                           660         195
      Certificates of deposit                          1,583       4,021
      Auction preferred stock                          5,200       1,000
      Municipal bonds due in more than 3 years         2,450       6,800
                                                     -------     -------
        Total                                        $23,625     $35,909
                                                     =======     =======



                                       29
s

                   Notes to Consolidated Financial Statements

NOTE 3. INVENTORIES

      Inventories consisted of the following at September 30:

                                               1999          1998
                                             -------       -------
                                                (In thousands)

            Purchased components             $ 5,168       $ 5,447
            Work-in-process                    6,807        14,868
            Finished goods                    17,706        26,169
                                             -------       -------
                                             $29,681       $46,484
                                             =======       =======

      In fiscal 1998, the Company recorded inventory write-downs of $23.0 million, including $9.6 million in the September quarter. The inventory write-downs were predominately for lower of cost or market issues on certain of the Company's products, primarily SRAMs.

NOTE 4. OTHER ASSETS

      Other assets consisted of the following at September 30:

                                                                        1999          1998
                                                                      -------       -------
                                                                          (In thousands)

       Investment in ISSI-Taiwan (see Notes 1 and 18)                 $21,886       $    --
       Investment in WaferTech LLC. (see Notes 15 and 21)              20,800        31,200
       Investment in United Integrated Circuits Corp. (see Note 18)        --        16,486
       Other                                                            4,461         3,766
                                                                      -------       -------
                                                                      $47,147       $51,452
                                                                      =======       =======

NOTE 5. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

      Property, equipment, and leasehold improvements consisted of the following at September 30:

                                                                        1999          1998
                                                                      -------       -------
                                                                          (In thousands)

       Machinery and equipment                                        $21,996       $52,462
       Furniture and fixtures                                             860         1,969
       Building and improvements                                          886        19,205
                                                                      -------       -------
                                                                       23,742        73,636
       Less accumulated depreciation and amortization                  19,179        29,320
                                                                      -------       -------
                                                                      $ 4,563       $44,316
                                                                      =======       =======


NOTE 6. ACCRUED EXPENSES

      Accrued liabilities consisted of the following at September 30:

                                                             1999         1998
                                                            ------       ------
                                                              (In thousands)

            Accrued anti-dumping duties (see Note 15)       $1,574       $1,574
            Other                                            4,494        6,462
                                                            ------       ------
                                                            $6,068       $8,036
                                                            ======       ======

                   Notes to Consolidated Financial Statements

NOTE 7. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      At September 30, 1999, the Company had no lines of credit. At September 30, 1998, ISSI-Taiwan had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $23,510,000 denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 1998, ISSI-Taiwan had borrowings of approximately $18,225,000 outstanding under these lines of credit. These lines of credit were secured by time deposits of approximately $333,000, which were recorded as restricted cash, as well as approximately $5.8 million at cost of UICC stock. Commitment fees relating to these lines were not material. At September 30, 1998, the weighted average interest rate on borrowing under these lines was 8.4%.

Long-term obligations consisted of the following at September 30:

                                                                           1999          1998
                                                                         -------       -------
                                                                             (In thousands)

Notes payable to bank, due in quarterly  installments through 2004 with interest at 6.82% to 8.82% and secured by the Company's
  property and equipment                                                 $    --       $15,466
Less current portion                                                          --         3,379
                                                                         -------       -------
                                                                          $   --       $12,087
                                                                         =======       =======


      Interest of $0, $913,000, and $280,000 was capitalized in 1999, 1998, and 1997, respectively.

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

      As of September 30, 1999, shares of common stock were reserved for future issuance as follows:

            Common shares reserved under Employee Stock Purchase Plan        707,000
            Common shares reserved under stock option plans                5,544,000
            Common shares reserved for exercise of warrants                  848,000


NOTE 9. STOCK PLANS

1989 STOCK OPTION PLAN

      During 1989, the Company adopted a stock option plan (the "Plan") that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors of the Company.

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

                   Notes to Consolidated Financial Statements

      The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment. Options to purchase 920,000 shares, 1,120,000 shares, and 1,164,000 shares were exercisable as of September 30, 1999, 1998, and 1997, respectively.

      In the event of certain changes in control of the Company, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

1996 STOCK OPTION PLAN

      On October 18, 1996, the Company adopted a stock option plan (the "1996 Plan") that provides for the grant of non-statutory stock options to non-executive employees and consultants of the Company.

      Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy. Options to purchase 493,000 shares, 430,000 shares and 33,000 shares were exercisable as of September 30, 1999, 1998 and 1997, respectively.

      In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

1998 STOCK OPTION PLAN

      The Board of Directors and stockholders approved the 1998 Stock Option Plan ("1998 Plan") in October 1998 and January 1999, respectively. The 1998 Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors of the Company. Stock purchase rights may also be granted under the 1998 Plan.

      Under the terms of the plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. No options to purchase shares were exercisable as of September 30, 1999.

      In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 DIRECTOR STOCK OPTION PLAN

      The Board of Directors and stockholders approved the 1995 Director Stock Option Plan ("Director Plan") in December 1995 and January 1996, respectively. Under the terms of the Plan, 125,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options to purchase 38,000 shares, 26,000 shares and 13,000 shares were exercisable at September 30, 1999, 1998 and 1997, respectively.

                   Notes to Consolidated Financial Statements

      The following table summarizes activity of the 1989, 1996, 1998 and Director Stock Option Plans:

                                                          Options Outstanding
                                              -------------------------------------------
                                  Options     Number                          Weighted-
                                 Available      Of            Price            Average
                                 For Grant    Shares        Per Share      Exercise Price
                                 ---------    ------      ---------------  --------------
                                        (In thousands, except per share data)

Balance at September 30, 1996        690       2,500      $0.20 - $27.50      $12.31
     Authorized                      775          --            -                 --
     Granted                      (2,340)      2,340      $5.00 - $10.125       8.72
     Exercised                        --        (197)     $0.20 - $12.25        3.37
     Canceled                      1,095      (1,095)     $0.20 - $27.50       19.98
                                  ------      ------      ---------------     ------
Balance at September 30, 1997        220       3,548      $0.28 - $26.00        8.07
     Authorized                    2,218          --            -                 --
     Granted                      (1,463)      1,463      $3.00 - $11.00        8.08
     Exercised                        --        (461)     $0.28 - $10.48        3.63
     Canceled                      1,254      (1,254)     $3.00 - $26.00        8.39
                                  ------      ------      ---------------     ------
Balance at September 30, 1998      2,229       3,296      $3.00 - $14.50        8.57
     Authorized                      575          --            -                 --
     Granted                      (3,157)      3,157      $2.56 - $ 6.50        3.06
     Exercised                        --        (556)     $2.81 - $ 9.25        3.68
     Canceled                      2,811      (2,811)     $2.56 - $13.00        7.92
                                  ------      ------      ---------------     ------
Balance at September 30, 1999      2,458       3,086      $2.56 - $14.50      $ 4.42
                                  ======      ======      ===============     ======

      For certain options granted in 1997, 1995 and 1994, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $8,000, $69,000 and $43,000 was recognized for the years ending September 30, 1999, 1998, and 1997, respectively.

      Outstanding and exercisable options presented by price range at September 30, 1999 are as follows:

                              Options Outstanding                       Options Exercisable
                   ---------------------------------------------   ----------------------------
                    Number of     Wtd. Average                      Number of
   Range of          Options     Remaining Life    Wtd. Average      Options      Wtd. Average
Exercise Prices    Outstanding      (Years)       Exercise Price   Exercisable   Exercise Price
---------------    -----------   --------------   --------------   -----------   --------------
 $ 2.56 -  3.00       881,000        9.36            $ 2.68           94,000        $ 2.81
   3.16 -  3.16     1,341,000        9.17              3.16          805,000          3.16
   3.25 -  5.38       155,000        8.27              4.69           58,000          3.91
   6.50 -  8.00       316,000        8.26              7.76          158,000          7.79
   8.56 -  9.75       291,000        7.84              9.21          245,000          9.22
  10.00 - 14.50       102,000        6.92             11.67           91,000         11.73
 --------------     ---------        ----             -----        ---------        ------
 $ 2.56 - 14.50     3,086,000        8.89            $ 4.42        1,451,000        $ 5.23
 ==============     =========        ====             =====        =========        ======

EMPLOYEE STOCK PURCHASE PLAN

      In March 1993, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. A total of 1,450,000 shares of common stock is reserved for issuance under the plan, of which 743,000 had been issued as of September 30, 1999.

                   Notes to Consolidated Financial Statements

REPRICE OF STOCK OPTIONS

      On December 2, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to employees of the Company. Approximately 1,949,000 shares with an aggregate exercise price of approximately $17.0 million were repriced to an exercise price of $3.1562 per share. In connection with the repricing, certain vesting and exercise rights were surrendered.

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

                                              STOCK OPTIONS                             ESPP
                                 -----------------------------------------       -----------------

                                 1999        1998        1997        1999        1998        1997
                                 ----        ----        ----        ----        ----        ----
Expected life (years)            5.0         5.0         5.0         0.5         0.5         0.5
Expected volatility               .85         .76         .70        1.16         .72         .53
Risk-free interest rate          5.12%       5.50%       6.43%       4.84%       5.33%       5.50%

      The weighted-average fair value of options granted at market value during fiscal 1999, 1998 and 1997 was $1.54, $3.81 and $4.02 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1999, 1998 and 1997 was $3.04, $3.89 and $5.33 per share, respectively.

      For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

                                          1999           1998             1997
                                          ----           ----             ----
Net loss
     As reported                       $ (9,511)       $(50,607)       $ (7,686)
     Pro forma                         $(14,203)       $(55,564)       $(14,814)

Basic and diluted loss per share
     As reported                       $  (0.48)        $ (2.67)       $  (0.43)
     Pro forma                         $  (0.72)        $ (2.93)       $  (0.83)

      Because FAS 123 is applicable only to awards granted subsequent to September 30, 1995, its pro forma effect was not fully reflected until fiscal 1999. Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net loss and proforma net loss per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

                   Notes to Consolidated Financial Statements

NOTE 10. 1998 ISSI-TAIWAN STOCK PLAN

      On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan ("Taiwan Stock Plan") that provides for the grant of non-statutory stock options in the common stock of ISSI-Taiwan to the employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ISSI-Taiwan to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ISSI-Taiwan stock which may be optioned and sold is 12.0 million. This represents approximately 10% of the outstanding shares of ISSI-Taiwan.

      Under the terms of the plan, the exercise price, which is deemed to be the fair value of ISSI-Taiwan at the date of grant, and the exercise period of the non-statutory stock option grants are determined by the Board of Directors on the date of grant. Generally, the stock options vest one-third annually on the anniversary of the date of grant. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy. At September 30, 1999, options to purchase 10,374,000 shares of ISSI-Taiwan stock were outstanding, none of which were exercisable.

      If within twelve months of certain changes of control of the Company an optionee's status as an employee or consultant of the Company is terminated without cause, the Taiwan Stock Plan provides for full acceleration of the exercisability of all outstanding options.

NOTE 11. STOCKHOLDERS' EQUITY

      At September 30, 1998, the Company was subject to legal restrictions related to its distribution of ISSI-Taiwan earnings. In accordance with the Corporate Law of the Republic of China, before ISSI-Taiwan declares any part of net income as dividends and/or bonuses, ISSI-Taiwan must transfer 10% of its statutory net income to a legal reserve until such reserve is equal to ISSI-Taiwan's capital. At September 30, 1998, such restricted equity amounted to approximately $5,022,000. The legal reserve is not available for distribution; however, when the reserve exceeds 50% of ISSI-Taiwan's capital, 50% of the legal reserve in excess of 50% of ISSI-Taiwan's capital may be distributed in the form of stock. The reserve may be utilized at any time to offset a deficit. In addition, any distribution of equity of ISSI-Taiwan must allocate 1% of the related distribution to employees of ISSI-Taiwan.

NOTE 12. INCOME TAXES

      The provision (benefit) for income taxes consisted of the following for the years ended September 30:

                               1999          1998        1997
                              ------       -------      -------
                                        (In thousands)
Current:
   Federal                    $  (250)     $   114      $(2,558)
   State                           --           36            1
   Foreign                        858        2,377          116
                              -------      -------      -------
Total current                 $   608      $ 2,527      $(2,441)

Deferred:
   Federal                         --        2,289        2,584
   State                           --           --           --
   Foreign                         --         (148)      (1,287)
                              -------      -------      -------
Total deferred                     --        2,141        1,297
                              -------      -------      -------
Total provision (benefit)     $   608      $ 4,668      $(1,144)
                              =======      =======      =======

      Pretax income (loss) from foreign operations was approximately $(516,000), $200,000, and $9,207,000 for 1999, 1998 and 1997, respectively.

                   Notes to Consolidated Financial Statements

      The Company's provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

                                                     1999          1998          1997
                                                   --------      --------      --------
                                                               As adjusted
                                                              (In thousands)
Income taxes computed at the U.S. federal
   statutory rate                                  $ (3,821)     $(16,118)     $ (3,097)
Valuation of deferred tax assets                         --        11,105         6,546
Net operating loss (utilized), not utilized           2,088        (2,898)           --
Foreign earnings taxed at lower than U.S. rate           --           (62)       (4,368)
Foreign withholding taxes                               858         2,373            --
Tax exempt interest income                               --           (93)         (328)
Gain on sale of ISSI-Taiwan stock                     1,733         7,890            --
In-process research and development                      --         2,477            --
Other individually immaterial items                    (250)           (6)          103
                                                   --------      --------      --------
     Total provision (benefit)                     $    608      $  4,668      $ (1,144)
                                                   ========      ========      ========

      As of September 30, 1999 the Company has federal and state net operating loss carryforwards of approximately $27,000,000 and $7,000,000, respectively. The Company has federal research and development credit carryforwards, foreign tax credits and alternative minimum tax credit carryforwards of approximately $3,040,000, $3,820,000 and $350,000, respectively. The Company also has state research and manufacturers' investment tax credit carryforwards of approximately $1,350,000 and $650,000. The net operating losses, research credit carryforwards, foreign tax credit carryforwards and state manufacturers' investment tax credit carryforwards will expire at various dates beginning in 2001 through 2019, if not utilized.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

                                                                1999         1998
                                                             --------      --------
                                                                  (In thousands)

  Deferred tax assets:
   Depreciation                                              $    955      $    577
   Inventory and other valuation reserves                       5,078        11,961
   Accrued expenses                                             2,280         2,983
   Taiwan - investment tax credit carryforwards                    --         5,383
   Federal and state credit carryforwards                       8,552         6,548
   Federal and state net operating loss carryforwards           9,509         3,204
   Other, net                                                   1,690         1,185
                                                             --------      --------
Subtotal                                                       28,064        31,841
   Valuation allowance                                        (20,686)      (29,667)
                                                             --------      --------
Total deferred tax assets                                    $  7,378      $  2,174

Deferred tax liabilities:
       Investments tax/book basis differences                  (7,378)           --
                                                             --------      --------
Net deferred tax assets                                      $      0      $  2,174
                                                             ========      ========

      Management has established a valuation allowance for the net deferred tax assets based on management's belief that the realization of the deferred tax assets is not realizable on a more likely than not basis. The net deferred tax asset at September 30, 1998 was on ISSI-Taiwan's balance sheet and, as a result of deconsolidation of ISSI-Taiwan, there is no net deferred tax asset at September 30, 1999 for ISSI. The valuation allowance for deferred tax

                   Notes to Consolidated Financial Statements

assets decreased by $8,981,000 during 1999 and increased by $15,809,000 during 1998. The decrease in the valuation allowance for 1999 resulted from the deconsolidation of ISSI-Taiwan and the resulting adjustment for the book/tax difference in the basis of the investment in ISSI-Taiwan. Approximately $3,250,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

NOTE 13. PER SHARE DATA

      The calculations of basic and diluted net loss per share for each of the three years ended September 30, 1999 are as follows:

                                                               Years Ended September 30,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
                                                         In thousands, except per share data

Net loss                                                 $ (9,511)     $(50,607)     $ (7,686)
                                                         ========      ========      ========
Denominator for basic net loss per share:
     Weighted average common shares
     outstanding                                           19,633        18,940        17,748
                                                         --------      --------      --------
Denominator for basic and diluted net loss per share       19,633        18,940        17,748
                                                         ========      ========      ========
Basic and diluted net loss per share                     $  (0.48)     $  (2.67)     $  (0.43)
                                                         ========      ========      ========

      The above diluted calculation for the years ended September 30, 1999, 1998 and 1997, does not include approximately 2,000,000, 2,497,000, and 1,418,000 shares attributable to options as of September 30, 1999, 1998 and 1997, respectively, as their impact would be anti-dilutive. The above diluted calculation for the year ended September 30, 1999, does not include approximately 175,000 shares attributable to warrants as of September 30, 1999, as their impact would be anti-dilutive.

NOTE 14. GEOGRAPHIC AND SEGMENT INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures About Segments of An Enterprise and Related Information" (FAS No. 131). FAS No. 131 will require the Company to use the "management approach" in disclosing segment information. FAS No. 131 became effective for the Company during fiscal 1999.

      The Company operates in one business segment, which is to design, develop, and market high-performance SRAM, DRAM, and NVM integrated circuits. The following table summarizes the Company's operations in different geographic areas:

                                                  Year Ended September 30, 1999
                             ---------------------------------------------------------------------
                                                                        Adjustments/
                             United States    Hong Kong    Taiwan       Eliminations  Consolidated
                             -------------  -----------   --------      ------------  ------------
                                                       (In thousands)

Net sales                     $ 70,687       $ 9,133      $ 34,932        $(31,443)     $ 83,309
                              ========       =======      ========        ========      ========
Operating loss                $(12,450)      $  (191)     $ (1,349)       $   (194)     $(14,184)
                              ========       =======      ========        ========      ========
Long-lived assets             $  4,428       $   135      $     --        $     --      $  4,563
                              ========       =======      ========        ========      ========

                   Notes to Consolidated Financial Statements

                                       Year Ended September 30, 1998
                            -----------------------------------------------------
                                                        Adjustments/
                           United States     Taiwan     Eliminations   Consolidated
                           -------------   ---------    ------------   ------------
                                                (In thousands)

Net sales                   $  85,378      $ 117,404     $ (71,650)     $ 131,132
                            =========      =========     =========      =========
Operating income (loss)     $ (56,374)     $   3,266     $      55      $ (53,053)
                            =========      =========     =========      =========
Long-lived assets           $   6,366      $  37,950     $      --      $  44,316
                            =========      =========     =========      =========


                                       Year Ended September 30, 1997
                            -----------------------------------------------------
                                                        Adjustments/
                           United States     Taiwan     Eliminations   Consolidated
                           -------------   ---------    ------------   ------------
                                                (In thousands)

Net sales                   $  66,833      $ 114,809     $ (73,381)     $ 108,261
                            =========      =========     =========      =========
Operating income (loss)     $ (20,504)     $   8,995     $     733      $ (10,776)
                            =========      =========     =========      =========
Long-lived assets           $   8,817      $  25,219     $      --      $  34,036
                            =========      =========     =========      =========

      Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements.

      Long-lived assets by geographic area are those assets used in the Company's operations in each area.

      Export sales by the U.S. operating company were approximately $21,587,000, $26,393,000, and $14,125,000, for the years ended September 30, 1999, 1998, and
1997, respectively.

      Net foreign currency transaction gains (losses) of approximately $594,000, $(3,188,000), and $(17,000) for the years ended September 30, 1999, 1998 and
1997, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

                   Notes to Consolidated Financial Statements

third party intellectual property rights or litigation to assert and protect patents or other intellectual property rights of the Company. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of resources by the Company which could materially and adversely affect the Company's business and operating results.

LITIGATION

      In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered, between April 1, 1999 and March 31, 2000 and if so, on the results of the DOC review. The Company will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

      The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

      Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

      On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to the Company. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. The ITC ruling can be appealed in federal court, but as of December 6, 1999, no such appeal has been filed.

LEASES

      The Company leases its facilities under operating lease agreements that expire at various dates through 2006. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company subleases to NexFlash approximately 9,000 square feet. The sublease expires in September 2000. Additionally, the Company subleases approximately 24,000 square feet to a third party. The sublease expires in March 2000. Minimum rental commitments under these leases are as follows (in thousands):

         2000  (net of sublease income of $452)               $    983
         2001                                                    1,356
         2002                                                    1,401
         2003                                                    1,431
         2004                                                    1,451
         Thereafter                                              3,739
                                                              --------
         Total minimum rental commitments                     $ 10,361
                                                              ========

      Total rental expense for the years ended September 30, 1999, 1998, and 1997 was approximately $1,050,000 (net of sublease income of $630,000), $1,078,000 (net of sublease income of $375,000) and $1,372,000 (net of sublease income of $148,000), respectively.

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

      The Company has also agreed to certain minimum wafer purchase commitments with its foundry partners in exchange for wafer capacity commitments. In fiscal 1995, the Company entered into an agreement with TSMC pursuant to which the Company agreed to acquire specified wafer capacity through 2001. The Company also agreed to make certain annual payments, the remaining amount of which totals approximately $9.6 million through 2001, to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to the Company's $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. To date, the Company has never forfeited any amounts under this agreement. The Company also has minimum purchase obligations to TSMC related to WaferTech LLC. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, the Company's business and operating results could be adversely affected.

NOTE 16. EMPLOYEE BENEFIT PLAN

      In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions by a percentage reduction in their salaries, up to $10,000 for 1999. The Company elected to make no contributions during the years ended September 30, 1999, 1998 and 1997. Administrative expenses relating to the plan are insignificant.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Years Ended September 30,
                                               ---------------------------------
                                                  1999        1998         1997
                                               -------      -------      -------
                                                         (In thousands)

Cash paid for interest                         $ 1,234      $ 2,896     $ 1,431
Cash paid (refunded) for income taxes           (1,986)       2,561      (5,004)
Fixed assets acquired for accounts payable          --        4,440          --
Stock issued in acquisition of Nexcom               --        6,377          --
Assets acquired from Nexcom                         --        2,515          --
Liabilities assumed from Nexcom                     --        3,762          --

NOTE 18. TRANSACTIONS

      On December 3, 1997, the Company completed its acquisition of Nexcom Technology, Inc. ("Nexcom") in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). The transaction was accounted for as a purchase and resulted in an in-process technology charge of approximately $7.1 million in the Company's December 31, 1997 quarter. Nexcom was formed in 1990 and was engaged primarily in the research and development of non-volatile flash memory technology.

      On June 29, 1998, the Company sold approximately 46% of ISSI-Taiwan to a group of private investors. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which is recorded in the Company's June 30, 1998 quarter.

                   Notes to Consolidated Financial Statements

      Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to a newly formed company, NexFlash Technologies, Inc. The Company and NexFlash jointly own existing Flash related patents, and NexFlash will continue development of Flash products. The Company owns approximately 32% of NexFlash, and ISSI-Taiwan owns approximately 17%. ISSI's President is Chairman of NexFlash. In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share to the NexFlash investors. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the common stock of $4.44 per share, risk free interest rate of 4.43%, volatility factor of 70%, and a life of two years. The warrants expire on November 4, 2000.

      In December 1998, the Company sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). Effective December 31, 1998, the Company owned approximately 43% of ISSI-Taiwan and accounted for ISSI-Taiwan on the equity basis. ISSI-Taiwan was consolidated in the accompanying statement of operations until December 31, 1998 when the additional 20% of the Company's holdings were sold. The accompanying consolidated balance sheet as of September 30, 1999 reflects ISSI-Taiwan as an investment accounted for on the equity basis.

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

NOTE 19. RELATED PARTY TRANSACTIONS

      As of December 31, 1998, at the time of deconsolidation, the Company had an accounts receivable balance of approximately $8,783,000, which included advances to ISSI-Taiwan against future inventory purchases. For the nine months ended September 30, 1999, the Company sold approximately $1,412,000 of memory products to ISSI-Taiwan, in which it has approximately 43% ownership. The Company had an accounts receivable balance from ISSI-Taiwan at September 30, 1999 of approximately $1,915,000.

      The Company purchases goods and contract manufacturing services from ISSI-Taiwan. As of December 31, 1998, at the time of deconsolidation, the Company had an accounts payable balance to ISSI-Taiwan of approximately $1,947,000. Purchases of goods and services in the nine months ended September 30, 1999 were approximately $39,054,000. The Company had an accounts payable balance to ISSI-Taiwan at September 30, 1999 of approximately $9,231,000.

      For the eleven months ended September 30, 1999, the Company sold approximately $1,542,000 of memory products to NexFlash, in which it has approximately 32% ownership. In addition, the Company received approximately $167,000 in sublease income from NexFlash (See Note 15). The Company had an accounts receivable balance from NexFlash at September 30, 1999 of approximately $1,291,000.

                   Notes to Consolidated Financial Statements

NOTE 20. INVESTMENT IN ISSI-TAIWAN

      The following summarizes financial information for ISSI-Taiwan, an equity investee, as of September 30, 1999 and for the period from January 1, 1999 through September 30, 1999.

                                                            1999
                                                       -------------
                                                       (In thousands)

Current assets                                            $59,629
Property, plant, and equipment and other assets            45,294
Current liabilities                                        39,449
Long-term debt                                             13,900
Net sales                                                  82,381
Gross profit                                               12,494
Net income                                                  4,764

NOTE 21. SUBSEQUENT EVENT

ADDITIONAL INVESTMENT WAFERTECH

      On October 13, 1999, the major investors in WaferTech, which include TSMC, Altera, Analog Devices, and ISSI, made pro-rata investments in WaferTech. The Company's pro-rata amount of $2.7 million was invested along with the other partners. The Company's investment in WaferTech as of September 30, 1999 was $20.8 million. After the October 1999 additional investment, the Company's total investment in WaferTech is $23.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

     1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

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

     3.  EXHIBITS


     Exhibit
     Number       Description of Document
     --------     -----------------------
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

     10.5(1)*     Letter Agreement dated September 14, 1994 between Taiwan
                  Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                  Registrant.

     10.6(1)*     Joint Development Contract between Chartered Semiconductor
                  Manufacturing Pte. Ltd. and the Registrant dated July 21, 1994.

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

     10.11(2)*    Option I Agreement between the Registrant and TSMC dated April
                  21, 1995.

     10.12(2)*    Option II Agreement between the Registrant and TSMC dated
                  April 21, 1995.

     10.13(3)*    UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                  1995.

     10.14(3)*    UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated August
                  31, 1995.

     10.15(8)     Second Amended and Restated Limited Liability Company
                  Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of October 28, 1997.

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

     10.20(8)***  1998 ISSI-Taiwan Stock Plan

     10.21(9)***  1998 Stock Plan

     21.1(1)      Subsidiaries of the Registrant

     23.1         Consent of Ernst & Young LLP, Independent Auditors

     24.1         Power of Attorney (see page 46).

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

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1997.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1998

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.

       (b)Reports on Form 8-K

       (c)Exhibits
          See (a) above

       (d)Financial statement schedules
          See (a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 22nd day of December, 1999.

                             INTEGRATED SILICON SOLUTION, INC.

                             By     /s/ Gary L. Fischer
                               -------------------------------------------------
                                    Gary L. Fischer
                                    Executive Vice President,
                                    Office of the President and
                                    Chief Financial Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 22, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                           Title
-------------------------------      --------------------------------------------------
/s/ Jimmy S.M. Lee                   Chairman of the Board, Chief Executive Officer,
-------------------------------
(Jimmy S.M. Lee)                     and President (Principal Executive Officer)

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

/s/ Hide Tanigami                    Director
-------------------------------
(Hide Tanigami)

/s/ Chun Win Wong                    Director
-------------------------------
(Chun Win Wong)


ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE





                        INTEGRATED SILICON SOLUTION, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                      Addition
                                       Balance at  Charged to                   Balance
                                      Beginning    Costs and                    at End
                                      of Period    Expenses    Deductions      of Period
                                     -----------  ----------   ---------      ----------
Year ended September 30, 1997:
  Allowance for doubtful accounts..     2,002         675        (409)(1)        2,268
  Sales returns reserve............     2,233       1,713      (1,510)           2,436
Year ended September 30, 1998:
  Allowance for doubtful accounts..     2,268           -        (464)(1)        1,804
  Sales returns reserve............     2,436         858      (1,419)           1,875
Year ended September 30, 1999:
  Allowance for doubtful accounts..     1,804           -        (308)(1)(2)     1,496
            .............
  Sales returns reserve............     1,875           -        (854)(3)        1,021

(1)   Uncollectible accounts written off, net of recoveries

(2) Includes reduction of $302 resulting from the deconsolidation of ISSI-Taiwan

(3) Includes reduction of $58 resulting from the deconsolidation of ISSI-Taiwan

     Exhibit
     Number       Description of Document
     --------     -----------------------
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

     4.2(1)       Form of Common Stock Certificate.

     10.1(1)      Form of Indemnification Agreement.

     10.2(1)***   Form of 1993 Employee Stock Purchase Plan, as amended,
                  and form of Subscription Agreement.

     10.3(1)***   Form of 1989 Stock Plan, as amended, and form of Stock Option
                  Agreements.

     10.4 (1)     Information and Registration Rights Agreement dated as of
                  March 17, 1993 among the Registrant and certain holders of the Registrant's Common Stock, as amended.

     10.5(1)*     Letter Agreement dated September 14, 1994 between Taiwan
                  Semiconductor Manufacturing Company, Ltd. ("TSMC") and the
                  Registrant.

     10.6(1)*     Joint Development Contract between Chartered Semiconductor
                  Manufacturing Pte. Ltd. and the Registrant dated July 21, 1994.

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

     10.11(2)*    Option I Agreement between the Registrant and TSMC dated April
                  21, 1995.

     10.12(2)*    Option II Agreement between the Registrant and TSMC dated
                  April 21, 1995.

     10.13(3)*    UMC/ISSI-Taiwan Foundry Venture Agreement dated August 31,
                  1995.

     10.14(3)*    UMC/ISSI-Taiwan Fabven Foundry Capacity Agreement dated August
                  31, 1995.

     10.15(8)     Second Amended and Restated Limited Liability Company
                  Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of October 28, 1997.

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

     10.20(8)***  1998 ISSI-Taiwan Stock Plan

     10.21(9)***  1998 Stock Plan

     21.1(1)      Subsidiaries of the Registrant

     23.1         Consent of Ernst & Young LLP, Independent Auditors

     24.1         Power of Attorney (see page 46).

     27.1         Financial Data Schedule

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

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1997.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
         September 30, 1998

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.

       (b)Reports on Form 8-K

       (c)Exhibits
          See (a) above

       (d)Financial statement schedules
          See (a) above