Form 10-Q
period 1999-12-31
INTEGRATED SILICON SOLUTION INC
filed 2000-02-02
CIK 854701

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           December 31, 1999.

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

Commission file number:      000-23084.



                        INTEGRATED SILICON SOLUTION, INC.



                 Delaware                                77-0199971
     (State or other jurisdiction of                   (I.R.S Employer
      incorporation or organization)                 Identification No.)

         2231 Lawson Lane, Santa Clara, California          95054
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

        The number of outstanding shares of the registrant's Common Stock as of January 28, 2000 was 20,552,653

                       INTEGRATED SILICON SOLUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1998         1999
                                                             ---------    ---------
                                                                  (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net sales (See Note 12)....................................   $26,801      $23,251
Cost of sales..............................................    22,796       16,971
                                                              -------      -------
Gross profit...............................................     4,005        6,280
                                                              -------      -------
Operating expenses:
  Research and development.................................     5,773        3,619
  Selling, general and administrative......................     3,622        3,207
                                                              -------      -------
     Total operating expenses..............................     9,395        6,826
                                                              -------      -------
Operating loss.............................................    (5,390)        (546)
Other income (loss), net...................................     1,586          (56)
                                                              -------      -------
Loss before income taxes, minority interest and equity in
  net income of affiliated companies.......................    (3,804)        (602)
Provision for income taxes.................................       633           50
                                                              -------      -------
Net loss before minority interest and equity in net income
  of affiliated companies..................................    (4,437)        (652)
Minority interest in net loss of consolidated subsidiary...      (472)          --
Equity in net income of affiliated companies...............        --        1,146
                                                              -------      -------
Net income (loss)..........................................   $(3,965)     $   494
                                                              =======      =======
Basic net income (loss) per share..........................   $ (0.20)     $  0.02
                                                              =======      =======
Shares used in basic per share calculation.................    19,418       20,378
                                                              =======      =======
Diluted net income (loss) per share........................   $ (0.20)     $  0.02
                                                              =======      =======
Shares used in diluted per share calculation...............    19,418       22,498
                                                              =======      =======

     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998        1999
                                                              --------      -----
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net income (loss)...........................................  $(3,965)      $494
Other comprehensive income (loss), net of tax:
  Change in cumulative translation adjustment...............    2,322        293
                                                              -------       ----
Comprehensive income (loss).................................  $(1,643)      $787
                                                              =======       ====

     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1999             1999
                                                      -------------    ------------
                                                                       (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 15,975         $ 11,419
  Short-term investments............................       7,650            5,150
  Accounts receivable...............................      11,970           15,282
  Accounts receivable from related parties (See
     Note 12).......................................       3,206            2,256
  Inventories.......................................      29,681           34,423
  Other current assets..............................       1,639            1,290
                                                        --------         --------
     Total current assets...........................      70,121           69,820
Property, equipment, and leasehold improvements,
  net...............................................       4,563            4,798
Other assets........................................      47,147           50,676
                                                        --------         --------
     Total assets...................................    $121,831         $125,294
                                                        ========         ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $ 10,370         $  9,772
  Accounts payable to related parties (See Note
     12)............................................       9,231           11,646
  Accrued compensation and benefits.................       1,933            1,517
  Accrued expenses..................................       6,068            6,010
  Income tax payable................................         455              290
  Current portion of long-term obligations..........          --              130
                                                        --------         --------
     Total current liabilities......................      28,057           29,365
Income tax payable -- non-current...................       4,996            4,996
Long-term obligations...............................          --              420
Commitments and contingencies
Stockholders' equity:
  Preferred stock...................................          --               --
  Common stock......................................           2                2
  Additional paid-in capital........................     120,852          121,795
  Accumulated deficit...............................     (27,852)         (27,358)
  Accumulated comprehensive income..................      (4,188)          (3,895)
  Unearned compensation.............................         (36)             (31)
                                                        --------         --------
     Total stockholders' equity.....................      88,778           90,513
                                                        --------         --------
     Total liabilities and stockholders' equity.....    $121,831         $125,294
                                                        ========         ========

     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------    -------
                                                                (UNAUDITED)
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................  $ (3,965)   $   494
  Gain on partial sale of ISSI-Taiwan.....................    (1,211)        --
  Depreciation and amortization...........................     2,274        725
  Minority interest in consolidated subsidiary............      (472)        --
  Equity in net income of affiliated companies............        83     (1,146)
  Net foreign currency transaction (gains) losses.........      (596)        --
  Other charges to net income (loss) not affecting cash...         8        200
  Net effect of changes in current and other assets and
     current liabilities..................................      (503)    (5,200)
                                                            --------    -------
     Cash used in operating activities....................    (4,382)    (4,927)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................    (2,250)      (360)
  Purchases of available-for-sale securities..............   (13,900)        --
  Sales of available-for-sale securities..................    14,000      2,500
  Partial sale of ISSI-Taiwan.............................     4,957         --
  Deconsolidation of ISSI-Taiwan..........................   (12,818)        --
  Investment in WaferTech, LLC............................        --     (2,667)
  Investment in NexFlash..................................    (1,000)        --
  Investment in DynaChip..................................      (500)        --
                                                            --------    -------
     Cash used in investing activities....................   (11,511)      (527)
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term
     obligations..........................................    33,435         --
  Proceeds from issuance of common stock..................         2        948
  Principal payments on notes payable and long-term
     obligations..........................................   (32,293)       (50)
                                                            --------    -------
     Cash provided by financing activities................     1,144        898
                                                            --------    -------
Effect of exchange rate changes on cash and cash
  equivalents.............................................       327         --
                                                            --------    -------
Net decrease in cash and cash equivalents.................   (14,422)    (4,556)
Cash and cash equivalents at beginning of period..........    27,776     15,975
                                                            --------    -------
Cash and cash equivalents at end of period................  $ 13,354    $11,419
                                                            ========    =======

     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the "Company") and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

     Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

2. CONCENTRATIONS

     Sales to 3Com accounted for approximately 15% and 12% of total net sales for the quarters ended December 31, 1998 and December 31, 1999, respectively. Sales to Flextronics International accounted for approximately 12% of total net sales for the quarter ended December 31, 1999. For the quarter ended December 31, 1998, sales to Flextronics were less than 10% of total net sales.

     The Company uses ISSI-Taiwan for coordinating wafer purchases, assembly, and testing for a substantial majority of its inventory.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments consisted of the following:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1999             1999
                                              -------------    ------------
                                                     (IN THOUSANDS)
Cash........................................     $13,732         $10,043
Money market instruments....................         660           1,247
Certificates of deposit.....................       1,583             129
Auction preferred stock.....................       5,200           4,200
Municipal bonds due in more than 3 years....       2,450             950
                                                 -------         -------
                                                 $23,625         $16,569
                                                 =======         =======

                       INTEGRATED SILICON SOLUTION, INC.

4. INVENTORIES

     The following is a summary of inventories by major category:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1999             1999
                                              -------------    ------------
                                                     (IN THOUSANDS)
Raw materials...............................     $ 5,168         $ 7,705
Work-in-process.............................       6,807           3,890
Finished goods..............................      17,706          22,828
                                                 -------         -------
                                                 $29,681         $34,423
                                                 =======         =======

5. OTHER ASSETS

     Other assets consisted of the following:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1999             1999
                                              -------------    ------------
                                                     (IN THOUSANDS)
Investment in ISSI-Taiwan...................     $21,886         $23,148
Investment in WaferTech LLC.................      20,800          23,467
Other.......................................       4,461           4,061
                                                 -------         -------
                                                 $47,147         $50,676
                                                 =======         =======

     On October 13, 1999, the major investors in WaferTech, which include TSMC, Altera, Analog Devices, and ISSI, made additional pro-rata investments in WaferTech. The Company's pro-rata amount of $2.7 million was invested along with the other partners.

6. INCOME TAXES

     The income tax provision for the three month period ended December 31, 1998 was based on an annual estimate of Taiwan taxable income after the exemption for the Taiwan tax holiday plus withholding taxes primarily related to the sale of ISSI-Taiwan stock. The income tax provision for the three month period ended December 31, 1999 is based on foreign withholding taxes. Due to U.S. operating losses, there is no U.S. tax provision. The effective tax rate for the three months ended December 31, 1999 differs from the federal statutory rate primarily as a result of a valuation allowance established to cover federal net operating losses and foreign withholding taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

                       INTEGRATED SILICON SOLUTION, INC.

7. NET INCOME (LOSS) PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                              1998       1999
                                                             -------    -------
Numerator for basic and diluted net income (loss) per
share:
Net income (loss)..........................................  $(3,965)   $   494
                                                             =======    =======
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding.................   19,418     20,378
                                                             -------    -------
Denominator for basic net income (loss) per share..........   19,418     20,378
Dilutive stock options.....................................       --      1,664
Dilutive warrants..........................................       --        456
                                                             -------    -------
Denominator for diluted net income (loss) per share........   19,418     22,498
                                                             =======    =======
Basic net income (loss) per share..........................  $ (0.20)   $  0.02
                                                             =======    =======
Diluted net income (loss) per share........................  $ (0.20)   $  0.02
                                                             =======    =======

     The above diluted calculation does not include approximately 3,492,000 and 346,000 shares attributable to options as of December 31, 1998 and 1999, respectively, and 981,659 shares attributable to warrants as of December 31, 1998 as their impact would be anti-dilutive.

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

                       INTEGRATED SILICON SOLUTION, INC.

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

     On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, the Company's DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to the Company. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination.

10. LONG TERM OBLIGATIONS

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At December 31, 1999, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at December 31, 1999 amounted to $12,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments are $559,679 and $120,282, respectively at December 31, 1999.

11. GEOGRAPHIC AND SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures About Segments of An Enterprise and Related Information" (FAS No. 131). FAS No. 131 requires the Company to use the "management approach" in disclosing segment information. FAS No. 131 became effective for the Company during fiscal 1999.

     The Company operates in one business segment, which is to design, develop, and market high-performance SRAM, DRAM, and NVM integrated circuits. The following table summarizes the Company's operations in different geographic areas:

                       INTEGRATED SILICON SOLUTION, INC.

                                      THREE MONTHS ENDED DECEMBER 31, 1998
                               --------------------------------------------------
                                                                     ADJUSTMENTS/
                               UNITED STATES   HONG KONG   TAIWAN    ELIMINATIONS   CONSOLIDATED
                               -------------   ---------   -------   ------------   ------------
Net sales....................     $17,558        $894      $34,932     $(26,583)      $26,801
                                  =======        ====      =======     ========       =======
Operating income (loss)......      (4,065)         30       (1,349)          (6)       (5,390)
                                  =======        ====      =======     ========       =======
Long-lived assets............       5,495         162           --           --         5,657
                                  =======        ====      =======     ========       =======

                                          THREE MONTHS ENDED DECEMBER 31, 1999
                                        ----------------------------------------
                                                                    ADJUSTMENTS/
                                        UNITED STATES   HONG KONG   ELIMINATIONS   CONSOLIDATED
                                        -------------   ---------   ------------   ------------
                                             (IN THOUSANDS)
Net sales.............................     $23,130       $4,012       $(3,891)       $23,251
                                           =======       ======       =======        =======
Operating income (loss)...............        (404)         462          (604)          (546)
                                           =======       ======       =======        =======
Long-lived assets.....................       4,665          133            --          4,798
                                           =======       ======       =======        =======

12. RELATED PARTY TRANSACTIONS

     As of September 30, 1999, the Company had an accounts receivable balance from ISSI-Taiwan of approximately $1,915,000. For the three months ended December 31, 1999, the Company sold approximately $520,000 of memory products to ISSI-Taiwan, in which it has approximately 43% ownership. The Company had an accounts receivable balance from ISSI-Taiwan at December 31, 1999 of approximately $1,272,000.

     As of September 30, 1999, the Company had an accounts payable balance to ISSI-Taiwan of approximately $9,231,000. The Company purchases goods and contract manufacturing services from ISSI-Taiwan. Purchases of goods and services in the three months ended December 31, 1999 were approximately $16,319,000. The Company had an accounts payable balance to ISSI-Taiwan at December 31, 1999 of approximately $11,628,000.

     As of September 30, 1999, the Company had an accounts receivable balance from NexFlash of approximately $1,291,000. For the three months ended December 31, 1999, the Company sold approximately $115,000 of memory products to NexFlash, in which it has approximately 33% ownership. In addition, the Company received approximately $42,000 in sublease income from NexFlash. The Company had an accounts receivable balance from NexFlash at December 31, 1999 of approximately $984,000.

     As of September 30, 1999, the Company had an accounts payable balance to NexFlash of $0. The Company purchases goods and services from NexFlash. Purchases of goods and services in the three months ended December 31, 1999 were approximately $18,000. The Company had an accounts payable balance to NexFlash at December 31, 1999 of approximately $18,000.

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

OVERVIEW

     We were founded in October 1988 and focused our initial development efforts on high performance, low cost SRAMs for PC cache memory applications. We introduced our first SRAM products in 1990 and from 1990 through 1995 we derived a majority of our sales from PC motherboard manufacturers. Due to adverse market conditions resulting primarily from over capacity for our products and a general downturn in the semiconductor industry, we experienced reduced revenues and gross margins and inventory write-downs in fiscal 1996, 1997 and 1998. In response to these conditions, we began to target our product development and sales and marketing efforts on the networking, internet access and telecommunications markets. In 1997, we also introduced our first DRAM devices which focus on very high speed and low to medium density applications. Our DRAMs are targeted at the same customers that purchase our SRAMs. As a result of our new focus, in fiscal 1999, sales of SRAMs and DRAMs to the networking, internet access and telecommunications markets represented a substantial majority of our net sales.

     In 1998, we began to reduce our ownership in ISSI-Taiwan in order to outsource our testing operations, focus on our core business in the U.S., raise capital and position ISSI-Taiwan for the possibility of an eventual public offering in Taiwan. We intend to continue to use ISSI-Taiwan for testing of wafers and testing of our memory devices, but we are also now utilizing testing services provided by other firms in Singapore and Taiwan. We expect to expand utilization of testing services from these other companies in fiscal 2000. In 1998, we also transferred our Flash memory business to a newly formed company, NexFlash, in an effort to focus on our core SRAM and DRAM operations and to reduce our expenses by obtaining outside funding for the Flash development efforts. We and NexFlash jointly own related Flash intellectual property. We intend that future development of Flash products and the sale of such products will be done through NexFlash.

RESULTS OF OPERATIONS

     Our financial results for fiscal 2000 reflect accounting for ISSI-Taiwan and NexFlash on the equity basis and include our percentage share of the results of ISSI-Taiwan's and NexFlash's respective operations. In December 1998, we sold an additional 20% of our remaining interest in ISSI-Taiwan and, as a result, reduced our ownership interest in ISSI-Taiwan to approximately 43%. As a result, our balance sheet as of December 31, 1998 and our statement of operations beginning with the second quarter of fiscal 1999 reflects the accounting for ISSI-Taiwan on the equity basis and reflects our percentage share of ISSI-Taiwan's results of operations. As a result of no longer consolidating ISSI-Taiwan, there has been a significant decline in our consolidated revenue and operating expenses.

     Effective November 1998, our financial results no longer consolidate the results of NexFlash, as our ownership of NexFlash became less than 50%, and we began accounting for NexFlash on the equity basis. This change has had a minimal effect on our consolidated revenue and has resulted in a decrease in our consolidated research and development expenses.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by $3.6 million to $23.3 million in the three months ended December 31, 1999 from $26.8 million in the three months ended December 31, 1998. Net sales increased by $6.5 million to $23.3 million in the three months ended December 31, 1999 from $16.8 million in the three months ended December 31, 1998, excluding the $9.7 million in sales from ISSI-Taiwan and the $0.3 million in sales from NexFlash in the December 31, 1998 period. The increase in sales was principally due to an increase in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32, and recently introduced 128K x 24 products, as well as increased unit shipments of 4, 8 and 16 megabit DRAM products. In addition, the average selling prices of our SRAM products generally increased in the three months ended December 31, 1999 compared to the three months ended December 31, 1998. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     Sales to 3Com accounted for approximately 12% and 15% of total net sales for the three months ended December 31, 1999 and December 31, 1998, respectively. Sales to Flextronics accounted for approximately 12% of total net sales for the three months ended December 31, 1999. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales for the three months ended December 31, 1999 include approximately $0.6 million of licensing revenue. Net sales include sales of approximately $0.1 million and $1.2 million to NexFlash in the three months ended December 31, 1999 and December 31, 1998, respectively. Net sales include sales of approximately $0.5 million to ISSI-Taiwan in the three months ended December 31, 1999.

     Gross profit. Cost of sales includes the cost of wafers acquired from foundries, subcontracted package and assembly costs, costs associated with product testing, quality assurance and import duties. Gross profit increased 57% to $6.3 million in the three months ended December 31, 1999, from $4.0 million in the three months ended December 31, 1998. As a percentage of net sales, gross profit increased to 27.0% in the three months ended December 31, 1999 from 14.9% in the three months ended December 31, 1998. The increase in gross profit was principally due to an increase in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32, and recently introduced 128K x 24 products, as well as increased unit shipments of 4, 8 and 16 megabit DRAM products. Our gross profit for the three months ended December 31, 1999 benefited from $0.6 million of licensing revenue. In addition, the average selling prices of our SRAM products generally increased and product unit costs for certain SRAM products decreased in the three months ended December 31, 1999 compared to the three months ended December 31, 1998, resulting in higher gross margins. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and development. Research and development expenses decreased by 37% to $3.6 million in the three months ended December 31, 1999 from $5.8 million in the three months ended December 31, 1998. As a percentage of net sales, research and development expenses decreased to 15.6% in the three months ended December 31, 1999, from 21.5% in the three months ended December 31, 1998. The decrease in absolute dollars was primarily the result of a $1.0 million reduction attributable to the deconsolidation of ISSI-Taiwan and $0.3 million attributable of the spin-off of NexFlash. In addition, other research and development expenses, including payroll related expenses, masks, and depreciation decreased in the three months ended December 31, 1999, compared to the three months ended December 31, 1998. We anticipate that our research and development expenses will remain fairly constant in fiscal 2000 although such expenses may fluctuate as a percentage of net sales.

     Selling, general and administrative. Selling, general and administrative expenses decreased by 11% to $3.2 million in the three months ended December 31, 1999 from $3.6 million in the three months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 13.8% in the three months ended December 31, 1999 from 13.5% in the three months ended December 31, 1998. The decrease in absolute dollars was primarily the result of a $1.2 million reduction attributable to the deconsolidation of ISSI-Taiwan and $0.1 million attributable to the spin-off of NexFlash. These decreases were offset by increased selling commissions associated with higher revenues in the three months ended December 31, 1999 compared to the three months ended December 31, 1998. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

     Other income (loss), net. Other income (loss), net decreased by $1.6 million to approximately $(0.1) million in the three months ended December 31, 1999 from $1.6 million in the three months ended December 31, 1998. In December 1998, we sold an additional 20% of our holdings in ISSI-Taiwan to a group of private investors which resulted in a pre-tax gain of $1.2 million. In addition, exchange gains were $0 in the three months ended December 31, 1999 compared to $0.6 million in the three months ended December 31, 1998.

     Provision (benefit) for income taxes. The income tax provision for the three month period ended December 31, 1999 is a result of foreign withholding taxes. The provision for income taxes for the three months ended December 31, 1999 is lower than for the same period for 1998 which included foreign withholding taxes related to the sale of ISSI-Taiwan stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $16.6 million. During the three months ended December 31, 1999, operating activities used cash of approximately $4.9 million. Cash used by operations was primarily due to increases in inventories of $4.7 million and in accounts receivable of $2.4 million in support of higher sales levels partially offset by increases in accounts payable of $1.8 million.

     In the three months ended December 31, 1999, we used $0.5 million for investing activities compared to $11.5 million in the first three months of fiscal 1999. The cash used for investing activities was primarily the result of an additional investment of $2.7 million in WaferTech offset by sales of available-for-sale securities of $2.5 million.

     In the three months ended December 31, 1999, we made capital expenditures of approximately $0.4 million for engineering tools and computer software. In addition, we acquired $0.6 million of test equipment under a capital lease. We expect to spend approximately $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $0.9 million from financing activities during the three months ended December 31, 1999 compared to using $1.1 million in the first three months of fiscal 1999. The source of financing for the current quarter was proceeds from the issuance of common stock of $0.9 million from option exercises.

     In June 1998, we sold approximately 46% of ISSI-Taiwan to a group of private investors. In December 1998, we sold an additional 20% of its holdings in ISSI-Taiwan to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction, we owned approximately 43% of ISSI-Taiwan and now account for ISSI-Taiwan on the equity basis.

     In June 1996, we entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. We agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, we sold approximately 33% of our investment in WaferTech to TSMC for $10.0 million. We retain a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. Our pro-rata amount of $2.7 million was invested along with the other partners. Our investment in WaferTech as of December 31, 1999 was $23.5 million. We also agreed to certain minimum wafer purchase commitments with our foundry partners in exchange for wafer capacity commitments. In fiscal 1995, we entered into an agreement with TSMC pursuant to which we agreed to acquire specified wafer capacity through 2001. We also agreed to make certain annual payments, the remaining amount of which totals approximately $9.6 million through 2001, to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if we do not purchase the base capacity and additional capacity for which we have contracted. As of December 31, 1999, we have purchased our base capacity and additional capacity as contracted such that none of the $9.6 million has been forfeited. We also have minimum purchase obligations to TSMC related to WaferTech. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Initial wafer outs occurred in the second half of calendar 1998. Although we have rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should we fail to re-schedule or assign unneeded capacity, our business and operating results could be adversely affected.

     In April 1998, the U.S. Department of Commerce (DOC) published an anti-dumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this anti-dumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered between April 1, 1999 and March 31, 2000, and if so, on the results of the DOC review. We will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

     We have retained legal counsel to defend our interests in the anti-dumping proceedings. In addition, certain aspects of the anti-dumping determination are being challenged in federal court proceedings by respondents to the investigation, and these proceedings could result in the termination of this anti-dumping case.

     Duties calculated and assessed by the government could have a material adverse effect on our gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate anti-dumping duties.

     On October 22, 1998, Micron Technology filed an anti-dumping petition against DRAMs fabricated in Taiwan. Currently, our DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to us. On December 2, 1999, the International Trade Commission (ITC) informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no anti-dumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination.

     We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ISSI-Taiwan, the disposition of certain assets, equity financing or debt financing. We, from time to time, also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transactions could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

   Certain Factors Which May Affect Our Business or Future Operating Results

OUR OPERATING RESULTS ARE EXPECTED TO CONTINUE TO FLUCTUATE AND MAY NOT MEET PUBLISHED ANALYST FORECASTS. THIS MAY CAUSE THE PRICE OF OUR COMMON
STOCK TO DECLINE.

     Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

     - the cyclicality of the semiconductor industry;

     - declines in average selling prices of our products;

     - oversupply of memory products in the market;

     - our failure to introduce new products and to implement technologies on a timely basis;

     - market acceptance of our and our customers' products;

     - the failure to anticipate changing customer product requirements;

     - fluctuations in manufacturing yields;

     - failure to deliver products on a timely basis;

     - disruption in the supply of wafers or assembly services;

     - changes in product mix;

     - the timing of significant orders;

     - increased expenses associated with new product introductions or process changes;

     - the ability of customers to make payments to us; and

     - increases in antidumping duties.

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred losses of $7.7 million, $50.6 million and $9.5 million in fiscal 1997, 1998 and 1999, respectively. We had net income of $494,000 for the first quarter ended December 31, 1999. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

     A substantial majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended June 31, 1998, our net sales decreased by 38% to $25.0 million from $40.7 million in the three months ended March 31, 1998, principally due to a decrease in unit shipments of our SRAM products. Further, we anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for our products during the past four years. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

     Declining average selling prices will also adversely affect our gross margins and profits unless we are able to introduce new products with higher margins or reduce our cost per unit. We may not be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE. IN THE PAST, SUCH SHIFTS HAVE RESULTED IN SIGNIFICANT INVENTORY WRITE-DOWNS.

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 1998, we recorded inventory write-downs of $23.0 million. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily SRAMs, and, to a lesser extent, excess inventory.

     We also write down to zero carrying value inventory on hand in excess of six months' estimated sales volumes to cover estimated exposures, unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from 6 to 24 months, the stage in the life cycle of the product, the impact of competitor's announcements and product introductions on our products, and purchasing opportunities due to excess wafer capacity.

     We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory has resulted in inventory write-downs for excess inventory of approximately $0, $5.4 million, and $0 for fiscal year 1999, 1998 and 1997, respectively, and recoveries of written-down inventory of approximately $0, $0, and $13.9 million in fiscal 1999, 1998 and 1997, respectively. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

IF WE ARE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF WAFERS, OUR BUSINESS WILL BE HARMED.

     If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business would be harmed. To date, our principal manufacturing relationship has been with TSMC, from which we have obtained a substantial majority of our wafers. We also receive wafers from Chartered Semiconductor and UMC. Each of our wafer foundries also supplies wafers to other integrated circuit companies, including certain of our competitors. Although we have written commitments specifying wafer capacities from our suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses or reduce or eliminate deliveries to us, we may not be able to enforce fulfillment of the delivery commitments. Additionally, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner. Moreover, it is uncertain whether additional manufacturing sources would agree to deliver an adequate supply of wafers to us.

FOUNDRY CAPACITY IS LIMITED AND WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would likely be adversely impacted. In order to secure additional foundry capacity, we have entered into and expect to enter into various arrangements with suppliers, which could include:

     - contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

     - investments in foundries;

     - joint ventures;

     - other partnership relationships with foundries;

     - option payments or other prepayments to a foundry; or

     - nonrefundable deposits with or loans to foundries in exchange for capacity commitments.

     We may not be able to make any such arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results.

ANY DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     A majority of our products are incorporated into products such as internet access devices, networking equipment, telecommunications equipment and PC peripherals. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A HIGH PERCENTAGE OF OUR SALES, AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD CAUSE A DECLINE IN OUR PROFITS.

     Sales to 3Com accounted for approximately 12%, 20% and 19% of total net sales for the three months ended December 31, 1999 and for fiscal 1999 and fiscal 1998, respectively. Sales to Flextronics International accounted for 12% of total net sales for the three months ended December 31, 1999. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter which could harm our business.

OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may also cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

STRONG COMPETITION IN THE SEMICONDUCTOR MEMORY MARKET MAY HARM OUR BUSINESS.

     The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. There can be no assurance that we will be able to compete successfully against any of these competitors. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

     - real or perceived imbalances in supply and demand;

     - product pricing;

     - the rate at which OEM customers incorporate our products into their systems;

     - the success of our customers' products;

     - access to advanced process technologies at competitive prices;

     - product functionality, performance and reliability;

     - successful and timely product development;

     - the supply and cost of wafers;

     - achievement of acceptable yields of functional die;

     - the gain or loss of significant customers; and

     - the nature of our competitors and general economic conditions.

     In addition, we are vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products. There can be no assurance that we will be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could harm our business.

POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

     In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. We have been, and from time-to-time expect to be, notified of claims that we may be infringing patents, maskwork rights or copyrights owned by third parties. For example, for a number of years we have been corresponding with a large international semiconductor company regarding potential infringement of certain of their patents by us and certain of our patents by them. Other companies may pursue claims against us with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, we may seek licenses under patents that we are alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to us.

     The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect our business and operating results. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of our resources which could harm our business.

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     In the three months ended December 31, 1999, approximately 53% of our net sales was attributable to customers located in the United States, 22% was attributable to customers located in Europe and 25% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, the United States and our other markets. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

     - economic conditions in Asia, particularly Taiwan;

     - changes in trade policy and regulatory requirements;

     - duties, tariffs and other trade barriers and restrictions;

     - the burdens of complying with foreign laws;

     - foreign currency fluctuations; and

     - political instability.

IF WE NEED TO MAKE PAYMENTS FOR UNUSED WAFER CAPACITY, OUR BUSINESS WILL BE HARMED.

     We have minimum wafer purchase commitments with our foundry partners in exchange for wafer capacity commitments. Should we fail to reschedule or assign unneeded capacity, we will be required to make payments for the unused capacity and our business would be harmed. We have agreed to make certain annual purchases totaling, in aggregate, approximately $9.6 million through 2001 from TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $9.6 million obligation. As a result, we could be forced to pay up to $9.6 million even if we do not purchase the base capacity and additional capacity for which we have contracted. We also have minimum purchase obligations to TSMC related to WaferTech LLC, a business venture in which we are an investor. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Although we have rights to reschedule or assign capacity to other parties, we may not be able to successfully do so.

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN OUR KEY TECHNICAL AND MANAGEMENT PERSONNEL.

     Our success depends upon the continued service of key technical and management personnel, including Jimmy S.M. Lee, Chief Executive Officer and President, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our executive officers. The loss of the service of one or more of our key personnel could materially and adversely affect our business and operating results.

OUR STOCK PRICE IS EXPECTED TO BE VOLATILE.

     The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

     - quarter-to-quarter variations in our operating results;

     - announcements of new products, strategic relationships or acquisitions by us or our competitors;

     - increases or decreases in wafer capacity;

     - general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

     - governmental regulations, trade laws and import duties;

     - litigation;

     - new or revised earnings estimates;

     - comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry and other events or factors;

     - announcements of technological innovations by us or our competitors;

     - additions or departures of senior management; and

     - other events or factors many of which are beyond our control.

      In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

YEAR 2000 COMPLIANCE

     We are aware of the issues associated with computer systems due to the Year 2000. The Year 2000 issues are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect internal information technology (IT) systems used by us for product design, product test, accounting, order entry, planning, and distribution. The problem may also affect non-IT systems such as security systems, communication equipment, and other equipment.

     We completed our assessment of our critical IT systems and identified at least one area (accounting software) that was not Year 2000 compliant. As a result, we implemented a new enterprise management information system in September 1999. We have been advised that the new enterprise management information system is Year 2000 compliant. The new system significantly affects many areas of our business, including accounting, order entry, planning, shipping/distribution, manufacturing, and sales and marketing. The successful utilization of this system is important in managing and operating the company. With respect to critical non-IT systems, we have assessed the compliance of these systems and believe that these systems are Year 2000 compliant. As of January 31, 2000, we have not experienced any problem indicating that our IT systems are not Year 2000 compliant. There can be no assurance that we have successfully identified all of our internal Year 2000 issues or that the new enterprise management information system will function without interruption to our daily operations. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse affect on our business and results of operations.

     We could possibly be adversely impacted by Year 2000 issues faced by major suppliers, subcontractors, and customers. We have surveyed our major suppliers and subcontractors and they have all indicated that they are Year 2000 compliant. We have not surveyed the Year 2000 readiness of our customers and their failure to address Year 2000 issues could have an impact on our operations and financial results. The extent of this impact, if any, is not known at this time. As of January 31, 2000, we have not experienced any problems or received any notification that any major supplier, subcontractor or customer is not Year 2000 compliant.

     We have currently incurred approximately $0.6 million in total software, hardware, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of our new information system and have generally been capitalized as fixed assets.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%. For entries after March 31, 1999, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on whether the DOC conducts an administrative review of imports entered between April 1, 1999 and March 31, 2000, and if so, on the results of the DOC review. We will pay duty deposits on Taiwan SRAM entries before that date at the deposit rate.

        We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation, and these proceedings could result in the termination of this antidumping case.

        Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

        On October 22, 1998, Micron Technology filed an antidumping petition against DRAMs fabricated in Taiwan. Currently, our DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to us. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  The following exhibits are filed as a part of this report.

             Exhibit 27 Financial Data Schedule.

        (b)  Reports on Form 8-K.

             The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

ITEM 7A. FINANCIAL MARKET RISK

        Our principal financial market risk relates to the interest rates associated with our investment portfolio. All of our cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1999 and December 31, 1999, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the three months ended December 31, 1999 and 1998.

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


                                        Integrated Silicon Solution, Inc.
                                        ---------------------------------
                                        (Registrant)


Dated:  February 1, 2000                /s/ Gary L.Fischer
                                        ---------------------------------
                                        Gary L. Fischer
                                        Executive Vice President,
                                        Office of the President, and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

Exhibit no.                   Description
-----------                   -----------
    27                        Financial Data Schedule.