Form 10-K405/A
period 1999-09-30
INTEGRATED SILICON SOLUTION INC
filed 2000-05-12
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                  FORM 10-K/A

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

                      AMENDED FILING OF FORM 10-K FOR 1999

This amendment is being filed for the sole purpose of filing as an Exhibit the Audited Financial Statements of Integrated Circuit Solution Incorporation (formerly known as Integrated Silicon Solution Taiwan Inc.).

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

     10.17(5)*    Amendment to Option I and Option II Agreement between the
                  Company and TSMC dated September 23, 1996.

     10.18(5)     Sublease Agreement for facility located at 2231 Lawson Lane,
                  Santa Clara, California.

     10.19(7)***  Nonstatutory Stock Plan

     10.20(8)***  1998 ISSI-Taiwan Stock Plan

     10.21(9)***  1998 Stock Plan

     10.22        Financial Statements with Independent Auditors' Report for
                  Integrated Circuit Solution Incorporation

     21.1(1)      Subsidiaries of the Registrant

   + 23.1         Consent of Ernst & Young LLP, Independent Auditors

     24.1         Power of Attorney (see page 46).

   + 27.1         Financial Data Schedule

     +            Previously filed.

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