Form 10-Q
period 2000-03-31
INTEGRATED SILICON SOLUTION INC
filed 2000-05-15
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number 000-23084


                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

        The number of outstanding shares of the registrant's Common Stock as of May 5, 2000 was 25,216,194

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                       Three Months Ended                     Six Months Ended
                                                             March 31,                            March 31,
                                                  ------------------------------       ------------------------------
                                                      2000              1999               2000              1999
                                                  ------------      ------------       ------------      ------------
Net sales (See Note 12)                           $     30,032      $     17,366       $     53,283      $     44,167
Cost of sales (See Note 12)                             21,232            13,694             38,203            36,490
                                                  ------------      ------------       ------------      ------------
Gross Profit                                             8,800             3,672             15,080             7,677
                                                  ------------      ------------       ------------      ------------

Operating Expenses:
  Research and development                               4,197             4,170              7,816             9,943
  Selling, general and administrative                    3,422             2,704              6,629             6,326
                                                  ------------      ------------       ------------      ------------
    Total operating expenses                             7,619             6,874             14,445            16,269
                                                  ------------      ------------       ------------      ------------

Operating income (loss)                                  1,181            (3,202)               635            (8,592)
Other income (loss), net                                   516              (236)               460             1,433
                                                  ------------      ------------       ------------      ------------
Income (loss) before income taxes,
  minority interest and equity in net income
  (loss) of affiliated companies                         1,697            (3,438)             1,095            (7,159)
Provision  for income taxes                                150               225                200               858
                                                  ------------      ------------       ------------      ------------

Net income (loss) before minority interest
  and equity in net income (loss) of
  affiliated companies                                   1,547            (3,663)               895            (8,017)

Minority interest in net loss of
  consolidated subsidiary                                    -                 -                  -              (472)
Equity in net income (loss) of
  affiliated companies                                   1,838              (282)             2,984              (365)
                                                  ------------      ------------       ------------      ------------

Net income (loss)                                 $      3,385      $     (3,945)      $      3,879      $     (7,910)
                                                  ============      ============       ============      ============

Basic income (loss) per share                     $       0.15      $      (0.20)      $       0.18      $      (0.41)
                                                  ============      ============       ============      ============
Shares used in basic per share calculation              21,992            19,521             21,185            19,469
                                                  ============      ============       ============      ============

Diluted income (loss) per share                   $       0.14      $      (0.20)      $       0.16      $      (0.41)
                                                  ============      ============       ============      ============
Shares used in diluted per share calculation            24,946            19,521             23,722            19,469
                                                  ============      ============       ============      ============


     See accompanying notes to condensed consolidated financial statements.

                       INTEGRATED SILICON SOLUTION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)


                                                         Three Months Ended                     Six Months Ended
                                                               March 31,                            March 31,
                                                    ------------------------------       ------------------------------
                                                        2000              1999               2000              1999
                                                    ------------      ------------       ------------      ------------
Net income (loss)                                   $      3,385      $     (3,945)      $      3,879      $     (7,910)

Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment               777              (585)             1,070             1,737
                                                    ------------      ------------       ------------      ------------

Comprehensive income (loss)                         $      4,162      $     (4,530)      $      4,949      $     (6,173)
                                                    ============      ============       ============      ============


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                March 31,        September 30,
                                                                  2000               1999
                                                              ------------       ------------
                                                               (unaudited)            (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $     59,175       $     15,975
  Short-term investments                                            43,650              7,650
  Accounts receivable                                               20,390             11,970
  Accounts receivable from related parties (See Note 12)             1,158              3,206
  Inventories                                                       37,926             29,681
  Other current assets                                               1,246              1,639
                                                              ------------       ------------

Total current assets                                               163,545             70,121
Property, equipment, and leasehold improvements, net                 6,330              4,563
Other assets                                                        54,384             47,147
                                                              ------------       ------------
Total assets                                                  $    224,259       $    121,831
                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $      7,804       $     10,370
  Accounts payable to related parties (See Note 12)                 12,293              9,231
  Accrued compensation and benefits                                  1,957              1,933
  Accrued expenses                                                   7,679              6,068
  Income tax payable                                                   440                455
  Current portion of long-term obligations                             133                  -
                                                              ------------       ------------

Total  current liabilities                                          30,306             28,057
Income tax payable - non-current                                     4,996              4,996
Long-term obligations                                                  385                  -

Stockholders' equity:
  Preferred stock                                                        -                  -
  Common stock                                                           3                  2
  Additional paid-in capital                                       215,687            120,852
  Accumulated deficit                                              (23,973)           (27,852)
  Accumulated comprehensive income                                  (3,118)            (4,188)
  Unearned compensation                                                (27)               (36)
                                                              ------------       ------------

Total stockholders' equity                                         188,572             88,778
                                                              ------------       ------------
Total liabilities and stockholders' equity                    $    224,259       $    121,831
                                                              ============       ============


                 (1) Derived from audited financial statements.
     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       Six Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                     2000               1999
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $      3,879       $     (7,910)
  Net gain on partial sale of investments                                                   -               (812)
  Depreciation and amortization                                                         1,531              3,132
  Minority interest in consolidated subsidiary                                              -               (472)
  Equity in net income of affiliated companies                                         (2,984)               366
  Net foreign currency transaction (gains) losses                                           -               (596)
  Other charges to net loss not affecting cash                                            200                 16
  Net effect of changes in current and other assets and current liabilities           (11,463)            (4,691)
                                                                                 ------------       ------------
     Cash used in operating activities                                                 (8,837)           (10,967)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (2,698)            (2,431)
  Purchases of available-for-sale securities                                          (46,650)           (15,400)
  Sales of available-for-sale securities                                               10,650             15,200
  Proceeds from partial sale of ICSI (formerly ISSI-Taiwan)                                 -              4,957
  Cash impact of deconsolidation of ICSI                                                    -            (12,818)
  Investment in Wafertech, LLC                                                         (2,667)                 -
  Proceeds from partial sale of Wafertech                                                   -             10,000
  Investment in NexFlash                                                               (1,361)            (1,000)
  Investment in DynaChip                                                                    -               (500)
                                                                                 ------------       ------------
     Cash used in investing activities                                                (42,726)            (1,992)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under notes payable and long-term obligations                                  -             33,435
  Proceeds from issuance of common stock                                               94,845                421
  Principal payments on notes payable and long-term obligations                           (82)           (32,293)
                                                                                 ------------       ------------
     Cash provided by financing activities                                             94,763              1,563
                                                                                 ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                                -                327
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                                   43,200            (11,069)
Cash and cash equivalents at beginning of period                                       15,975             27,776
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $     59,175       $     16,707
                                                                                 ============       ============


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

        Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


2.      CONCENTRATIONS

        Sales to 3Com accounted for approximately 11% and 32% of total net sales for the three months ended March 31, 2000 and March 31, 1999, respectively, and approximately 11% and 22% of total net sales for the six months ended March 31, 2000 and March 31, 1999, respectively. Sales to Flextronics International accounted for approximately 14% of total net sales for the three months ended March 31, 2000 and approximately 13% of total net sales for the six months ended March 31, 2000. For the three and six months ended March 31, 1999, sales to Flextronics were less than 10% of total net sales. Revenue recognized for one distributor accounted for 16% of total net sales for the quarter ended March 31, 1999 and 10% of total net sales for the six months ended March 31, 1999. For the three and six month periods ended March 31, 2000, revenue recognized for this distributor was less than 10%.

        The Company uses Integrated Circuit Solution Incorporation ("ICSI") (formerly known as ISSI-Taiwan) for coordinating wafer purchases, assembly, and testing for a substantial majority of its inventory.


3.      CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consisted of the following:


                                                March 31        September 30
                                                  2000              1999
                                              ------------      ------------
                                                      (In thousands)
Cash                                          $     33,971      $     13,732
Money market instruments                            25,204               660
Certificates of deposit                                  -             1,583
Auction preferred stock                              1,500             5,200
Municipal bonds due in more than 3 years            42,150             2,450
                                              ------------      ------------
                                              $    102,825      $     23,625
                                              ============      ============

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      INVENTORIES

        The following is a summary of inventories by major category:


                                    March 31        September 30
                                      2000              1999
                                  ------------      ------------
                                          (In thousands)
Raw materials                     $      8,330      $      5,168
Work-in-process                         10,834             6,807
Finished goods                          18,762            17,706
                                  ------------      ------------
                                  $     37,926      $     29,681
                                  ============      ============


5.      OTHER ASSETS

        Other assets consisted of the following:



                                    March 31        September 30
                                      2000              1999
                                  ------------      ------------
                                         (In thousands)
Investment in ICSI                $     25,712      $     21,886
Investment in WaferTech LLC             23,467            20,800
Other                                    5,205             4,461
                                  ------------      ------------
                                  $     54,384      $     47,147
                                  ============      ============


6.      INCOME TAXES

        The provision for income taxes for the six month period ended March 31, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The provision for income taxes for the six month period ended March 31, 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes. The income tax provisions for each period differs from the federal statutory rate primarily as a result of a valuation allowance established for U.S. federal net operating losses not utilized in the current period and foreign taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

                        INTEGRATED SILICON SOLUTION, INC.

7.      NET INCOME (LOSS) PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                             Three Months Ended                     Six Months Ended
                                                                   March 31,                            March 31,
                                                        ------------------------------       ------------------------------
                                                            2000              1999               2000              1999
                                                        ------------      ------------       ------------      ------------
Numerator for basic and diluted net
income (loss) per share:
Net income (loss)                                       $      3,385      $     (3,945)      $      3,879      $     (7,910)
                                                        ============      ============       ============      ============
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding                    21,992            19,521             21,185            19,469
                                                        ------------      ------------       ------------      ------------
Denominator for basic net income (loss) per share             21,992            19,521             21,185            19,469
Dilutive stock options                                         2,433                 -              2,048                 -
Dilutive warrants                                                521                 -                489                 -
                                                        ------------      ------------       ------------      ------------
Denominator for diluted net income (loss)
per share                                                     24,946            19,521             23,722            19,469
                                                        ============      ============       ============      ============

Basic net income (loss) per share                       $       0.15      $      (0.20)      $       0.18      $      (0.41)
                                                        ============      ============       ============      ============

Diluted net income (loss) per share                     $       0.14      $      (0.20)      $       0.16      $      (0.41)
                                                        ============      ============       ============      ============


        The above diluted calculation for the three months ended March 31, 1999 does not include approximately 3,309,000 shares attributable to options as of March 31, 1999 and 981,659 shares attributable to warrants as of March 31, 1999 as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2000 and 1999, does not include approximately 13,000 and 3,416,000 shares attributable to options as of March 31, 2000 and 1999, respectively, and 981,659 shares attributable to warrants as of March 31, 1999 as their impact would be anti-dilutive.


8.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


9.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no material effect on our financial position or results of operations.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     LITIGATION

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%.

        On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review, expected in the year 2001 will set a new deposit rate for subsequent entries, which may be higher or lower than the current rate. We will pay duties on Taiwan SRAMs entered before April 1, 1999 at the deposit rate. For entries after March 31, 2000, duties will depend upon whether the DOC conducts an administrative review of imports entered between April 1, 2000 and March 31, 2001, and if so depending on the results of the DOC review.

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

        On October 22, 1998, Micron filed an antidumping petition against DRAMs fabricated in Taiwan. Currently, our DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to us. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination. In March 2000, pursuant to a motion by Micron, the Court dismissed Micron's appeal. The termination of the antidumping investigation of Taiwan DRAMs therefore is final.


11.     LONG TERM OBLIGATIONS

        The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At March 31, 2000, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at March 31, 2000 amounted to $50,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $518,365 and $101,164, respectively, at March 31, 2000.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.     GEOGRAPHIC AND SEGMENT INFORMATION

        The Company operates in one business segment, which is to design, develop, and market high-performance SRAM, DRAM, and NVM integrated circuits. The following table summarizes the Company's operations in different geographic areas:


                                                  SIX MONTHS ENDED MARCH 31, 1999
                               --------------------------------------------------------------------
                                                                                       ADJUSTMENTS/
                               UNITED STATES        HONG KONG           TAIWAN         ELIMINATIONS      CONSOLIDATED
                               ------------       ------------       ------------      ------------      ------------
Net sales ...............      $     34,274       $      2,050       $     34,932      $    (27,089)     $     44,167
                               ============       ============       ============      ============      ============
Operating loss ..........            (7,174)               (63)            (1,349)               (6)           (8,592)
                               ============       ============       ============      ============      ============
Long-lived assets .......             4,832                148                 --                --             4,980
                               ============       ============       ============      ============      ============


                                       SIX MONTHS ENDED MARCH 31, 2000
                               ------------------------------------------------
                                                                   ADJUSTMENTS/
                               UNITED STATES      HONG KONG        ELIMINATIONS      CONSOLIDATED
                               ------------      ------------      ------------      ------------
                                                         (IN THOUSANDS)
Net sales ...............      $     53,246      $      7,905      $     (7,868)     $     53,283
                               ============      ============      ============      ============
Operating income (loss) .               200               901              (466)              635
                               ============      ============      ============      ============
Long-lived assets .......             6,182               148                --             6,330
                               ============      ============      ============      ============


13.     RELATED PARTY TRANSACTIONS

        As of September 30, 1999, the Company had an accounts receivable balance from ICSI of approximately $1,915,000. For the six months ended March 31, 2000, the Company sold approximately $718,000 of memory products to ICSI, in which it has approximately 43% ownership. The Company had an accounts receivable balance from ICSI at March 31, 2000 of approximately $636,000.

        As of September 30, 1999, the Company had an accounts payable balance to ICSI of approximately $9,231,000. The Company purchases goods and contract manufacturing services from ICSI. Purchases of goods and services in the six months ended March 31, 2000 were approximately $32,506,000. The Company had an accounts payable balance to ICSI at March 31, 2000 of approximately $12,151,000.

        As of September 30, 1999, the Company had an accounts receivable balance from NexFlash of approximately $1,291,000. For the six months ended December 31, 1999, the Company sold approximately $212,000 of memory products to NexFlash, in which it has approximately 32% ownership. In addition, the Company received approximately $83,000 in sublease income from NexFlash. The Company had an accounts receivable balance from NexFlash at March 31, 2000 of approximately $522,000.

        As of September 30, 1999, the Company had an accounts payable balance to NexFlash of $0. The Company purchases goods and services from NexFlash. Purchases of goods and services in the six months ended March 31, 2000 were approximately $127,000. The Company had an accounts payable balance to NexFlash at March 31, 2000 of approximately $142,000.

        In addition, the Company has guaranteed purchase orders to a wafer foundry for NexFlash in an amount not to exceed $1,142,000. This guarantee does not apply to any product shipped under these purchase orders after July 31, 2000.

                              INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.     INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INCORPORATION ("ICSI")

        The following summaries financial information for ICSI as March 31, 2000 and for the three and six month periods ended March 31, 2000. (In thousands)


                                                March 31, 2000
                                                --------------
Current assets                                     $74,994
Property, plant, and equipment and other            47,618
assets
Current liabilities                                 44,602
Long-term debt                                      15,600


                                                   Three Months       Six Months
                                                       Ended            Ended
                                                  March 31, 2000    March 31, 2000
                                                  --------------    --------------
Net sales                                          $     32,557      $     59,674
Gross profit                                              8,819            15,825
Net income                                                5,391             8,526


15.     FOLLOW-ON PUBLIC STOCK OFFERING

        In the three month ended March 31, 2000, the Company completed a follow-on public offering of its Common Stock whereby it sold 3,795,000 shares (including 495,000 shares pursuant to the underwriters over-allotment option) at a public offering price of $25.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $90.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We have made forward-looking statements in this report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use such words as "believe," "expect," "anticipate," or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report on Form 10-Q.

BACKGROUND

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

        In 1998, we began to reduce our ownership in Integrated Circuit Solution Incorporation ("ICSI") (formerly known as ISSI-Taiwan) in order to outsource our testing operations, focus on our core business in the U.S., raise capital and position ICSI for the possibility of an eventual public offering in Taiwan. We intend to continue to use ICSI for testing of wafers and testing of our memory devices, but we are also now utilizing testing services provided by other firms in Singapore and Taiwan. We expect to expand utilization of testing services from these other companies in fiscal 2000. In 1998, we also transferred our Flash memory business to a newly formed company, NexFlash, in an effort to focus on our core SRAM and DRAM operations and to reduce our expenses by obtaining outside funding for the Flash development efforts. We and NexFlash jointly own related Flash intellectual property. We intend that future development of Flash products and the sale of such products will be done through NexFlash.


RESULTS OF OPERATIONS

        Our financial results for fiscal 2000 reflect accounting for ICSI and NexFlash on the equity basis and include our percentage share of the results of ICSI's and NexFlash's respective operations. In December 1998, we sold an additional 20% of our remaining interest in ICSI and, as a result, reduced our ownership interest in ICSI to approximately 43%. As a result, our balance sheet as of December 31, 1998 and our statement of operations beginning with the second quarter of fiscal 1999 reflects the accounting for ICSI on the equity basis and reflects our percentage share of ICSI's results of operations. As a result of no longer consolidating ICSI, there has been a significant decline in our consolidated revenue and operating expenses.

        Effective November 1998, our financial results no longer consolidate the results of NexFlash, as our ownership of NexFlash became less than 50%, and we began accounting for NexFlash on the equity basis. This change has had a minimal effect on our consolidated revenue and has resulted in a decrease in our consolidated research and development expenses.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 73% to $30.0 million in the three months ended March 31, 2000, from $17.4 million in the three months ended March 31, 1999. The increase in sales was principally due to an increase in unit shipments of our DRAM products, specifically our 4, 8 and 16 megabit DRAM products, as well as increased unit shipments of 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products. In addition, the average selling prices of our DRAM and SRAM products generally increased in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        Sales to 3Com, accounted for approximately 11% and 32% of total net sales for the three months ended March 31, 2000 and March 31, 1999, respectively. Sales to Flextronics International accounted for approximately 14% of total net sales for the three months ended March 31, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Revenue recognized for one distributor, Bell Industries, accounted for 16% of total net sales for the three months ended March 31, 1999. For the three months ended March 31, 2000, revenue recognized for this distributor was less than 10%. Net sales included licensing revenue of approximately $0.1 million and $1.0 million in the three months ended March 31, 2000 and March 31, 1999, respectively. Net sales included sales of approximately $0.2 million and $0.8 million to ICSI in the three months ended March 31, 2000 and March 31, 1999, respectively. Additionally, net sales include sales of approximately $0.1 to NexFlash in the three months ended March 31, 2000 and March 31, 1999.

        Gross Profit. Cost of sales includes the cost of wafers acquired from foundries, subcontracted package and assembly costs, costs associated with product testing, quality assurance and import duties. Gross profit increased 140% to $8.8 million in the three months ended March 31, 2000 from $3.7 million in the three months ended March 31, 1999. As a percentage of net sales, gross profit increased to 29.3% in the three months ended March 31, 2000 from 21.1% in the three months ended March 31, 1999. The increase in gross profit was principally due to an increase in unit shipments of our DRAM products, specifically our 4, 8 and 16 megabit DRAM products, as well as increased unit shipments of 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products. In addition, increases in the average selling prices of our DRAM and SRAM products in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 more than offset any increases in product costs resulting in higher gross margins. Our gross profit benefited from $0.1 million and $1.0 million of licensing revenue for the three months ended March 31, 2000 and March 31, 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses remained constant at $4.2 million in the three months ended March 31, 2000 and March 31, 1999. As a percentage of net sales, research and development expenses decreased to 14.0% in the three months ended March 31, 2000, from 24.0% in the three months ended March 31, 1999. We were able to maintain research and development expenses at the $4.2 million dollar level by controlling discretionary spending and headcount additions. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 27% to $3.4 million in the three months ended March 31, 2000 from $2.7 million in the three months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 11.4% in the three months ended March 31, 2000, from 15.6% in the three months ended March 31, 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Other income (loss), Net. Other income (loss), net increased by $0.7 million to $0.5 million in the three months ended March 31, 2000 from $(0.2) million in the three months ended March 31, 1999. Interest income increased by $0.3 million in the three months ended March 31, 2000 as a result of higher cash balances from our follow-on public stock offering in February 2000. In January 1999, we sold approximately 33% of our investment in WaferTech to TSMC for $10.0 million. We recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

        Provision for Income Taxes. The provision for income taxes for the three month period ended March 31, 2000 is comprised of taxes on foreign earnings. The provision for income taxes for the three month period ended March 31, 1999 is primarily based on foreign withholding taxes.


SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

        Net Sales. Net sales increased by 21% to $53.3 million in the six months ended March 31, 2000, from $44.2 million in the six months ended March 31, 1999. Net sales increased by $19.1 million to $53.3 million in the six months ended March 31, 2000 from $34.2 million in the six months ended March 31, 1999, excluding the $9.7 million in sales from ICSI and the $0.3 million in sales from NexFlash in the December 31, 1998 period. The increase in sales was principally due to an increase in unit shipments of our DRAM products, specifically our 4, 8 and 16 megabit DRAM products, as well as increased unit shipments of 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products. In addition, the average selling prices of our DRAM and SRAM products generally increased in the six months ended March 31, 2000 compared to the six months ended March 31, 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        Sales to one customer, 3Com, accounted for approximately 11% and 22% of total net sales for the six months ended March 31, 2000 and March 31, 1999, respectively. Sales to Flextronics International accounted for approximately 13% of total net sales for the six months ended March 31, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Revenue recognized for one distributor , Bell Industries, accounted for 10% of total net sales for the six months ended March 31, 1999. For the six month period ended March 31, 2000, revenue recognized for this distributor was less than 10%. Net sales includes licensing revenue of approximately $0.7 million and $1.2 million in the six months ended March 31, 2000 and March 31, 1999, respectively. Net sales include sales of approximately $0.7 million and $0.8 million to ICSI in the six months ended March 31, 2000 and March 31, 1999, respectively. Additionally, net sales include sales of approximately $0.2 million and $1.3 million in sales to NexFlash in the six months ended March 31, 2000 and March 31, 1999, respectively.

        Gross Profit. Gross profit increased 96% to $15.1 million in the six months ended March 31, 2000, from $7.7 million in the six months ended March 31, 1999. As a percentage of net sales, gross profit increased to 28.3% in the six months ended March 31, 2000 from 17.4% in the six months ended March 31, 1999. The increase in gross profit was principally due to an increase in unit shipments of our DRAM products, specifically our 4, 8 and 16 megabit DRAM products, as well as increased unit shipments of 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products. In addition, increases in the average selling prices of our DRAM and SRAM products in the six months ended March 31, 2000 compared to the six months ended March

31, 1999 more than offset any increases in product costs while certain product costs declined resulting in higher gross margins. Our gross profit also benefited from $0.7 million and $1.2 million of licensing revenue for the six months ended March 31, 2000 and March 31, 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses decreased by 21% to $7.8 million in the six months ended March 31, 2000, from $9.9 million in the six months ended March 31, 1999. As a percentage of net sales, research and development expenses decreased to 14.7% in the six months ended March 31, 2000, from 22.5% in the six months ended March 31, 1999. The decrease in absolute dollars was primarily the result of a $1.0 million reduction attributable to the deconsolidation of ICSI and $0.3 million attributable of the spin-off of NexFlash. In addition, other research and development expenses, including payroll related expenses, masks, and depreciation decreased in the six months ended March 31, 2000, compared to the six months ended March 31, 1999. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 5% to $6.6 million in the six months ended March 31, 2000 from $6.3 million in the six months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 12.4% in the six months ended March 31, 2000, from 14.3% in the six months ended March 31, 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the six months ended March 31, 2000 compared to the six months ended March 31, 1999, offset by a $1.2 million reduction attributable to the deconsolidation of ICSI and $0.1 million attributable to the spin-off of NexFlash. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Other income (loss), Net. Other income (loss), net decreased by $0.9 million to $0.5 million in the six months ended March 31, 2000 from $1.4 million in the six months ended March 31, 1999. The six months ended March 31, 1999 included a pre-tax gain of $1.2 million resulting from the sale of 20% of our holdings in ICSI in the December 1998 quarter offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of our investment in Wafertech LLC.

        Provision (benefit) for Income Taxes. The provision for income taxes for the six month period ended March 31, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The provision for income taxes for the six month period ended March 31, 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes. The tax for the six months ended March 31, 1999 is higher than for the same period for fiscal 2000 due to withholding taxes related to the sale of ICSI stock.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $102.8 million. During the six months ended March 31, 2000, operating activities used cash of approximately $8.8 million. Cash used by operations was primarily due to increases in inventories of $8.2 million and in accounts receivable of $6.4 million in support of higher sales levels partially offset by net income and increases in accrued liabilities of $1.6 million.

        In the six months ended March 31, 2000, we used $42.7 million for investing activities compared to $2.0 million in the six months ended March 31, 1999. The cash used for investing activities was primarily the result of net purchases of available-for-sale securities of $36.0 million. In addition, we made additional investments of $2.7 million in WaferTech and $1.4 million in NexFlash.

        In the six months ended March 31, 2000, we made capital expenditures of approximately $2.7 million for engineering tools and computer software. In addition, we acquired $0.6 million of test equipment under a capital lease. We expect to spend approximately $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

        We generated $94.8 million from financing activities during the six months ended March 31, 2000 compared to $1.6 million in the six months ended March 31, 1999. The primary source of financing for the six month ended March 31, 2000 was net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.6 million and proceeds from the issuance of common stock of $4.2 million from option exercises and sales under our employee stock purchase plan.

        In June 1998, we sold approximately 46% of ICSI to a group of private investors. In December 1998, we sold an additional 20% of our holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction, we owned approximately 43% of ICSI and now account for ICSI on the equity basis.

        In June 1996, we entered into a business venture "WaferTech, LLC" with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. We agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, we sold approximately 33% of our investment in WaferTech to TSMC for $10.0 million. We retain a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. Our pro-rata amount of $2.7 million was invested along with the other partners. Our investment in WaferTech as of March 31, 2000 was $23.5 million. We also agreed to certain minimum wafer purchase commitments with our foundry partners in exchange for wafer capacity commitments. In fiscal 1995, we entered into an agreement with TSMC pursuant to which we agreed to acquire specified wafer capacity through 2001. We also agreed to make certain annual payments, the remaining amount of which totals approximately $9.6 million through 2001, to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if we do not purchase the base capacity and additional capacity for which we have contracted. We also have minimum purchase obligations to TSMC related to WaferTech. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. We do not currently expect to forfeit any amounts or incur any losses associated with these capacity agreements. Although we have rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should we fail to re-schedule or assign unneeded capacity, our business and operating results could be adversely affected.

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices, at the ad valorem rate of 7.56%.

        On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review, expected in the year 2001 will set a new deposit rate for subsequent entries, which may be higher or lower than the current rate. We will pay duties on Taiwan SRAMs entered before April 1, 1999 at the deposit rate. For entries after March 31, 2000, duties will depend upon whether the DOC conducts an administrative review of imports entered between April 1, 2000 and March 31, 2001, and if so depending on the results of the DOC review.

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

        On October 22, 1998, Micron filed an antidumping petition against DRAMs fabricated in Taiwan. Currently, our DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to us. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination. In March 2000, pursuant to a motion by Micron, the Court dismissed Micron's appeal. The termination of the antidumping investigation of Taiwan DRAMs therefore is final.

        We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing or debt financing. We, from time to time, also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transactions could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.


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

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

        We incurred losses of $7.7 million, $50.6 million and $9.5 million in fiscal 1997, 1998 and 1999, respectively. We were profitable for the first two quarters of fiscal 2000. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

        A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended June 31, 1998, our net sales decreased by 38% to $25.0 million from $40.7 million in the three months ended March 31, 1998, principally due to a decrease in unit shipments of our SRAM products. Further, we anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

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

        Sales to 3Com accounted for approximately 11%, 20% and 19% of total net sales for the six months ended March 31, 2000 and for fiscal 1999 and fiscal 1998, respectively. Sales to Flextronics International accounted for 13% of total net sales for the six months ended March 31, 2000. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter which could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

        In the six months ended March 31, 2000, approximately 57% of our net sales was attributable to customers located in the United States, 21% was attributable to customers located in Europe and 22% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, the United States and our other markets. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN OUR KEY TECHNICAL AND MANAGEMENT PERSONNEL.

        Our success depends upon the continued service of key technical and management personnel, including Jimmy S.M. Lee, Chairman and Chief Executive Officer, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our executive officers. The loss of the service of one or more of our key personnel could materially and adversely affect our business and operating results.

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

YEAR 2000 COMPLIANCE

        As of the date hereof, we had not experienced any material problems as a result of the Year 2000. We incurred approximately $0.6 million in total software, hardware, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of our new information system and have generally been capitalized as fixed assets.


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

        On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review, expected in the year 2001 will set a new deposit rate for subsequent entries, which may be higher or lower than the current rate. We will pay duties on Taiwan SRAMs entered before April 1, 1999 at the deposit rate. For entries after March 31, 2000, duties will depend upon whether the DOC conducts an administrative review of imports entered between April 1, 2000 and March 31, 2001, and if so depending on the results of the DOC review.

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

        On October 22, 1998, Micron filed an antidumping petition against DRAMs fabricated in Taiwan. Currently, our DRAM products are fabricated in Taiwan. Subsequent to the petition filing the DOC established a general dumping duty deposit rate of 21.35% which would have applied to us. On December 2, 1999, the International Trade Commission ("ITC") informed the DOC that it had issued a negative final determination in the DRAM investigation. The DRAM investigation has, therefore, been terminated and there is presently no antidumping duty required. In January 2000, Micron filed a summons with the U.S. Court of International Trade appealing the ITC determination. In March 2000, pursuant to a motion by Micron, the Court dismissed Micron's appeal. The termination of the antidumping investigation of Taiwan DRAMs therefore is final.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Monday, February 7, 2000 at 2:00 p.m., local time, in San Jose, California.

        (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:


                                        Votes         Votes Against
Name of Nominee                       in Favor         or Withheld
---------------                     ------------      ------------
Jimmy S.M. Lee                        18,063,209           110,440
Pauline Lo Alker                      18,059,528           114,121
Lip-Bu Tan                            18,062,728           110,921
Hide L. Tanigami                      18,062,228           111,421
Chun Win Wong                         15,670,229         2,503,402

        (b) An amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 250,000 to an aggregate of 1,700,000 the number of shares reserved for grant thereunder was approved with 15,509,579 votes in favor and 2,608,521 votes against.

        (c) The ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2000 was approved with 18,102,967 votes in favor, and 19,645 votes against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a) The following exhibits are filed as a part of this report.

               Exhibit 27 Financial Data Schedule.

        (b) Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

ITEM 7A. FINANCIAL MARKET RISK

        Our principal financial market risk relates to the interest rates associated with our investment portfolio. All of our cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At March 31, 2000 and September 30, 1999, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the three and six months ended March 31, 2000 and 1999.

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


                                    Integrated Silicon Solution, Inc.
                                    ---------------------------------
                                    (Registrant)


Dated:  May 12, 2000                /s/ Gary L. Fischer
                                    ---------------------
                                    Gary L. Fischer
                                    Executive Vice President,
                                    Office of the President, and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                 EXHIBIT INDEX



Exhibit           Description
-------           -----------

  27              Financial Data Schedule