Form 10-Q
period 2000-06-30
INTEGRATED SILICON SOLUTION INC
filed 2000-08-07
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000.
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number        000-23084.
                       ---------------------------------------------------------

                        INTEGRATED SILICON SOLUTION, INC.


                 Delaware                                      77-0199971
        (State or other jurisdiction of                      (I.R.S Employer
        incorporation or organization)                     Identification No.)

         2231 Lawson Lane, Santa Clara, California                95054
--------------------------------------------------------------------------------
        (Address of principal executive offices)                zip code

        Registrant's telephone number, including area code  (408) 588-0800.
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

        The number of outstanding shares of the registrant's Common Stock as of July 31, 2000 was 25,727,102
                  ----------

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended            Nine Months Ended
                                                          June 30,                      June 30,
                                                   ----------------------        ----------------------
                                                    2000           1999           2000           1999
                                                   -------       --------        -------       --------
Net sales (See Note 13)                            $38,512       $ 19,029        $91,795       $ 63,196
Cost of sales (See Note 13)                         26,173         15,031         64,376         51,521
                                                   -------       --------        -------       --------
Gross profit                                        12,339          3,998         27,419         11,675
                                                   -------       --------        -------       --------

Operating Expenses:
  Research and development                           4,799          4,786         12,615         14,729
  Selling, general and administrative                4,146          2,812         10,775          9,138
                                                   -------       --------        -------       --------
    Total operating expenses                         8,945          7,598         23,390         23,867
                                                   -------       --------        -------       --------

Operating income (loss)                              3,394         (3,600)         4,029        (12,192)
Gain on sale of investments                            847          1,846            847          2,658
Other income, net                                    1,487            175          1,947            796
                                                   -------       --------        -------       --------
Net income (loss) before income taxes,
  minority interest and equity in net income
  of affiliated companies                            5,728         (1,579)         6,823         (8,738)
Provision  for income taxes                            400             --            600            858
                                                   -------       --------        -------       --------

Net income (loss) before minority interest
  and equity in net income of
  affiliated companies                               5,328         (1,579)         6,223         (9,596)

Minority interest in net loss of
  consolidated subsidiary                               --             --             --           (472)
Equity in net income of
  affiliated companies                               4,154            667          7,138            302
                                                   -------       --------        -------       --------

Net income (loss)                                  $ 9,482       $   (912)       $13,361       $ (8,822)
                                                   =======       ========        =======       ========

Basic income (loss) per share                      $  0.37       $  (0.05)       $  0.59       $  (0.45)
                                                   =======       ========        =======       ========
Shares used in  basic per share calculation         25,349         19,586         22,573         19,508
                                                   =======       ========        =======       ========

Diluted income (loss) per share                    $  0.34       $  (0.05)       $  0.53       $  (0.45)
                                                   =======       ========        =======       ========
Shares used in diluted per share calculation        28,113         19,586         25,186         19,508
                                                   =======       ========        =======       ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                      Three Months Ended           Nine Months Ended
                                                           June 30,                    June 30,
                                                     --------------------        ---------------------
                                                      2000          1999          2000          1999
                                                     -------        -----        -------       -------
Net income (loss)                                    $ 9,482        $(912)       $13,361       $(8,822)

Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment          (143)         535            927         2,272
                                                     -------        -----        -------       -------

Comprehensive income (loss)                          $ 9,339        $(377)       $14,288       $(6,550)
                                                     =======        =====        =======       =======












     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 June 30,       September 30,
                                                                   2000             1999
                                                                -----------     -------------
                                                                (unaudited)          (1)
                                         ASSETS

Current assets:
  Cash and cash equivalents                                      $  52,764        $  15,975
  Short-term investments                                            50,750            7,650
  Accounts receivable                                               24,991           11,970
  Accounts receivable from related parties (See Note 13)               989            3,206
  Inventories                                                       51,716           29,681
  Other current assets                                               1,400            1,639
                                                                 ---------        ---------

Total current assets                                               182,610           70,121
Property, equipment, and leasehold improvements, net                 5,737            4,563
Other assets                                                        56,837           47,147
                                                                 ---------        ---------
Total assets                                                     $ 245,184        $ 121,831
                                                                 =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  13,233        $  10,370
  Accounts payable to related parties (See Note 13)                 16,395            9,231
  Accrued compensation and benefits                                  2,773            1,933
  Accrued expenses                                                   7,540            6,068
  Income tax payable                                                   581              455
  Current portion of long-term obligations                             137               --
                                                                 ---------        ---------

Total  current liabilities                                          40,659           28,057
Income tax payable - non-current                                     4,996            4,996
Long-term obligations                                                  350               --

Stockholders' equity:
  Preferred stock                                                       --               --
  Common stock                                                           3                2
  Additional paid-in capital                                       216,950          120,852
  Accumulated deficit                                              (14,491)         (27,852)
  Accumulated comprehensive income                                  (3,261)          (4,188)
  Unearned compensation                                                (22)             (36)
                                                                 ---------        ---------

Total stockholders' equity                                         199,179           88,778
                                                                 ---------        ---------
Total liabilities and stockholders' equity                       $ 245,184        $ 121,831
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                    2000            1999
                                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                               $ 13,361        $ (8,822)
  Net gain on sale of investments                                                     (847)         (2,658)
  Depreciation and amortization                                                      2,377           3,912
  Minority interest in consolidated subsidiary                                          --            (472)
  Equity in net income of affiliated companies                                      (7,138)           (302)
  Net foreign currency transaction (gains) losses                                       --            (596)
  Other charges to net loss not affecting cash                                         200              23
  Net effect of changes in current and other assets and current liabilities        (20,140)         (5,570)
                                                                                  --------        --------
     Cash used in operating activities                                             (12,187)        (14,485)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                                              (2,951)         (3,134)
  Purchases of available-for-sale securities                                       (55,450)        (15,450)
  Sales of available-for-sale securities                                            12,350          15,200
  Proceeds from partial sale of ICSI (formerly ISSI-Taiwan)                          3,255           4,957
  Cash impact of deconsolidation of ICSI                                                --         (12,818)
  Investment in Wafertech, LLC                                                      (2,667)             --
  Proceeds from partial sale of Wafertech                                               --          10,000
  Proceeds from sale of UICC                                                            --           9,217
  Investment in NexFlash                                                            (1,361)         (1,000)
  Investments other                                                                   (200)           (500)
                                                                                  --------        --------
     Cash provided by (used in) investing activities                               (47,024)          6,472

CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings under notes payable and long-term obligations                              --          33,435
  Proceeds from issuance of common stock                                            96,113             781
  Principal payments on notes payable and long-term obligations                       (113)        (32,293)
                                                                                  --------        --------
     Cash provided by financing activities                                          96,000           1,923
                                                                                  --------        --------

Effect of exchange rate changes on cash and cash equivalents                            --             327
                                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents                                36,789          (5,763)
Cash and cash equivalents at beginning of period                                    15,975          27,776
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $ 52,764        $ 22,013
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

        Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

2.       CONCENTRATIONS

        Sales to Flextronics International accounted for approximately 11% of total net sales for the three months ended June 30, 2000 and approximately 12% of total net sales for the nine months ended June 30, 2000. For the three and nine months ended June 30, 1999, sales to Flextronics were less than 10% of total net sales. Sales to 3Com for the three and nine months ended June 30, 2000, were less than 10% of total net sales. Sales to 3Com accounted for approximately 22% of total net sales for both the three and nine months ended June 30, 1999.

        The Company uses Integrated Circuit Solution Incorporation ("ICSI") (formerly known as ISSI-Taiwan) for coordinating wafer purchases, assembly, and testing for a substantial majority of its inventory.

3.      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consisted of the following:

                                                                   (In thousands)

                                                              June 30      September 30
                                                                2000          1999
                                                                ----          ----
               Cash                                           $ 33,172       $13,732
               Money market instruments                         19,335           660
               Certificates of deposit                             257         1,583
               Auction preferred stock                              --         5,200
               Municipal bonds due in more than 3 years         50,750         2,450
                                                              --------       -------
                                                              $103,514       $23,625
                                                              ========       =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      INVENTORIES

        The following is a summary of inventories by major category:

                                             (In thousands)

                                         June 30      September 30
                                          2000           1999
                                          ----           ----
             Raw materials               $24,387        $ 5,168
             Work-in-process               8,499          6,807
             Finished goods               18,830         17,706
                                         -------        -------
                                         $51,716        $29,681
                                         =======        =======

5.      OTHER ASSETS

        Other assets consisted of the following:

                                                  (In thousands)

                                               June 30     September 30
                                                2000          1999
                                               -------       -------
             Investment in ICSI                $28,090       $21,886
             Investment in WaferTech LLC        23,467        20,800
             Other                               5,280         4,461
                                               -------       -------
                                               $56,837       $47,147
                                               =======       =======

6.      INCOME TAXES

      The provision for income taxes for the nine month period ended June 30, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The provision for income taxes for the nine month period ended June 30, 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes. The income tax provisions for each period differs from the federal statutory rate primarily as a result of a valuation allowance established for U.S. federal net operating losses not utilized in the current period and foreign taxes which will not be realized on a current basis based on management's expectations of future taxable income and actual taxable income for the prior years.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.      NET INCOME (LOSS) PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended           Nine Months Ended
                                                               June 30,                    June 30,
                                                         ---------------------       ---------------------
                                                          2000          1999          2000         1999
                                                         -------      --------       -------      --------
Numerator for basic and diluted net income (loss)
per share:

Net income (loss)                                        $ 9,482      $   (912)      $13,361      $ (8,822)
                                                         =======      ========       =======      ========

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding                25,349        19,586        22,573        19,508
                                                         -------      --------       -------      --------
Denominator for basic net income (loss) per share         25,349        19,586        22,573        19,508
Dilutive stock options                                     2,461            --         2,186            --
Dilutive warrants                                            303            --           427            --
                                                         -------      --------       -------      --------
Denominator for diluted net income (loss) per share       28,113        19,586        25,186        19,508
                                                         =======      ========       =======      ========

Basic net income (loss) per share                        $  0.37      $  (0.05)      $  0.59      $  (0.45)
                                                         =======      ========       =======      ========
Diluted net income (loss) per share                      $  0.34      $  (0.05)      $  0.53      $  (0.45)
                                                         =======      ========       =======      ========

        The above diluted calculation for the three months ended June 30, 1999 does not include the impact from approximately 3,663,000 shares attributable to options as of June 30, 1999 and 981,659 shares attributable to warrants as of June 30, 1999 as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 2000 and 1999, does not include approximately 107,000 and 3,498,000 shares attributable to options as of June 30, 2000 and 1999, respectively, and 981,659 shares attributable to warrants as of June 30, 1999 as their impact would be anti-dilutive.

8.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

9.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We will be required to adopt the provisions of SAB 101 in the fourth quarter of 2001. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on our financial position or results of operations.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 2000. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or our financial position. However, we are still in the process of studying the actual impact.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25: the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

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

   We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation. On June 23, 2000 the International Trade Commission ("ITC"), under instructions from the U.S. Court of International Trade to reconsider its original injury determination, reversed its determination and ruled that SRAMs from Taiwan are not injurious to the US industry. If this June 23, 2000 determination is upheld in Federal Court then the antidumping order would be revoked and all antidumping duties would be refunded. This matter could be appealed to the U.S. Court of Appeals for the Federal Circuit, and the DOC will continue to administer the antidumping order until the appeal is finally resolved.

   Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.     LONG TERM OBLIGATIONS

   The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At June 30, 2000, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at June 30, 2000 amounted to $87,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $486,418 and $87,788, respectively, at June 30, 2000.


12.     GEOGRAPHIC AND SEGMENT INFORMATION

   The Company operates in one business segment, which is to design, develop, and market high-performance SRAM, DRAM, and NVM integrated circuits. The following table summarizes the Company's operations in different geographic areas: (In thousands)

                                NINE MONTHS ENDED JUNE 30, 1999
                     ------------------------------------------------------
                                                               ADJUSTMENTS/
                     UNITED STATES   HONG KONG      TAIWAN     ELIMINATIONS  CONSOLIDATED
                     -------------   ---------      ------     ------------  ------------
Net sales ..........   $ 51,500       $ 4,399       $34,932      $(27,635)     $ 63,196
                       ========       =======       =======      ========      ========
Operating loss .....    (10,469)         (159)       (1,349)         (215)      (12,192)
                       ========       =======       =======      ========      ========
Long-lived assets ..      4,761           142            --            --         4,903
                       ========       =======       =======      ========      ========

                              NINE MONTHS ENDED JUNE 30, 2000
                          ---------------------------------------
                                                     ADJUSTMENTS/
                          UNITED STATES  HONG KONG   ELIMINATIONS  CONSOLIDATED
                          -------------  ---------   ------------  ------------
                                             (IN THOUSANDS)
Net sales ................   $91,797      $14,058      $(14,060)     $91,795
                             =======      =======      ========      =======
Operating income (loss) ..     3,470        1,133          (574)       4,029
                             =======      =======      ========      =======
Long-lived assets ........     5,510          227            --        5,737
                             =======      =======      ========      =======

13.     RELATED PARTY TRANSACTIONS

   As of September 30, 1999, the Company had an accounts receivable balance from ICSI of approximately $1,915,000. For the nine months ended June 30, 2000, the Company sold approximately $916,000 of memory products to ICSI, in which it has approximately 40% ownership. The Company had an accounts receivable balance from ICSI at June 30, 2000 of approximately $631,000.

   As of September 30, 1999, the Company had an accounts payable balance to ICSI of approximately $9,231,000. The Company purchases goods and contract manufacturing services from ICSI. Purchases of goods and services in the nine months ended June 30, 2000 were approximately $54,826,000. The Company had an accounts payable balance to ICSI at June 30, 2000 of approximately $16,183,000.

   As of September 30, 1999, the Company had an accounts receivable balance from NexFlash of approximately $1,291,000. For the nine months ended June 30, 2000, the Company sold approximately $212,000 of memory products to NexFlash, in which it has approximately 32% ownership. In addition, the Company received approximately $139,000 in sublease income from NexFlash. The Company had an accounts receivable balance from NexFlash at June 30, 2000 of approximately $358,000.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   As of September 30, 1999, the Company had an accounts payable balance to NexFlash of $0. The Company purchases goods and services from NexFlash. Purchases of goods and services in the nine months ended June 30, 2000 were approximately $348,000. The Company had an accounts payable balance to NexFlash at June 30, 2000 of approximately $212,000.

   In addition, the Company has guaranteed purchase orders to a wafer foundry for NexFlash in an amount not to exceed $1,142,000. This guarantee does not apply to any product shipped under these purchase orders after July 31, 2000.

14.     INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INCORPORATION ("ICSI")

   The following summarizes financial information for ICSI as of June 30, 2000 and for the three and nine month periods ended June 30, 2000. (In thousands)

                                                                June 30, 2000
                                                                -------------
            Current assets                                         $99,627
            Property, plant, and equipment and other assets         47,216
            Current liabilities                                     59,750
            Long-term debt                                          14,583


                                       Three Months     Nine Months
                                           Ended            Ended
                                       June 30, 2000    June 30, 2000
                                       -------------    -------------
             Net sales                    $48,114          $107,991
             Gross profit                  16,162            32,192
             Net income                    10,925            19,452

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

RESULTS OF OPERATIONS

   Our financial results for fiscal 2000 reflect accounting for ICSI and NexFlash on the equity basis and include our percentage share of the results of ICSI's and NexFlash's respective operations. In December 1998, we sold an additional 20% of our remaining interest in ICSI and, as a result, reduced our ownership interest in ICSI to approximately 43%. After further sales of ICSI stock in fiscal 2000, we currently own approximately 40% of ICSI. As a result, our balance sheet as of December 31, 1998 and our statement of operations beginning with the second quarter of fiscal 1999 reflects the accounting for ICSI on the equity basis and reflects our percentage share of ICSI's results of operations. As a result of no longer consolidating ICSI, there has been a significant decline in our consolidated revenue and operating expenses.

   Effective November 1998, our financial results no longer consolidate the results of NexFlash, as our ownership of NexFlash became less than 50%, and we began accounting for NexFlash on the equity basis. This change has had a minimal effect on our consolidated revenue and has resulted in a decrease in our consolidated research and development expenses.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 102% to $38.5 million in the three months ended June 30, 2000, from $19.0 million in the three months ended June 30, 1999. The increase in sales was principally due to an increase in unit shipments of our 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4 and 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products generally increased in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        Sales to Flextronics International accounted for approximately 11% of total net sales for the three months ended June 30, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. Sales to 3Com accounted for approximately 22% of total net sales for the three months ended June 30, 1999. Sales to 3Com for the three months ended June 30, 2000 were less than 10% of total net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales included licensing revenue of approximately $0.1 million and $0.3 million in the three months ended June 30, 2000 and June 30, 1999, respectively. Net sales included sales of approximately $0.2 million and $0.4 million to ICSI in the three months ended June 30, 2000 and June 30, 1999, respectively. Additionally, net sales include sales of approximately $0.1 million to NexFlash in the three months ended June 30, 1999.

        Gross Profit. Cost of sales includes the cost of wafers acquired from foundries, subcontracted package and assembly costs, costs associated with product testing, quality assurance and import duties. Gross profit increased 209% to $12.3 million in the three months ended June 30, 2000 from $4.0 million in the three months ended June 30, 1999. As a percentage of net sales, gross profit increased to 32.0% in the three months ended June 30, 2000 from 21.0% in the three months ended June 30, 1999. The increase in gross profit was principally due to an increase in unit shipments of our 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4 and 16 megabit DRAM products. In addition, increases in the average selling prices of our SRAM and DRAM products in the three months ended June 30, 2000 compared to the three months ended June 30, 1999 more than offset any increases in product costs resulting in higher gross margins. Our gross profit benefited from $0.1 million and $0.3 million of licensing revenue for the three months ended June 30, 2000 and June 30, 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses remained constant at $4.8 million in the three months ended June 30, 2000 and June 30, 1999. The three months ended June 30, 1999 included a charge of $0.9 million for the write-off of certain licensed products and technologies which have been replaced by our internally developed products. As a percentage of net sales, research and development expenses decreased to 12.5% in the three months ended June 30, 2000, from 25.2% in the three months ended June 30, 1999. Excluding the $0.9 million write-off in the three months ended June 30, 1999, the increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses, and increased expenses related to the development of new products. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 47% to $4.1 million in the three months ended June 30, 2000 from $2.8 million in the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 10.8% in the three months ended June 30, 2000, from 14.8% in the three months ended June 30, 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investment. The gain on sale of investment decreased to $0.8 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. In the three months ended June 30, 2000, we sold an additional 8% of our holdings in ICSI to a group of private investors for $3.3 million resulting in a pre-tax gain of $0.8 million. In April 1999, we agreed to sell our investment in UICC to UMC for its original acquisition cost. We recorded a gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain resulted from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar.

        Other income, Net. Other income, net increased by $1.3 million to $1.5 million in the three months ended June 30, 2000 from $0.2 million in the three months ended June 30, 1999. The increase results from increased interest income as a result of higher cash balances from our follow-on public stock offering in February 2000.

      Provision for Income Taxes. The provision for income taxes for the three month period ended June 30, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. We recorded no provision for income taxes for the three month period ended June 30, 1999 due to our net operating loss position.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

        Net Sales. Net sales increased by 45% to $91.8 million in the nine months ended June 30, 2000, from $63.2 million in the nine months ended June 30, 1999. Net sales increased by $38.6 million to $91.8 million in the nine months ended June 30, 2000 from $53.2. million in the nine months ended June 30, 1999, excluding the $9.7 million in sales from ICSI and the $0.3 million in sales from NexFlash in the December 31, 1998 period. The increase in sales was principally due to an increase in unit shipments of our 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4, 8 and 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products generally increased in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        Sales to Flextronics International accounted for approximately 12% of total net sales for the nine months ended June 30, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. Sales to 3Com accounted for approximately 22% of total net sales for the nine months ended June 30, 1999. Sales to 3Com for the nine months ended June 30, 2000, were less than 10% of total net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales include licensing revenue of approximately $0.7 million and $1.5 million in the nine months ended June 30, 2000 and June 30, 1999, respectively. Net sales include sales of approximately $0.9 million and $1.2 million to ICSI in the nine months ended June 30, 2000 and June 30, 1999, respectively. Additionally, net sales include sales of approximately $0.2 million and $1.4 million in sales to NexFlash in the nine months ended June 30, 2000 and June 30, 1999, respectively.

        Gross Profit. Gross profit increased 135% to $27.4 million in the nine months ended June 30, 2000, from $11.7 million in the nine months ended June 30, 1999. As a percentage of net sales, gross profit increased to 29.9% in the nine months ended June 30, 2000 from 18.5% in the nine months ended June 30, 1999. The increase in gross profit was principally due to an increase in unit shipments of our 1024K, 256K, 32K x 32, and recently introduced 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4, 8 and 16 megabit DRAM products. In addition, increases in the average selling prices of our SRAM and DRAM products in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999 more than offset any increases in product costs while certain product costs declined resulting in higher gross margins. Our gross profit also benefited from $0.7 million and $1.5 million of licensing revenue for the nine months ended June 30, 2000 and June 30, 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses decreased by 14% to $12.6 million in the nine months ended June 20, 2000, from $14.7 million in the nine months ended June 30, 1999. As a percentage of net sales, research and development expenses decreased to 13.7% in the nine months ended June 30, 2000, from 23.3% in the nine months ended June 30, 1999. The decrease in absolute dollars was primarily the result of a $1.0 million reduction attributable to the deconsolidation of ICSI and $0.3 million attributable of the spin-off of NexFlash. The nine months ended June 30, 1999 includes a charge of $0.9 million in the June 1999 quarter for the write-off of certain licensed products and technologies which have been replaced by our internally developed products. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 18% to $10.8 million in the nine months ended June 30, 2000 from $9.1 million in the nine months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 11.7% in the nine months ended June 30, 2000, from 14.5% in the nine months ended June 30, 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, offset by a $1.2 million reduction attributable to the deconsolidation of ICSI and $0.1 million attributable to the spin-off of NexFlash. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investment. The gain on sale of investment decreased to $0.8 million in the nine months ended June 30, 2000 from $2.6 million in the nine months ended June 30, 1999. The nine months ended June 30, 2000, includes a pre-tax gain of approximately $0.8 million in the June 2000 quarter related to the sale of an additional 8% of our holdings in ICSI. The nine months ended June 30, 1999 includes a gain of approximately $1.8 million in the June 1999 quarter related to the sale of our investment in UICC to UMC, a pre-tax gain of $1.2 million resulting from the sale of 20% of our holdings in ICSI in the December 1998 quarter offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of our investment in Wafertech LLC.

        Other income, Net. Other income, net increased by $1.1 million to $1.9 million in the nine months ended June 30, 2000 from $0.8 million in the nine months ended June 30, 1999. The increase results from increased interest income as a result of higher cash balances from our follow-on public stock offering in February 2000.

      Provision (benefit) for Income Taxes. The provision for income taxes for the nine month period ended June 30, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The provision for income taxes for the nine month period ended June 30, 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes. The tax for the nine months ended June 30, 1999 is higher than for the same period for fiscal 2000 due to withholding taxes related to the sale of ICSI stock.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $103.5 million. During the nine months ended June 30, 2000, operating activities used cash of approximately $12.2 million. Cash used by operations was primarily due to increases in inventories of $22.0 million and in accounts receivable of $10.8 million in support of higher sales levels partially offset by net income and increases in accounts payable of $10.0 million.

   In the nine months ended June 30, 2000, we used $47.0 million for investing activities compared to $6.5 million generated by investing activities in the nine months ended June 30, 1999. The cash used for investing activities was primarily the result of net purchases of available-for-sale securities of $43.1 million. In addition, we made additional investments of $2.7 million in WaferTech and $1.4 million in NexFlash and generated $3.3 million from the sale of additional shares of ICSI stock.

   In the nine months ended June 30, 2000, we made capital expenditures of approximately $3.0 million for engineering tools and computer software. In addition, we acquired $0.6 million of test equipment under a capital lease. We expect to spend approximately $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

   We generated $96.0 million from financing activities during the nine months ended June 30, 2000 compared to $1.9 million in the nine months ended June 30, 1999. The primary source of financing for the nine months ended June 30, 2000 was net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.6 million and proceeds from the issuance of common stock of $5.5 million from option exercises and sales under our employee stock purchase plan.

   In June 1998, we sold approximately 46% of ICSI to a group of private investors. In December 1998, we sold an additional 20% of our holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction, we owned approximately 43% of ICSI and now account for ICSI on the equity basis. In the quarter ended June 30, 2000, we sold an additional 8% of our holdings in ICSI to a group of private investors for $3.3 million resulting in a pre-tax gain of $0.8 million.

   In June 1996, we entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. We agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, we sold approximately 33% of our investment in WaferTech to TSMC for $10.0 million. We retain a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. Our pro-rata amount of $2.7 million was invested along with the other partners. Our investment in WaferTech as of June 30, 2000 was $23.5 million. We also agreed to certain minimum wafer purchase commitments with our foundry partners in exchange for wafer capacity commitments. In fiscal 1995, we entered into an agreement with TSMC pursuant to which we agreed to acquire specified wafer capacity through 2001. We also agreed to make certain annual payments, the remaining amount of which totals approximately $9.6 million through 2001, to TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $9.6 million obligation. As a result, the $9.6 million may be subject to forfeiture if we do not purchase the base capacity and additional capacity for which we have contracted. We also have minimum purchase obligations to TSMC related to WaferTech. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. We do not currently expect to forfeit any amounts or incur any losses associated with these capacity agreements. Although we have rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should we fail to re-schedule or assign unneeded capacity, our business and operating results could be adversely affected.

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

   We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation. On June 23, 2000 the International Trade Commission ("ITC"), under instructions from the U.S. Court of International Trade to reconsider its original injury determination, reversed its determination and ruled that SRAMs from Taiwan are not injurious to the US industry. If this June 23, 2000 determination is upheld in Federal Court then the antidumping order would be revoked and all antidumping duties would be refunded. This matter could be appealed to the U.S. Court of Appeals for the Federal Circuit, and the DOC will continue to administer the antidumping order until the appeal is finally resolved.

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

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

   We incurred losses of $7.7 million, $50.6 million and $9.5 million in fiscal 1997, 1998 and 1999, respectively. We were profitable for the first three quarters of fiscal 2000. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

   Sales to 3Com accounted for approximately 9%, 20% and 19% of total net sales for the nine months ended June 30, 2000 and for fiscal 1999 and fiscal 1998, respectively. Sales to Flextronics International accounted for 12% of total net sales for the nine months ended June 30, 2000. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter which could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

   In the nine months ended June 30, 2000, approximately 55% of our net sales was attributable to customers located in the United States, 22% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, the United States and our other markets. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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

   We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, certain aspects of the antidumping determination are being challenged in federal court proceedings by respondents to the investigation. On June 23, 2000 the International Trade Commission ("ITC"), under instructions from the U.S. Court of International Trade to reconsider its original injury determination, reversed its determination and ruled that SRAMs from Taiwan are not injurious to the US industry. If this June 23, 2000 determination is upheld in Federal Court then the antidumping order would be revoked and all antidumping duties would be refunded. This matter could be appealed to the U.S. Court of Appeals for the Federal Circuit, and the DOC will continue to administer the antidumping order until the appeal is finally resolved.

   Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. There can be no assurance that any reviews or proceedings will mitigate or eliminate antidumping duties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are filed as a part of this report.

             Exhibit 27 Financial Data Schedule.

        (b)  Reports on Form 8-K.

        The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

ITEM 7A.  FINANCIAL MARKET RISK

        Our principal financial market risk relates to the interest rates associated with our investment portfolio. All of our cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At June 30, 2000 and September 30, 1999, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. There were no gains or losses on the sale of securities for the three and nine months ended June 30, 2000 and 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Integrated Silicon Solution, Inc.
                                        ----------------------------------------
                                        (Registrant)


Dated:  August 3, 2000                  /s/ Gary L. Fischer
                                        ----------------------------------------
                                        Gary L. Fischer
                                        Executive Vice President,
                                        Office of the President, and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1               Financial Data Schedule