Form 10-K405
period 2000-09-30
INTEGRATED SILICON SOLUTION INC
filed 2000-12-19
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-23084

                        INTEGRATED SILICON SOLUTION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                           77-0199971
            --------                                           ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)

2231 Lawson Lane, Santa Clara, California                        95054
-----------------------------------------                       --------
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


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                        -------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on December 12, 2000, as reported by the Nasdaq National Market, was approximately $288.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Stock on December 12, 2000 was 25,833,848.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on February 6, 2001 are incorporated by reference in
Part III of this Form 10-K.

TABLE OF CONTENTS



PART I

Item 1.  Business....................................................................      1

Item 2.  Properties..................................................................      8

Item 3.  Legal Proceedings...........................................................      8

Item 4.  Submission of Matters to a Vote of Security Holders.........................      8


PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...      9

Item 6.  Selected Consolidated Financial Data........................................     10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................     10

Item 7a. Market Risk Disclosures....................................................      20

Item 8.  Financial Statements and Supplementary Data.................................     21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................     44


PART III


Item 10. Directors and Executive Officers of the Registrant.........................      44

Item 11. Executive Compensation.....................................................      44

Item 12. Security Ownership of Certain Beneficial Owners and Management.............      44

Item 13. Certain Relationships and Related Transactions.............................      44


PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............      44


SIGNATURES .........................................................................      47

When used in this Report, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the Internet access devices, networking, and telecommunications markets, in particular as they may affect demand for or pricing of our products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; the availability and cost of products from our suppliers; and the funding of the sales of investments, are subject to risks and uncertainties, including those set forth in Item 1 of Part I and in Item 7 of Part II hereof entitled "Certain Factors Which May Affect Our Business or Future Operating Results" and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part. References in this report on Form 10-K to "ISSI" and the "Company" refer to Integrated Silicon Solution, Inc. and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Integrated Silicon Solution, Inc. designs, develops and markets high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, and computer peripherals. Our high speed and low power SRAMs and our low to medium density DRAMs enable customers to design products that meet the demanding connectivity and portability requirements of the data communications and wireless communications markets. Our objective is to capitalize on major trends such as the expansion of the communications and Internet infrastructure, the proliferation of wireless devices, and other trends in electronics technologies.

     The ever-expanding performance requirements in electronic systems place increasing pressure on manufacturers to use sophisticated semiconductor memory architecture within their systems. Manufacturers of leading-edge internet access devices, ISP servers and networking routers and switches require high speed memory architecture and devices within their systems to meet demands for faster speed and response times. Similarly, the advent of handheld wireless communications devices, such as cellular phones and personal digital assistants, has necessitated the development of high performance memories that reduce power consumption, increase battery life, and reduce size in order to maximize portability. Our goal is to be a focused supplier of high performance memories targeting the growing connectivity and communications markets.

     Our customers include industry leaders such as 3Com, Alcatel, Cisco, Ericsson, Hewlett Packard, IBM, Lexmark, Motorola, Nokia and Seagate. Due to their size and influence, these customers generally drive memory volumes in their market segment and help define the direction of future memory products. Our products offer our customers numerous benefits, including:

     -    high performance and functionality;

     -    high quality and reliability;

     - leading-edge designs that facilitate the development of new, advanced systems; and

     -    access to advanced process technology.

     We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation ("TSMC") in 1990 and with Chartered Semiconductor in 1994 and have also worked closely with United Microelectronics Corporation ("UMC") since 1995. Through this collaborative strategy, we have been in the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity.

     We believe our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology gives us a competitive advantage. Our strategy is to:

     -    target high growth markets and applications;

     -    further penetrate industry leading customers;

     -    build collaborative relationships with leading edge foundries; and

     -    continually develop high performance products.

BACKGROUND

     ISSI was incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. Our principal executive offices are located at 2231 Lawson Lane, Santa Clara, California 95054, and our telephone number is (408) 588-0800.

     We own approximately 39% of a privately-held company in Taiwan (Integrated Circuit Solution, Inc. "ICSI", formerly known as ISSI-Taiwan) which focuses on manufacturing coordination, quality assurance, product test, and regional sales in the Asian market. Prior to the quarter ended March 31, 1999, our ownership of ICSI exceeded 50% and our financial results were consolidated with those of ICSI. Effective with the quarter ending March 31, 1999, we accounted for ICSI on the equity basis and included in our financial statements our percentage share of ICSI's financial results. In October 1998, we transferred our Flash memory business to a newly formed company, NexFlash Technologies, Inc. ("NexFlash"), and presently own approximately 32% of that company. In fiscal 1999, we accounted for NexFlash on the equity basis and included in our financial statements our percentage share of NexFlash's financial results. We also have a wholly owned subsidiary in Hong Kong that primarily focuses on research and development and a subsidiary in China that focuses on marketing.



PRODUCTS

     We are a focused supplier of a family of both high speed and ultra low power SRAMs, complementary low and medium density DRAMs, and other complementary memory products. In fiscal year 2000, we derived approximately 75% of our revenue from SRAMs, 20% from DRAMs, and 5% from other products.

SRAMs

     Our high performance SRAM products generally focus on either very high speed or very low power. Our first high speed SRAMs were shipped in 1990. More recently, driven by increasing demand in the hand-held and mobile markets, such as cellular phones, we have developed a low power family of products, including a 1.8 volt low power SRAM for the next generation hand-held products. To date we have derived substantially all of our SRAM revenues from the sale of high speed SRAM products.

     We offer both asynchronous and synchronous high speed SRAMs Our high speed asynchronous SRAMs are used in applications such as LANs, telecommunication equipment, bridges, routers, modems, multimedia products, and industrial instrumentation. Current asynchronous SRAM densities include 64K (8K x 8), 256K (32K x 8), 512K (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x 16), 2 megabit (128K x 16), 3 megabit (128K x 24), and 4 megabit (256K x 16 and 512K x
8). Our high speed synchronous SRAMs are used in a variety of networking and telecommunications applications. Current synchronous densities include 1 Megabit (32K x 32), 2 Megabit (64K x 32/36), 4 Megabit (256K x 16/18 and 128K x 32/36),
and 8 Megabit (256K x 32/36 and 512K x 18). Additional SRAM products are under development and are expected to include performance-leading features in speed, configuration, power levels, density, and packaging.

DRAMs

     Our low and medium density DRAM products complement our high performance SRAM products. Applications for our DRAMs include telecommunications base stations, set top boxes, networking equipment, disk drives, tape drives, and printers. We currently offer 4, 8, and 16 megabit Fast Page Mode ("FPM"), Extended Data

Out ("EDO"), plus 4 and 16 megabit SDRAM devices. Additional DRAM products are under development. Our DRAM products are not targeted at the main memory DRAM market.

OTHER MEMORY PRODUCTS

     Our other memory products include high performance serial EEPROMs, certain microcontrollers, and voice recording chips. Applications for these products include pagers, networking systems, modems, telephone sets, security systems, smart cards, video games, and other consumer products.

DESIGN AND PROCESS TECHNOLOGY

     In the semiconductor industry, wafer fabrication facilities often use memories in the development of advanced process technology because memory products are particularly well suited for process research and development. Our process development partnerships with TSMC and Chartered Semiconductor enable us to design memories at leading edge geometries. Currently, we are designing new products utilizing 0.18 micron, 0.15 micron, and 0.13 micron geometries. Our technology development engineers work closely with our manufacturing partners in this effort. The result is that we continue to produce SRAM products at the leading edge of worldwide semiconductor capabilities and we believe that our partnership development strategy gives us a competitive strength.

     Our design efforts focus on product specification, memory cell and array structure, circuit design, simulation, and layout. We invest in advanced computer aided design ("CAD") systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. We utilize focused design teams for new product development and can efficiently migrate proprietary design features to new generation products.

MANUFACTURING

     We combine our process technology expertise, foundry partnership strategy, and equity investment arrangements to form a hybrid of the fab and fabless business models which we call Fab-Lite(TM). We do not own or operate our own wafer foundry but, because memory products are particularly well suited for the development of advanced process technology, we actively participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve the early introduction of advanced geometries for our high performance memory products, which results in increased performance and lower manufacturing costs. To date, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore.

     In 1996, ISSI entered into a business venture agreement with Altera Inc., Analog Devices Inc., and TSMC wherein TSMC, as the general partner, would construct a wafer fabrication facility in the state of Washington. The fabrication facility is an advanced process technology facility capable of 0.35, 0.30, 0.25 and 0.18 micron process technology. The joint venture, named WaferTech LLC, began production in 1998. As of September 30, 2000, our investment in the business venture was $23.5 million.

     In 2000, ISSI entered into a wafer fabrication facility investment agreement with Semiconductor Manufacturing International Corporation ("SMIC"), a foundry currently under construction in Shanghai, China. Under the terms of this agreement, ISSI has committed to invest $30 million. ISSI has received certain capacity commitments from SMIC. Further, ISSI has agreed to be a process technology development partner with SMIC. As of September 30, 2000, ISSI had invested $4.6 million in this foundry, and $14.3 million and $11.1 million are expected to be invested in fiscal years 2001 and 2002, respectively.

     The manufacturing of our products is coordinated jointly between our Santa Clara headquarters and ICSI, which is located in close proximity to TSMC and UMC in the Hsinchu Science-Based Industrial Park, a government-sponsored technology development zone in Taiwan. When the independent wafer foundry partners complete processed wafers, they move next to wafer testing. The wafers are then sawed or cut into individual memory chips and the chips are inserted into final packages and tested. Our U.S. headquarters develops and debugs test programs and tests procedures used for screening product. Both the Taiwan and U.S. facilities have clean rooms that are equipped for the wafer probe segment of the testing process. Third party subcontractors in Taiwan and Singapore perform packaging and assembly operations. A comprehensive quality control program is in place. We have adopted ISO 9000 as our quality management standard. Our U.S. facility has received certification under ISO 9001 standards. ICSI has received certification under ISO 9002 standards.

     Each of our wafer suppliers also fabricates for other integrated circuit companies, including certain of our competitors. In addition, UMC subsidiaries manufacture integrated circuits, including SRAMs, for their own account. Although we have written commitments specifying wafer capacities from our suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or reduce or eliminate deliveries to us, there can be no assurance that we could enforce fulfillment of the delivery commitments. We believe our technology development partnerships mitigate such risk.

     There can be no assurance that the foundries we use will not encounter construction or production difficulties or that they will allocate sufficient wafer capacity to satisfy our wafer requirements, especially in times of wafer capacity shortages. Moreover, there can be no assurance that we would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would be able to produce an adequate supply of wafers. If we were unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business and operating results would be materially and adversely affected.

     Although our policy is to work closely with our manufacturing sources, there are certain risks associated with the use of independent foundries, including the absence of a controlled source of supply, or delays in obtaining adequate wafer supplies. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Production yields and device reliability can be affected by a large number of factors. As is typical in the semiconductor industry, our outside foundries have from time to time experienced lower than anticipated manufacturing yields and device reliability problems, particularly in connection with the introduction of new products and changes in such foundry's processing steps. There can be no assurance that our foundries will not experience lower than expected manufacturing yields or device reliability problems in the future, which could materially and adversely affect our business and operating results.

     We have certain minimum wafer purchasing commitments to our foundry partners in exchange for wafer capacity commitments. Although we have rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should we fail to re-schedule or assign unneeded capacity, our business and operating results could be adversely affected.

CUSTOMERS AND MARKETING

     We have focused our marketing efforts on three major market segments that include Internet access devices, networking, and telecom/mobile communications. We market our products through a direct sales force, independent sales representatives, and distributors. We have four distributors in North America and distributors in most of the countries of Western Europe. We continue to expand our marketing and sales activity in Europe. We have sales offices in the United States, Europe, Hong Kong, and the People's Republic of China and, through ICSI, in Taiwan and Japan. Our customers include a broad range of electronic system manufacturers such as Alcatel, Cisco Systems, 3Com, Hewlett-Packard, IBM, Motorola, and Seagate. In fiscal 2000 no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of our net sales, respectively.

     Our sales and marketing efforts focusing on North America, Europe, and South America are directed from our Santa Clara headquarters. ICSI has a direct sales and marketing organization based in Taipei, Taiwan, which focuses on the Asian market. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe, and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales were attributable to customers located in the United States, 20% were attributable to customers located in Europe, and 28% were attributable to customers located in Asia. These percentages exclude net sales by ICSI occurring after December 31, 1998, the last date on which we consolidated ICSI results. In fiscal 1998, approximately 43% of our net sales were attributable to customers located in the United States, 18% were attributable to customers located in Europe, and 39% were attributable to customers located in Asia. The percentages for fiscal 1998 include net sales by ICSI. In fiscal 2000, international sales comprised approximately 46% of our net sales. In fiscal 1999, international sales (including our export sales and sales by ICSI for the quarter ending December 31, 1998) comprised approximately 48% of our net sales. In fiscal 1998, international sales (our export sales and sales by ICSI) comprised approximately 57% and 55% of our net sales, respectively. See Note 13 of Notes to Consolidated Financial Statements.

     We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. We anticipate that sales to international customers will continue to represent a significant percentage of net sales. Substantially all of our foundries and assembly and test operations are located in Asia. Although we transact business predominately in U.S. dollars, we do have some transactions in New Taiwan ("NT") dollars and in Hong Kong ("HK") dollars. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, and from time to time have taken action to hedge against such exposure, but have not to date adopted any formal hedging strategy. There can be no assurance that exchange rate fluctuations will not materially and adversely affect our business and operating results in the future.

     Our sales are generally made pursuant to standard purchase orders, which can be revised to reflect changes in the customer's requirements. Generally, purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

COMPETITION

     The semiconductor memory market is intensely competitive and has been characterized by cyclical market conditions, an oversupply of product, price erosion, rapid technological change, short product life cycles, and foreign and domestic competition. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including over or under wafer manufacturing capacity and the resultant imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate our products into their systems, the success of the OEM's products, access to advanced process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the performance of our competitors and general economic conditions. We may not be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could materially and adversely affect our business and operating results.

     The SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the SRAM market, we compete with several major domestic and international semiconductor companies including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology ("IDT"), Mitsubishi, Motorola, Samsung, and Winbond. We also compete with new and emerging companies such as Giga Semiconductor. We also may face significant competition from other domestic and foreign integrated circuit manufacturers, which have advanced technological capabilities but have not previously participated in the SRAM market sector. We may not be able to compete successfully against any of these competitors.

     In the low to medium density DRAM area, we compete with Alliance, Mosel-Vitelic, Vanguard and Oki. Other main memory DRAM companies could address this market in the future. There can be no assurance that we will be able to compete successfully against any of these competitors. In the EEPROM market, our primary competitors include Atmel and SGS-Thomson Microelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

     Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors.

     The process technology used by our manufacturing sources, including process technology that we have developed with our foundries, can be used by such manufacturers to produce products for other companies, including our competitors. Although we believe that our participation in the development of the processes provides us the advantage of early access to such processes, the knowledge of the manufacturer may be used to benefit our competitors.

PRODUCT WARRANTY

     Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

RESEARCH AND DEVELOPMENT

     Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of advanced process technologies and new memory circuit designs. We currently design most of our high performance memory products and jointly develop advanced process technology with our manufacturing partners from our headquarters in Santa Clara, California.

     New SRAM products in design include 1.8 volt ultra low power 4 meg and 8 meg SRAMs, in addition to high speed 8 meg and 16 meg synchronous devices. These new synchronous SRAMs include the new industry-standard Sigma RAMs. We have several 64 meg DRAM devices under design. We are developing our new SRAM and DRAM products on industry leading 0.13, 0.15, and 0.18 micron process technologies. In nonvolatile memory, our future products are expected to include 128K, 256K, and 512K density serial EEPROM devices. Our research and development expenditures in fiscal 2000, 1999, and 1998 were $18.3 million, $18.8 million, and $31.9 million, respectively.

PATENTS

     As of September 30, 2000, we held 62 U.S. patents. These patents expire between 2010 and 2020. We have approximately 7 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

EMPLOYEES

     As of September 30, 2000, we had approximately 164 employees in the U.S., approximately 22 in Taiwan, approximately 20 in the People's Republic of China, and approximately 16 in Hong Kong. ICSI and NexFlash employed approximately 381 and 44 people, respectively, as of September 30, 2000. Total employment, including affiliates, is therefore approximately 647 people. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS

Our executive officers and their ages as of September 30, 2000 are as follows:


Name                       Age    Position
----                       ---    --------
Jimmy S.M. Lee             45     Chairman, Chief Executive Officer, and Director
Thomas Endicott            60     President, Chief Operating Officer, and Director
Gary L. Fischer            49     Executive Vice President and Chief Financial Officer
Thomas Doczy               46     Senior Vice President, Sales and Marketing
Paul Song                  45     Senior Vice President, Engineering


BACKGROUND OF EXECUTIVE OFFICERS

     Jimmy S.M. Lee has served as ISSI's Chief Executive Officer and a director since he co-founded the Company in October 1988. He also served as ISSI's president until May 2000. He has also served as a director of ICSI since September 1990, and as a director of NexFlash since October 1998. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, Inc., a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Prior thereto, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee holds a M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

     Thomas C. Endicott, 60, has served as ISSI's President and Chief Operating Officer since May 2000. From 1997 until April 2000, Mr. Endicott was Vice President of Sales and Marketing at Chartered Semiconductor Manufacturing. He was Vice President at S-Mos Systems, Inc. from 1989 to 1997. Previously he held managerial positions at Signetics/Philips and Texas Instruments. Mr. Endicott holds a Ph.D. in chemistry from Georgia Tech University and a B.S. in chemistry from Duke University.

     Gary L. Fischer has served as ISSI's Executive Vice President since April 1995 and as Vice President and Chief Financial Officer since June 1993. From December 1992 to April 1993, Mr. Fischer was Vice President, Finance and Chief Financial Officer of Shaman Pharmaceuticals, Inc., a pharmaceutical company. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

     Thomas Doczy has served as Senior Vice President, Sales and Marketing since April 2000. He served as Vice President, Sales and Marketing from April 1999 to April 2000. He also served as Vice President and General Manager, Memory Product Division from October 1996 to April 1999 and as Senior Director, Memory Marketing from October 1995 to October 1996. He served as Director of Sales from March 1994 to October 1995. Mr. Doczy was International Marketing Manager and Strategic Accounts Manager at Cypress Semiconductor prior to joining ISSI in March 1994. Previously, he was Director of Worldwide Sales for Austek Microsystems and held field sales management positions in Boston and Minneapolis with AMD. Mr. Doczy holds a B.S. degree in electrical engineering from the Illinois Institute of Technology.

     Paul Song has served as Senior Vice President, Engineering since April 2000. He served as Vice President, Engineering from April 1999 to April 2000. He also served as Vice President, Design Engineering from July 1996 to April 1999. He joined ISSI in July 1990 as Director, Nonvolatile Memory Design Engineering. Previously he held design engineering positions at ICT, Exel Microelectronics, Inc. and AMD. Dr. Song holds a Ph.D. degree in electrical engineering from Stanford University, a M.S. degree in electrical engineering from the University of California, Santa Barbara, and a B.S. degree in electrical engineering from National Taiwan University.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of ISSI.

ITEM 2. PROPERTIES

     Our U.S. headquarters occupy a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which our executive offices, marketing, technology, product development groups and some research and development ("R&D") testing facilities are located. The lease on this building expires in February 2007. We sublease to NexFlash approximately 9,000 square feet on a month to month lease. Additionally, we sublease approximately 24,000 square feet to a third party. The sublease expires in March 2003.


ITEM 3. LEGAL PROCEEDINGS

     In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%.

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in the year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

     We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of respondents. This decision by the Court of International Trade has been appealed by Micron to the Federal Circuit Court of Appeals. If such appeal is not successful, the antidumping case will be terminated, the order will be revoked, and we will be entitled to a full refund of cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol ISSI since our initial public offering in February 1995. Prior to such date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


         Fiscal Year ending September 30, 2000              High              Low
                                                       ---------------  --------------
Fourth quarter                                             $37.88           $14.13
Third quarter                                               41.81            15.50
Second quarter                                              32.06            12.81
First quarter                                               17.69             5.47


         Fiscal Year ending September 30, 1999              High              Low
                                                       -----------------  -------------
Fourth quarter                                             $12.00            $4.72
Third quarter                                                6.09             2.25
Second quarter                                               4.38             2.28
First quarter                                                4.81             2.50


HOLDERS OF RECORD

     As of December 12, 2000, there were approximately 15,300 beneficial holders of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 5, 1999, we issued 51,142 shares of our common stock pursuant to the exercise of warrants to purchase 115,997 shares of our common stock issued in connection with the spin-off of NexFlash. On March 2, 2000, we issued 226,879 shares of our common stock pursuant to the exercise of warrants to purchase 263,333 shares of our common stock issued in connection with the spin-off of NexFlash. On May 4, 2000, we issued 58,580 shares of our common stock pursuant to the exercise of warrants to purchase 66,666 shares of our common stock issued in connection with the spin-off of NexFlash. On May 8, 2000, we issued 120,428 shares of our common stock pursuant to the exercise of warrants to purchase 136,664 shares of our common stock issued in connection with the spin-off of NexFlash. All warrants were issued at fair market value on the date of grant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                           Fiscal Year Ended September 30,
                                         2000 (2)       1999 (2)         1998            1997             1996
                                        ---------      ---------       ---------       ---------       ---------
                                                         (in thousands, except per share data)
Net sales                               $ 141,923      $  83,309       $ 131,132       $ 108,261       $ 132,039
Gross margin                               44,164         16,493           4,338          32,156          31,855
Operating income (loss)                    10,250        (14,184)        (53,053)        (10,776)         (4,683)
Net income (loss)                          25,026         (9,511)        (50,607)         (7,686)          1,015
Basic income (loss) per share(1)             1.07          (0.48)          (2.67)          (0.43)           0.06
Diluted income (loss) per share(1)           0.96          (0.48)          (2.67)          (0.43)           0.06

Working capital                           145,938         42,064          32,549          75,544         107,929
Total assets                              260,724        121,831         202,168         195,596         178,039
Total long-term obligations and
   current portion of portion of
   long-term obligations                      454              -          15,466          20,101          14,534
Stockholders' equity                      211,235         88,778          90,920         134,567         142,435
Dividends paid                                  -              -               -               -               -


----------------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

(2) See Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of the fiscal 1999 and 2000 year-end results.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Our financial results for fiscal 2000 reflect accounting for ICSI and NexFlash on the equity basis and include our percentage share of the results of ICSI's and NexFlash's respective operations. At September 30, 2000 we owned approximately 39% of ICSI. Prior to the quarter ended March 31, 1999, our ownership of ICSI exceeded 50% and our financial results were consolidated with those of ICSI. Effective with the quarter ending March 31, 1999, we accounted for ICSI on the equity basis and included in our financial statements our percentage share of ICSI's financial results. In October 1998, we transferred our Flash memory business to NexFlash, and presently own approximately 32% of that company. In fiscal 1999, we accounted for NexFlash on the equity basis and included in our financial statements our percentage share of NexFlash's financial results.


FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 70% to $141.9 million in fiscal 2000 from $83.3 million in fiscal 1999. Net sales increased by $68.6 million to $141.9 million in fiscal 2000 from $73.3 million in fiscal 1999, excluding the $9.7 million in sales from ICSI and the $0.3 million in sales from NexFlash in the December 31, 1998 quarter. The increase in sales was principally due to an increase in unit shipments of our 1024K, 256K, and 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4 and 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products generally increased in fiscal 2000 compared to fiscal 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products. See "Certain Factors Which May Affect Our Business or Future Operating Results: Our sales depend on SRAM products, and a decline in average selling prices or reduced demand for these products could harm our business" and "We may not be able to compensate for price decreases in our products."

     In fiscal 2000 no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999, one customer, 3Com, accounted for approximately 20% of net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales include licensing revenue of approximately $1.0 million and $1.9 million in fiscal 2000 and fiscal 1999, respectively. Net sales include sales of approximately $0.9 million and $1.4 million to ICSI in fiscal 2000 and fiscal 1999, respectively. Additionally, net sales include sales of approximately $0.2 million and $1.5 million in sales to NexFlash in fiscal 2000 and fiscal 1999, respectively.

     Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased 168% to $44.2 million in fiscal 2000 from $16.5 million in fiscal 1999. As a percentage of net sales, gross profit increased to 31.1% in fiscal 2000 from 19.8% in fiscal 1999. The increase in gross profit was principally due to an increase in unit shipments of our 1024K, 256K, and 128K x 24 SRAM products, as well as increased unit shipments of DRAM products, specifically our 4 and 16 megabit DRAM products. In addition, increases in the average selling prices of our SRAM and DRAM products in fiscal 2000 compared to fiscal 1999 more than offset any increases in product costs resulting in higher gross margins. Our gross profit also benefited from $1.0 million and $1.9 million of licensing revenue for fiscal 2000 and fiscal 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

     Research and Development. Research and development expenses decreased by 3% to $18.3 million in fiscal 2000 from $18.8 million in fiscal 1999. As a percentage of net sales, research and development expenses decreased to 12.9% in fiscal 2000 from 22.5% in fiscal 1999. The decrease in absolute dollars was primarily the result of a $1.0 million reduction attributable to the deconsolidation of ICSI and $0.3 million attributable of the spin-off of NexFlash, offset by an increase in payroll related expenses and increased expenses related to the development of new products. Fiscal 1999 included a charge of $0.9 million in the June 1999 quarter for the write-off of certain acquired licensed products and technologies which have been replaced by our internally developed products. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales. During fiscal 2000, our developments efforts were focused on ultra low power 4 meg and 8 meg SRAMs, high speed 8 meg and 16 meg synchronous SRAM devices and 64 meg DRAM devices.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 31% to $15.6 million in fiscal 2000 from $11.9 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 11.0% in fiscal 2000 from 14.3% in fiscal 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in fiscal 2000 compared to fiscal 1999 as well as payroll related expenses, offset by a $1.2 million reduction attributable to the deconsolidation of ICSI and $0.1 million attributable to the spin-off of NexFlash. We expect our selling, general and administrative expenses may increase in future quarters, although such expenses may fluctuate as a percentage of net sales.

     Interest and other income (expense), net. Interest and other income, net increased by $2.6 million to $3.8 million in fiscal 2000 from $1.2 million in fiscal 1999. The increase results primarily from an increase of $3.1 million in interest income as a result of higher cash balances from our follow-on public stock offering in February 2000, offset by a decrease of $1.3 million in other income attributable to the deconsolidation of ICSI.

     Gain on sale of investment. The gain on sale of investment decreased to $0.8 million in fiscal 2000 from $2.6 million in fiscal 1999. Fiscal 2000 includes a pre-tax gain of approximately $0.8 million in the June 2000 quarter related to the sale of an additional 8% of our holdings in ICSI. Fiscal 1999 includes a gain of approximately $1.8 million in the June 1999 quarter related to the sale of our investment in UICC to UMC, a pre-tax gain of $1.2 million resulting from the sale of 20% of our holdings in ICSI in the December 1998 quarter, offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of our investment in WaferTech LLC.

     Provision (benefit) for Income Taxes. The provision for income taxes for fiscal 2000 is comprised of taxes on foreign earnings, foreign withholding taxes and alternative minimum taxes. The provision for income taxes for fiscal 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes.

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

     Equity in net income of affiliated companies. Equity in net income of affiliated companies increased by $9.9 million to $10.8 million in fiscal 2000 from $0.9 million in fiscal 1999. This primarily reflects an increase in income from our percentage share of ICSI's financial results in fiscal 2000 from fiscal 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales decreased by 36% to $83.3 million in fiscal 1999 from $131.1 million in fiscal 1998. Approximately $32.9 million of the decrease is attributable to the deconsolidation of ICSI. Excluding the effect of the deconsolidation of ICSI, the decrease in sales was principally due to a decrease in the average selling prices of our SRAM products, as well as a significant decline in unit shipments of our 256K and 256K module SRAM products. In addition, revenue from shipments of newer 8 megabit and 16 megabit DRAM products more than offset the decline in revenue from 4 megabit DRAM products. Net sales include approximately $1.9 million of licensing revenue in fiscal 1999. Moreover, net sales included approximately $1.4 million in sales to ICSI and approximately $1.5 million in sales to NexFlash in fiscal 1999. Effective January 1, 1999, our financial results no longer consolidate the sales of ICSI. Sales to one customer, 3Com, accounted for approximately 20% and 19% of total net sales for fiscal 1999 and fiscal 1998, respectively.

     Gross Profit. Gross profit increased 280% to $16.5 million in fiscal 1999 from $4.3 million in fiscal 1998. As a percentage of net sales, gross profit increased to 19.8% in fiscal 1999 from 3.3% in fiscal 1998. The Company's gross profit for fiscal 1999 benefited from $1.9 million in licensing revenue. In fiscal 1998, the Company recorded inventory write-downs of $23.0 million predominately for lower of cost or market issues on certain of our products, primarily SRAMs. Excluding the inventory write-downs of $23.0 million for fiscal 1998, the decrease in gross profit dollars was principally due to a decrease in the average selling prices of our SRAM products, as well as a significant decline in unit shipments of our 256K and 256K module SRAM products. Additionally, shipments and average selling prices of our 4 megabit DRAM product declined significantly in fiscal 1999 compared to fiscal 1998. Although product unit costs were generally lower in fiscal 1999 compared to fiscal 1998, such reductions did not offset the declines in average selling prices resulting in lower gross margins.

     Research and Development. Research and development expenses decreased by 41% to $18.8 million in fiscal 1999 from $31.9 million in fiscal 1998. As a percentage of net sales, research and development expenses decreased to 22.5% in fiscal 1999 from 24.3% in fiscal 1998. The decreases in absolute dollars were primarily the result of the transfer of our Flash development efforts to NexFlash, as well as reduced payroll related expenses associated with headcount reductions, and limitations on discretionary spending during fiscal 1999. In addition, a $5.1 million reduction in research and development expenses is attributable to the deconsolidation of ICSI. Fiscal 1999 includes a charge of $0.9 million in the June 1999 quarter for the write-off of certain licensed products and technologies which have been replaced by the our internally developed products. During fiscal 1999, we concentrated our development efforts on SRAM and DRAM. SRAM projects focused on the development of a family of ultra-low power products based on our six transistor memory cell. DRAM projects included the 16 megabit EDO DRAM.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 35% to $11.9 million in fiscal 1999 from $18.4 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased slightly to 14.3% in fiscal 1999, from 14.0% in fiscal 1998. The decrease in absolute dollars was primarily the result of a $3.1 million reduction attributable to the deconsolidation of ICSI.

Additional reductions were the result of decreased selling commissions associated with lower revenues, decreased payroll resulting from the spin-off of NexFlash and a reduction in discretionary spending in fiscal 1999.

     In-process Technology. In December 1997, we completed our acquisition of Nexcom Technology, Inc. in exchange for the issuance of 772,693 shares of Common Stock, $0.5 million in cash, and the assumption of $1.2 million of net liabilities (total consideration of approximately $8.5 million). In addition, we incurred approximately $400,000 in other costs related to this transaction. The transaction was accounted for as a purchase and resulted in an in-process technology charge of $7.1 million in our December 31, 1997 quarter.

     Gain on sale of investment. The gain on sale of investment decreased to $2.7 million in fiscal 1999 from $10.5 million in fiscal 1998. Fiscal 1999 includes a gain of approximately $1.8 million in the June 1999 quarter related to the sale of our investment in UICC to UMC, a pre-tax gain of $1.2 million resulting from the sale of 20% of our holdings in ICSI in the December 1998 quarter, offset by the loss of approximately $0.4 million in the March 1999 quarter related to the sale of approximately 33% of our investment in WaferTech LLC. In June 1998, we sold approximately 46% of ICSI to a group of private investors. We recorded a pre-tax gain of approximately $10.5 million in the June 1998 quarter related to this transaction.

     Interest and other income (expense), Net. Other income (expense), net increased by $4.7 million to $1.2 million in fiscal 1999 from $(3.5) million in fiscal 1998. This was primarily due to exchange gains in fiscal 1999 of $0.6 million compared to exchange losses in fiscal 1998 of $3.2 million as well as interest expense of $1.8 million in 1998 compared to $1.0 million in 1999.

     Provision (benefit) for Income Taxes. The income tax provision for fiscal 1999 is comprised primarily of foreign withholding taxes related to the sale of ICSI stock. The income tax provision for fiscal 1998 is comprised mainly of foreign withholding taxes related to the sale of ICSI stock and a reversal of previously recorded federal deferred tax assets which management has determined should be subject to a valuation allowance based on historical and future earnings trends.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $97.6 million. During fiscal 2000, operating activities used cash of approximately $13.6 million. Cash used by operations was primarily due to increases in inventories of $33.5 million and increases in accounts receivable of $12.9 million related to higher sales levels. These increases were partially offset by net income of $25.0 million adjusted for equity in net income of affiliated companies of $10.8 million, depreciation of $3.2 million, and other non-cash items of $(0.6) million and increases in accounts payable of $13.9 million.

     In fiscal 2000, we used $60.5 million for investing activities compared to $6.5 million generated by investing activities in fiscal 1999. The cash used for investing activities primarily resulted from net purchases of available-for-sale securities of $51.1 million. We used $3.5 million for the acquisition of equipment and other fixed assets. We made an initial investment of $4.6 million in SMIC, additional investments of $2.7 million in WaferTech and $1.4 million in NexFlash, and other investments of $0.6 million. We generated $3.3 million from the sale of additional shares of ICSI stock.

     In fiscal 2000, we made capital expenditures of approximately $3.5 million for engineering tools and computer software. In addition, we acquired $0.6 million of test equipment under a capital lease. We expect to spend approximately $10.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $96.9 million from financing activities during fiscal 2000 compared to $3.8 million in fiscal 1999. The primary source of financing for fiscal 2000 was net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.7 million and proceeds from the issuance of common stock of $6.3 million from option exercises and sales under our employee stock purchase plan.

     In June 1998, we sold approximately 46% of ICSI to a group of private investors. In December 1998, we sold an additional 20% of our holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction, net of withholding and transaction taxes, totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). After completion of this transaction, we owned approximately 43% of

ICSI and accounted for ICSI on the equity basis. In the quarter ended June 30, 2000, we sold an additional 8% of our holdings in ICSI to a group of private investors for $3.3 million resulting in a pre-tax gain of $0.8 million.

     In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC, a foundry currently under construction in Shanghai, China. Under the terms of this agreement, we have committed to invest $30.0 million. We have received certain capacity commitments from SMIC. As of September 30, 2000, we had invested $4.6 million in this foundry, and $14.3 million and $11.1 million are expected to be invested in fiscal years 2001 and 2002, respectively.

     In June 1996, we entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. We agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, we sold approximately 33% of our investment in WaferTech to TSMC for $10.0 million. We retain a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. Our pro-rata amount of $2.7 million was invested along with the other partners. Our investment in WaferTech as of September 30, 2000 was $23.5 million. In November 2000, we agreed to sell our interest in WaferTech to TSMC for approximately $40.0 million. The transaction is expected to close by December 31, 2000. We have minimum purchase obligations to TSMC related to WaferTech. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Our obligations related to WaferTech terminate upon the completion of the sale of our interest in WaferTech to TSMC. In fiscal 1995, we agreed to certain minimum wafer purchase commitments with TSMC in exchange for wafer capacity commitments through 2001. We also agreed to make certain annual payments to TSMC, the remaining amount of which totals approximately $4.8 million through 2001, for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $4.8 million obligation. As a result, the $4.8 million may be subject to forfeiture if we do not purchase the base capacity and additional capacity for which we have contracted. We do not currently expect to forfeit any amounts or incur any losses associated with these capacity agreements. Although we have rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should we fail to re-schedule or assign unneeded capacity, our business and operating results could be adversely affected.

     In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%.

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in the year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

     We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of respondents. This decision by the Court of International Trade has been appealed by Micron to the Federal Circuit Court of Appeals. If such appeal is not successful, the antidumping case will be terminated, the order will be revoked, and we will be entitled to a full refund of cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.

     We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing or debt financing. From time to time, we also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transactions could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.


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

     -    market acceptance of ours and our customers' products;

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

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. We were profitable for fiscal 2000. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

     We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $5.4 million for fiscal year 1998. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

IF WE ARE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF WAFERS, OUR BUSINESS WILL BE HARMED.

     If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business will be harmed. To date, our principal manufacturing relationship has been with TSMC, from which we have obtained a majority of our wafers. We also receive wafers from Chartered Semiconductor and UMC. Each of our wafer foundries also supplies wafers to other integrated circuit companies, including certain of our competitors. Although we have written commitments specifying wafer capacities from our suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to enforce fulfillment of the delivery commitments. Additionally, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

FOUNDRY CAPACITY IS LIMITED AND WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure additional foundry capacity, we have entered into and expect to enter into various arrangements with suppliers, which could include:

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

ANY DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     A majority of our products are incorporated into products such as internet access devices, networking equipment, and telecom/mobile communications devices. These markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A HIGH PERCENTAGE OF OUR SALES, AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD CAUSE A DECLINE IN OUR PROFITS.

     In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of net sales, respectively. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may also cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

STRONG COMPETITION IN THE SEMICONDUCTOR MEMORY MARKET MAY HARM OUR BUSINESS.

     The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

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

     In addition, we are vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products. We may not be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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

IF WE NEED TO MAKE PAYMENTS FOR UNUSED WAFER CAPACITY, OUR BUSINESS WILL BE HARMED.

     We have minimum wafer purchase commitments with some of our foundry partners in exchange for wafer capacity commitments. Should we fail to reschedule or assign unneeded capacity, we will be required to make payments for the unused capacity and our business would be harmed. We have agreed to make certain annual purchases totaling, in aggregate, approximately $4.8 million through 2001 from TSMC for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $4.8 million obligation. As a result, we could be forced to pay up to $4.8 million even if we do not purchase the base capacity and additional capacity for which we have contracted. We also have minimum purchase obligations to TSMC related to WaferTech LLC, a business venture in which we are an investor. We are obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. Our obligations related to WaferTech terminate upon the completion of the sale of our interest in WaferTech to TSMC. Although we have rights to reschedule or assign capacity to other parties, we may not be able to successfully do so.

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

     - aggregate valuations and movement of stocks in the broader semiconductor industry;

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

ITEM 7a. MARKET RISK DISCLOSURES

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments calculated at variable rates.

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at cost, which approximates market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


Report of Independent Auditors....................................................   22

Financial Statements:
     Consolidated Statements of Operations
         For Fiscal Years Ended September 30, 2000,
         September 30, 1999, and September 30, 1998...............................   23

     Consolidated Statements of Comprehensive Income
         For Fiscal Years Ended September 30, 2000,
         September 30, 1999, and September 30, 1998...............................   24

     Consolidated Balance Sheets
         As of September 30, 2000 and September 30, 1999..........................   25

     Consolidated Statements of Stockholders' Equity
         For Fiscal Years Ended September 30, 2000,
         September 30, 1999, and September 30, 1998...............................   26

     Consolidated Statements of Cash Flows
         For Fiscal Years Ended September 30, 2000,
         September 30, 1999, and September 30, 1998...............................   27


     Notes to Consolidated Financial Statements...................................   28

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

     We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        /s/ ERNST & YOUNG LLP





San Jose, California
October 24, 2000

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                          Years Ended September 30,
                                                  -----------------------------------------
                                                     2000            1999            1998
                                                  ---------       ---------       ---------
Net sales (See Note 18)                           $ 141,923       $  83,309       $ 131,132

Cost of sales (other than item below) (See
  Note 18)                                           97,759          66,816         103,794
Inventory write-down                                      -               -          23,000
                                                  ---------       ---------       ---------
Total cost of sales                                  97,759          66,816         126,794
                                                  ---------       ---------       ---------
Gross profit                                         44,164          16,493           4,338
                                                  ---------       ---------       ---------

Operating expenses
  Research and development                           18,287          18,778          31,911
  Selling, general and administrative                15,627          11,899          18,402
  Acquired in-process technology charge                   -               -           7,078
                                                  ---------       ---------       ---------
    Total operating expenses                         33,914          30,677          57,391
                                                  ---------       ---------       ---------

Operating income (loss)                              10,250         (14,184)        (53,053)
Interest and other income (expense), net              3,912           2,256          (1,697)
Interest expense                                       (133)         (1,039)         (1,795)
Gain on sales of investments, net                       847           2,658          10,494
                                                  ---------       ---------       ---------
Income (loss) before income taxes,  minority
  interest and equity in net income of
  affiliated companies                               14,876         (10,309)        (46,051)
  Provision for income taxes                            680             608           4,668
                                                  ---------       ---------       ---------

Income (loss) before minority interest               14,196         (10,917)        (50,719)
  and equity in net income of
  affiliated companies

Minority interest in net loss of
  consolidated subsidiary                                 -            (472)           (112)
Equity in net income of
  affiliated companies                               10,830             934               -
                                                  ---------       ---------       ---------

Net income (loss)                                 $  25,026       $  (9,511)      $ (50,607)
                                                  =========       =========       =========

Basic net income (loss) per share                 $    1.07       $   (0.48)      $   (2.67)
                                                  =========       =========       =========
Shares used in basic per share calculation           23,357          19,633          18,940
                                                  =========       =========       =========

Diluted net income (loss) per share               $    0.96       $   (0.48)      $   (2.67)
                                                  =========       =========       =========
Shares used in diluted per share calculation         26,056          19,633          18,940
                                                  =========       =========       =========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)


                                                           Years Ended September 30,
                                                     -------------------------------------
                                                       2000          1999           1998
                                                     --------      --------       --------
Net income (loss)                                    $ 25,026      $ (9,511)      $(50,607)
Other comprehensive income (loss), net of tax:
    Change in cumulative translation adjustment           419         2,599         (2,539)
                                                     --------      --------       --------

Comprehensive income (loss)                          $ 25,445      $ (6,912)      $(53,146)
                                                     ========      ========       ========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                                      September 30,
                                                                                -------------------------
                                                                                  2000            1999
                                                                                ---------       ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $  38,778       $  15,975
  Short-term investments                                                           58,800           7,650
  Accounts receivable, net of allowance for doubtful
     accounts of $1,499 in 2000 and $1,496 in 1999                                 26,525          11,970
  Accounts receivable from related parties (See Note 18)                            1,526           3,206
  Inventories                                                                      63,217          29,681
  Other current assets                                                              1,271           1,639
                                                                                ---------       ---------
Total current assets                                                              190,117          70,121
Property, equipment, and leasehold improvements, net                                5,429           4,563
Other assets                                                                       65,178          47,147
                                                                                ---------       ---------
Total assets                                                                    $ 260,724       $ 121,831
                                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  20,411       $  10,370
  Accounts payable to related parties (See Note 18)                                13,043           9,231
  Accrued compensation and benefits                                                 2,424           1,933
  Accrued expenses                                                                  7,513           6,068
  Income tax payable                                                                  648             455
  Current portion of long-term obligations                                            140               -
                                                                                ---------       ---------
Total current liabilities                                                          44,179          28,057
Income tax payable -- noncurrent                                                    4,996           4,996
Long-term obligations                                                                 314               -
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.0001 par value: Authorized shares --
    5,000 in 2000 and 1999. No shares outstanding                                       -               -
  Common stock, $0.0001 par value: Authorized shares --
    70,000 in 2000 and 1999.  Issued and outstanding shares --
    25,788 in 2000 and 20,294 in 1999                                                   3               2
  Additional paid-in capital                                                      217,845         120,852
  Accumulated deficit                                                              (2,826)        (27,852)
  Accumulated comprehensive income (loss)                                          (3,769)         (4,188)
  Unearned compensation                                                               (18)            (36)
                                                                                ---------       ---------
Total stockholders' equity                                                        211,235          88,778
                                                                                ---------       ---------
Total liabilities and stockholders' equity                                      $ 260,724       $ 121,831
                                                                                =========       =========


         See the accompanying notes to consolidated financial statements

                        INTEGRATED SILICON SOLUTION, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                Retained    Accumulated
                                                Common Stock       Additional   Earnings   Comprehensive                 Total
                                           ---------------------    Paid-In   (Accumulated    Income      Unearned    Stockholders'
                                             Shares     Amount      Capital      Deficit)     (loss)    Compensation     Equity
                                           ---------   ---------   ---------  ------------ ------------ ------------  ------------
Balance at September 30, 1997                 17,938   $       2   $ 106,769    $  32,266    $  (4,248)   $    (222)   $ 134,567
  Stock options exercised                        461           -       1,674            -            -            -        1,674
  Shares issued under stock purchase
      plan                                       245           -       1,379            -            -            -        1,379
  Amortization of unearned compensation            -           -           -            -            -           69           69
  Shares issued for purchase of
      Nexcom Technology, Inc.                    773           -       6,377            -            -            -        6,377
  Translation adjustment                           -           -           -            -       (2,539)           -       (2,539)
  Net loss                                         -           -           -      (50,607)           -            -      (50,607)
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 1998                 19,417           2     116,199      (18,341)      (6,787)        (153)      90,920
  Stock options exercised                        556           -       2,064            -            -            -        2,064
  Shares issued under stock purchase
      plan                                       235           -         699            -            -            -          699
  Amortization of unearned compensation            -           -           -            -            -            8            8
  Cancellation of stock options                    -           -        (109)           -            -          109            -
  Warrants issued in connection with
      NexFlash Technologies spin-off               -           -       1,999            -            -            -        1,999
  Shares issued for exercise of
      warrant                                     86           -           -            -            -            -            -
  Translation adjustment                           -           -           -            -        2,599            -        2,599
  Net loss                                         -           -           -       (9,511)           -            -       (9,511)
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 1999                 20,294           2     120,852      (27,852)      (4,188)         (36)      88,778
  Stock options exercised                      1,006           -       5,461            -            -            -        5,461
  Shares issued under stock purchase
      plan                                       235           -         859            -            -            -          859
  Amortization of unearned
      compensation                                 -           -           -            -            -           18           18
  Shares issued in connection with
      follow-on public stock offering          3,795           1      90,673            -            -            -       90,674
  Shares issued for exercise of
      warrants                                   458           -           -            -            -            -            -
  Translation adjustment                           -           -           -            -          419            -          419
  Net income                                       -           -           -       25,026            -            -       25,026
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 2000                 25,788   $       3   $ 217,845    $  (2,826)   $  (3,769)   $     (18)   $ 211,235
                                           =========   =========   =========    =========    =========    =========    =========


         See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                          Years Ended September 30,
                                                                                    --------------------------------------
                                                                                      2000           1999           1998
                                                                                    --------       --------       --------
Cash flows from operating activities:
  Net income (loss)                                                                 $ 25,026       $ (9,511)      $(50,607)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                                    3,223          4,608          9,065
      Acquired in-process technology charge                                                -              -          7,078
      Net gain on sale of investments                                                   (847)        (2,658)       (10,494)
      Loss on impairment of asset                                                        200              -              -
      Net foreign currency transaction (gains) losses                                      -           (594)         3,188
      Equity in net income of affiliated companies                                   (10,830)          (934)             -
      Minority interest in net loss of consolidated subsidiary                             -           (472)          (112)
      Changes in operating assets and liabilities:
        Accounts receivable and accounts receivable from related
          parties (See Note 18)                                                      (12,875)        (1,719)          (386)
        Inventories                                                                  (33,545)       (21,912)       (13,515)
        Other assets                                                                      99         11,549          7,458
        Accounts payable and accounts payable to related parties (See Note 18)        13,853            149         16,350
        Accrued expenses                                                               2,129           (963)        (2,553)
                                                                                    --------       --------       --------
            Net cash used in operating activities                                    (13,567)       (22,457)       (34,528)
Cash flows from investing activities:
  Acquisition of property, equipment, and leasehold improvements                      (3,489)        (3,490)       (19,218)
  Purchases of available-for-sale securities                                         (67,350)       (26,450)       (42,750)
  Sales of available-for-sale securities                                              16,200         26,600         60,550
  Cash impact of deconsolidation of ICSI                                                   -        (12,818)             -
  Proceeds from partial sale of ICSI                                                   3,324          4,957         37,594
  Investment in WaferTech, LLC                                                        (2,667)             -        (12,480)
  Proceeds from partial sale of WaferTech, LLC                                             -         10,000              -
  Investment in United Integrated Circuits Corp.                                           -              -         (4,730)
  Proceeds from sale of United Integrated Circuits Corp.                                   -          9,217              -
  Investment in NexFlash Technologies, Inc.                                           (1,361)        (1,000)             -
  Investment in Semiconductor Manufacturing International Corp. ("SMIC")              (4,600)             -              -
  Other investments                                                                     (553)          (500)             -
  Investment in Nexcom Technology, Inc.                                                    -              -           (869)
                                                                                    --------       --------       --------
            Net cash provided by (used in) investing activities                      (60,496)         6,516         18,097
Cash flows from financing activities:
  Proceeds from issuance of stock                                                     97,012          2,771          3,122
  Borrowings under notes payable and long-term obligations                                 -         33,435         81,816
  Principal payments of notes payable and long-term obligations                         (146)       (32,393)       (65,884)
  Decrease  in restricted cash                                                             -              -          4,800
                                                                                    --------       --------       --------
            Net cash provided by financing activities                                 96,866          3,813         23,854
Effect of exchange rate changes on cash and cash equivalents                               -            327         (1,981)
                                                                                    --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                  22,803        (11,801)         5,442
Cash and cash equivalents at beginning of year                                        15,975         27,776         22,334
                                                                                    --------       --------       --------
Cash and cash equivalents at end of year                                            $ 38,778       $ 15,975       $ 27,776
                                                                                    ========       ========       ========


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

     The Company's financial results for fiscal 2000 reflect accounting for Integrated Circuit Solution, Inc., ("ICSI") and NexFlash Technologies, Inc. ("NexFlash") on the equity basis and include its percentage share of the results of ICSI's and NexFlash's respective operations. At September 30, 2000, the Company owned approximately 39% of ICSI. Prior to the quarter ended March 31, 1999, the Company's ownership of ICSI exceeded 50% and its financial results were consolidated with those of ICSI. Effective with the quarter ending March 31, 1999, the Company accounted for ICSI on the equity basis and included in its financial statements its percentage share of ICSI's financial results. In October 1998, the Company transferred its Flash memory business to NexFlash, and presently owns approximately 32% of that company. In fiscal 1999, the Company accounted for NexFlash on the equity basis and included in its financial statements its percentage share of NexFlash's financial results. The Company's financial results for fiscal year 1998 include the results of the operations of NexFlash and ICSI on a consolidated basis.

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

     At September 30, 2000 and 1999, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 2000 and 1999, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. Except for the gains (losses) recognized on the sales of securities of ICSI, WaferTech, and UICC (see
Note 17), there were no gains or losses on the sale of securities for the years ended September 30, 2000, 1999 and 1998.

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

REVENUE RECOGNITION

     The Company recognizes revenue to non-distributor customers upon passage of title. The Company provides for estimated sales returns on sales to these customers. Sales made to distributors, under terms allowing certain rights of return and price protection on unsold merchandise held by the distributor, are deferred until the merchandise is sold by the distributor.

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

CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In fiscal 2000 no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of net sales, respectively.

     The Company maintains cash, cash equivalents, and short-term investments with various financial institutions. The Company's investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in its investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date, the Company has not incurred losses related to these investments.

SEMICONDUCTOR INDUSTRY RISKS

     To date the Company has derived substantially all of its revenues from the sale of SRAM products. The Company has diversified into other product areas, such as low and medium density DRAMs serial EEPROMs, certain microcontrollers, and voice recording chips. However, a substantial majority of the Company's revenue is still derived from SRAM products and, if the market for SRAM products should decline, such decline would have a material adverse affect on the Company's financial performance.

     The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including

                   Notes to Consolidated Financial Statements

declines in average selling prices of our products, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share and diluted net income (loss) per share is computed using the weighted number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding, if applicable, during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will be required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. The Company believes that its revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement 133, ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 2000. The Company will be required to adopt the provisions of FAS 133 in the first quarter of fiscal 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or its financial position.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25: the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

                   Notes to Consolidated Financial Statements

NOTE 2. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments consisted of the following at September 30:


                                         2000         1999
                                        -------      -------
                                          (In thousands)
Cash                                    $10,624      $13,732
Money market instruments                 28,154          660
Certificates of deposit                       -        1,583
Auction preferred stock                       -        5,200
Municipal bonds                          58,800        2,450
                                        -------      -------
  Total                                 $97,578      $23,625
                                        =======      =======


NOTE 3.  INVENTORIES

     Inventories consisted of the following at September 30:


                                    2000         1999
                                   -------      -------
                                     (In thousands)
Purchased components               $17,566      $ 5,168
Work-in-process                     11,737        6,807
Finished goods                      33,914       17,706
                                   -------      -------
                                   $63,217      $29,681
                                   =======      =======


     In fiscal 1998, we recorded inventory write-downs of $23.0 million. The inventory write-downs were predominately for lower of cost or market issues on certain of our products, primarily SRAMs.

NOTE 4.  OTHER ASSETS

     Other assets consisted of the following at September 30:


                                                           2000         1999
                                                          -------      -------
                                                            (In thousands)
Investment in ICSI (see Notes 1 and 17)                   $31,525      $21,886
Investment in WaferTech, LLC.  (see Notes 14 and 17)       23,467       20,800
Investment in SMIC                                          4,600            -
Other                                                       5,586        4,461
                                                          -------      -------
                                                          $65,178      $47,147
                                                          =======      =======


NOTE 5. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Property, equipment, and leasehold improvements consisted of the following at September 30:


                                        2000         1999
                                       -------      -------
                                           (In thousands)
Machinery and equipment                $25,878      $21,996
Furniture and fixtures                     859          860
Building and improvements                1,063          886
                                       -------      -------
                                        27,800       23,742
Less accumulated depreciation and
  amortization                          22,371       19,179
                                       -------      -------
                                       $ 5,429      $ 4,563
                                       =======      =======

                   Notes to Consolidated Financial Statements

NOTE 6. ACCRUED EXPENSES

     Accrued liabilities consisted of the following at September 30:


                                                 2000        1999
                                               ------      ------
                                                (In thousands)
Accrued anti-dumping duties (see Note 14)      $1,574      $1,574
Other                                           5,939       4,494
                                               ------      ------
                                               $7,513      $6,068
                                               ======      ======


NOTE 7. LONG-TERM OBLIGATIONS

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At September 30, 2000, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at September 30, 2000 amounted to $125,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principal and interest payments were $453,621 and $75,260, respectively, at September 30, 2000. At September 30, 1999, the Company had no long-term obligations.


     At September 30, 2000, future minimum principal payments on long-term obligations were as follows (in thousands):


2001                                   $140
2002                                    156
2003                                    158
                                    -------
Total                                  $454
                                    =======


     Interest of $0, $0, and $913,000 was capitalized in 2000, 1999, and 1998, respectively.

NOTE 8.  CAPITAL STOCK

     The Company's Restated Certificate of Incorporation provides for 70,000,000 authorized shares of Common Stock and 5,000,000 authorized shares of preferred stock. The terms of the preferred stock may be fixed by the Board of Directors, who have the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

     In the three month period ended March 31, 2000, the Company completed a follow-on public offering of its Common Stock whereby the Company sold 3,795,000 shares (including 495,000 shares pursuant to the underwriters' over-allotment option) at a public offering price of $25.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were approximately $90.7 million.

     As of September 30, 2000, shares of common stock were reserved for future issuance as follows:


Common shares reserved under Employee Stock Purchase Plan             722,000
Common shares reserved under stock option plans                     4,538,000
Common shares reserved for exercise of warrants                       266,000

                   Notes to Consolidated Financial Statements

NOTE 9. STOCK PLANS

1989 STOCK OPTION PLAN

     During 1989, the Company adopted a stock option plan (the "Plan") that provides for the grant of incentive stock options to employees and nonstatutory stock options to our employees, consultants and nonemployee directors.

     Incentive stock options and nonstatutory options granted under the Plan have five or ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

     The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment. Options to purchase 795,000 shares, 920,000 shares, and 1,120,000 shares were exercisable as of September 30, 2000, 1999, and 1998, respectively.

     In the event of certain changes in control of ISSI, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

1996 STOCK OPTION PLAN

     On October 18, 1996, the Company adopted a stock option plan (the "1996 Plan") that provides for the grant of non-statutory stock options to our non-executive employees and consultants.

     Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy. Options to purchase 286,000 shares, 493,000 shares, and 430,000 shares were exercisable as of September 30, 2000, 1999, and 1998, respectively.

     In the event of certain changes in control of ISSI, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

1998 STOCK OPTION PLAN

     The Board of Directors and stockholders approved the 1998 Stock Option Plan (the "1998 Plan") in October 1998 and January 1999, respectively. The 1998 Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors of ISSI. Stock purchase rights may also be granted under the 1998 Plan.

     Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 67,000 shares were exercisable as of September 30, 2000. No options to purchase shares were exercisable as of September 30, 1999.

     In the event of certain changes in control of ISSI, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

                   Notes to Consolidated Financial Statements

1995 DIRECTOR STOCK OPTION PLAN

     The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the "Director Plan") in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 125,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options to purchase 32,000 shares, 38,000 shares, and 26,000 shares were exercisable at September 30, 2000, 1999, and 1998, respectively.

     The following table summarizes activity of the 1989, 1996, 1998 and Director Stock Option Plans:


                                                        Options Outstanding
                                             ---------------------------------------------
                                   Options      Number                          Weighted-
                                  Available       Of             Price           Average
                                  For Grant     Shares         Per Share     Exercise Price
                                  ---------  ---------------------------------------------
                                              (In thousands, except per share data)
                                   -----------------------------------------------------
Balance at September 30, 1997         220        3,548       $0.28-$26.00           8.07
    Authorized                      2,218            -            -                    -
    Granted                        (1,463)       1,463       $3.00-$11.00           8.08
    Exercised                           -         (461)      $0.28-$10.48           3.63
    Canceled                        1,254       (1,254)      $3.00-$26.00           8.39
                                   -----------------------------------------------------
Balance at September 30, 1998       2,229        3,296       $3.00-$14.50           8.57
    Authorized                        575            -            -                    -
    Granted                        (3,157)       3,157       $2.56-$6.50            3.06
    Exercised                           -         (556)      $2.81-$9.25            3.68
    Canceled                        2,811       (2,811)      $2.56-$13.00           7.92
                                   -----------------------------------------------------
Balance at September 30, 1999       2,458        3,086       $2.56-$14.50      $    4.42
    Authorized                          -            -            -                    -
    Granted                        (1,550)       1,550       $5.63-$30.13          16.21
    Exercised                           -       (1,006)      $2.56-$13.81           5.43
    Canceled                          184         (184)      $2.56-$30.13          11.14
                                   -----------------------------------------------------
Balance at September 30, 2000       1,092        3,446       $2.56-$24.88      $    9.07
                                   =====================================================


     For certain options granted in 1997, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $18,000, $8,000, and $69,000 was recognized for the years ending September 30, 2000, 1999, and 1998, respectively.

     Outstanding and exercisable options presented by price range at September 30, 2000 are as follows:


                                            Options Outstanding                               Options Exercisable
                          ------------------------------------------------------          -----------------------------
                           Number of            Wtd. Average                              Number of
   Range of                 Options            Remaining Life      Wtd. Average            Options        Wtd. Average
Exercise Prices           Outstanding             (Years)         Exercise Price          Exercisable    Exercise Price
---------------           -----------          --------------     --------------          -----------    --------------
$ 2.56- 3.00                 721,000                8.38              $ 2.68                275,000              $ 2.70
  3.16- 3.25                 852,000                8.17                3.16                626,000                3.16
  4.00- 6.38                 429,000                8.54                5.65                 69,000                4.64
  6.50-11.00                 275,000                7.20                8.29                176,000                8.50
 12.25-15.88                 279,000                9.18               13.96                 34,000               13.97
 17.94-18.56                 626,000                9.64               18.39                     --                  --
 23.13-24.88                 264,000                9.65               24.74                     --                  --
-------------              ---------              ------              ------              ---------              ------
$ 2.56-24.88               3,446,000                8.65              $ 9.07              1,180,000              $ 4.24
=============              =========              ======              ======              =========              ======

                   Notes to Consolidated Financial Statements

EMPLOYEE STOCK PURCHASE PLAN

     In March 1993, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of ISSI's common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. A total of 1,700,000 shares of common stock is reserved for issuance under the plan, of which 978,000 had been issued as of September 30, 2000.

REPRICE OF STOCK OPTIONS

     On December 2, 1998, the Board of Directors approved the repricing of certain options outstanding previously granted to the Company's employees. Approximately 1,949,000 shares with an aggregate exercise price of approximately $17.0 million were repriced to an exercise price of $3.1562 per share. In connection with the repricing, certain vesting and exercise rights were surrendered.

STOCK-BASED COMPENSATION

     As permitted under FAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted or modified after September 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                        STOCK OPTIONS                                 ESPP
                             -----------------------------------       -----------------------------------
                              2000          1999          1998          2000          1999          1998
                             -------       -------       -------       -------       -------       -------
Expected life (years)            5.0           5.0           5.0           0.5           0.5           0.5
Expected volatility             0.91          0.85          0.76          1.10          1.16          0.72
Risk-free interest rate         6.32%         5.12%         5.50%         5.91%         4.84%         5.33%

     The weighted-average fair value of options granted at market value during fiscal 2000, 1999, and 1998 was $9.57, $1.54, and $3.81 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2000, 1999, and 1998 was $4.81, $3.04, and $3.89 per share, respectively.

                   Notes to Consolidated Financial Statements

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

                                        2000            1999             1998
                                     ----------      ----------       ----------
Net income (loss)
     As reported                     $   25,026      $   (9,511)      $  (50,607)
     Pro forma                       $   17,981      $  (14,203)      $  (55,564)

Basic income (loss) per share
     As reported                     $     1.07      $    (0.48)      $    (2.67)
     Pro forma                       $     0.77      $    (0.72)      $    (2.93)

Diluted income (loss) per share
     As reported                     $     0.96      $    (0.48)      $    (2.67)
     Pro forma                       $     0.69      $    (0.72)      $    (2.93)

     Because FAS 123 is applicable only to awards granted subsequent to September 30, 1995, its pro forma effect was not fully reflected until fiscal 1999. Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and proforma net income (loss) per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

NOTE 10.  1998 ISSI-TAIWAN STOCK PLAN

     On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan (the "Taiwan Stock Plan") that provides for the grant of non-statutory stock options in the common stock of ICSI to the employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ICSI to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ICSI stock which may be optioned and sold is 12.0 million. This represents approximately 10% of the outstanding shares of ICSI.

     Under the terms of the Taiwan Stock Plan, the exercise price, which is deemed to be the fair value of ICSI at the date of grant, and the exercise period of the non-statutory stock option grants are determined by the Board of Directors on the date of grant. Generally, the stock options vest one-third annually on the anniversary of the date of grant. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy. During fiscal 2000, options to purchase 3,110,000 shares of ICSI stock were exercised. Options to purchase 6,910,000 shares of ICSI stock were outstanding at September 30, 2000, of which 315,000 were exercisable. Options to purchase 10,374,000 shares of ICSI stock were outstanding, at September 30, 1999, none of which were exercisable.

     If within twelve months of certain changes of control of ISSI an optionee's status as an employee or consultant of ISSI is terminated without cause, the Taiwan Stock Plan provides for full acceleration of the exercisability of all outstanding options.

                   Notes to Consolidated Financial Statements

NOTE 11.  INCOME TAXES

    The provision for income taxes consisted of the following for the years ended September 30:

                      2000         1999          1998
                     -------      -------       -------
                              (In thousands)
Current:
  Federal            $   300      $  (250)      $   114
  State                   --           --            36
  Foreign                380          858         2,377
                     -------      -------       -------
Total current        $   680      $   608       $ 2,527

Deferred:
  Federal                 --           --         2,289
  State                   --           --            --
  Foreign                 --           --          (148)
                     -------      -------       -------
Total deferred            --           --         2,141
                     -------      -------       -------
Total provision      $   680      $   608       $ 4,668
                     =======      =======       =======

     Pretax income (loss) from foreign operations was approximately $572,000, $(516,000), and $200,000 for 2000, 1999, and 1998, respectively.

     The Company's provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

                                                    2000           1999           1998
                                                  --------       --------       --------
                                                               As adjusted
                                                              (In thousands)
Income taxes computed at the U.S. federal
   statutory rate                                 $  5,206       $ (3,608)      $(16,118)
Valuation of deferred tax assets                        --             --         11,105
Net operating loss (utilized), not utilized         (4,802)         1,875         (2,898)
Lower effective income tax rate of Taiwan               --             --            (62)
Foreign withholding taxes                              290            858          2,373
Tax exempt interest income                              --             --            (93)
Gain on sale of ICSI stock                              --          1,733          7,890
Acquired in-process research and development            --             --          2,477
Other                                                  (14)          (250)            (6)
                                                  --------       --------       --------
     Total provision                              $    680       $    608       $  4,668
                                                  ========       ========       ========

     As of September 30, 2000 the Company had federal net operating loss carryforwards of approximately $16,100,000. The Company has federal research and development credit carryforwards, foreign tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $3,340,000, $3,823,000, and $773,000, respectively. The Company also has state research and manufacturers' investment tax credit carryforwards of approximately $700,000 each. The federal net operating loss, foreign tax credit and state manufacturer's credit carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized. The California research and development credit can be carried forward indefinitely.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                   Notes to Consolidated Financial Statements

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

                                                       2000           1999
                                                     --------       --------
                                                          (In thousands)
 Deferred tax assets:
    Depreciation                                     $  1,024       $    955
    Inventory and other valuation reserves              6,634          5,078
    Accrued expenses                                    2,681          2,280
    Federal and state credit carryforwards              8,879          8,552
    Federal net operating loss carryforwards            5,638          9,509
       Other, net                                       1,162          1,690
                                                     --------       --------
 Subtotal                                              26,018         28,064
    Valuation allowance                               (14,291)       (20,686)
                                                     --------       --------
 Total deferred tax assets                           $ 11,727       $  7,378

 Deferred tax liabilities:
    Investments tax/book basis differences            (11,727)        (7,378)
                                                     --------       --------
 Net deferred tax assets                             $      0       $      0
                                                     ========       ========

     Management has established a valuation allowance for a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 30, 2000. The valuation allowance for deferred tax assets decreased by $6,395,000 in 2000 and $8,981,000 in 1999. Approximately $6,200,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

NOTE 12.  PER SHARE DATA

        The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2000 are as follows:

                                                                       Years Ended September 30,
                                                                    2000         1999           1998
                                                                  --------      -------       --------
                                                                  In thousands, except per share data
Numerator for basic and diluted net income (loss) per share:
Net income (loss)                                                 $ 25,026      $(9,511)      $(50,607)
                                                                  ========      =======       ========
Denominator for basic net income (loss) per share:
     Weighted average common shares outstanding                     23,357       19,633         18,940
Dilutive stock options                                               2,323           --             --
Dilutive warrants                                                      376           --             --
                                                                  --------      -------       --------
Denominator for diluted net income (loss) per share                 26,056       19,633         18,940
                                                                  ========      =======       ========
Basic net income (loss) per share                                 $   1.07      $ (0.48)      $  (2.67)
                                                                  ========      =======       ========
Diluted net income (loss) per share                               $   0.96      $ (0.48)      $  (2.67)
                                                                  ========      =======       ========

     The above diluted calculation for the years ended September 30, 2000, 1999, and 1998, does not include approximately 101,000, 2,000,000, and 2,497,000, shares attributable to options as of September 30, 2000, 1999, and 1998, respectively, as their impact would be anti-dilutive. The above diluted calculation for the year ended September 30, 1999, does not include approximately 175,000 shares attributable to warrants as of September 30, 1999, as their impact would be anti-dilutive.

                   Notes to Consolidated Financial Statements

NOTE 13.  GEOGRAPHIC AND SEGMENT INFORMATION


     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:

                                                      Years Ended September 30,
                                                2000            1999            1998
                                              ---------       ---------       ---------
                                                             In thousands
Net Sales
   To customer from U.S. operations           $ 120,273       $  64,724       $  83,223
   To customer from Hong Kong operations         21,650           8,864              --
   To customer from Taiwan operations                --           9,721          47,909
   Intercompany from U.S.                        21,546           5,963           2,155
   Intercompany from Hong Kong                    1,346             269              --
   Intercompany from Taiwan                          --          25,211          69,495
                                              ---------       ---------       ---------
                                                164,815         114,752         202,782
                                              ---------       ---------       ---------
   Eliminations                                 (22,892)        (31,443)        (71,650)
                                              ---------       ---------       ---------
   Total net sales                            $ 141,923       $  83,309       $ 131,132
                                              =========       =========       =========

Operating income (loss)
   U.S. operations                            $  10,379       $ (12,450)      $ (56,374)
   Hong Kong operations                             539            (191)             --
   Taiwan operations                                 --          (1,349)          3,266
                                              ---------       ---------       ---------
                                                 10,918         (13,990)        (53,108)
                                              ---------       ---------       ---------
   Eliminations                                    (668)           (194)             55
                                              ---------       ---------       ---------
   Total operating income (loss)              $  10,250       $ (14,184)      $ (53,053)
                                              =========       =========       =========

Long-lived assets
   U.S. operations                            $   5,338       $   4,428       $   6,366
   Hong Kong operations                              91             135              --
   Taiwan operations                                 --              --          37,950
                                              ---------       ---------       ---------
                                                  5,429           4,563          44,316
                                              ---------       ---------       ---------
   Eliminations                                      --              --              --
                                              ---------       ---------       ---------
   Total long-lived assets                    $   5,429       $   4,563       $  44,316
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

     Net foreign currency transaction gains (losses) of approximately $(40,000), $594,000, and $(3,188,000), for the years ended September 30, 2000, 1999, and
1998, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

NOTE 14.  COMMITMENTS AND CONTINGENCIES

PATENTS AND LICENSES

     In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. For example, for a number of years the Company has been corresponding with a large international semiconductor company regarding potential infringement of certain of their patents by us and certain of our patents by them. Other

                   Notes to Consolidated Financial Statements

companies may pursue claims against the Company with respect to the alleged infringement of patents, maskwork rights, copyrights or other intellectual property owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause it to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company's business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding its alleged infringement of third party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company's resources which could materially and adversely affect the Company's business and operating results.

LITIGATION

     In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%.

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of the Company's Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in the year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

     The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of respondents. This decision by the Court of International Trade has been appealed by Micron to the Federal Circuit Court of Appeals. If such appeal is not successful, the antidumping case will be terminated, the order will be revoked, and the Company will be entitled to a full refund of cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.

LEASES

     The Company leases its facilities under operating lease agreements that expire at various dates through 2007. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company subleases to NexFlash approximately 9,000 square feet on a month to month lease. Additionally, the Company subleases approximately 24,000 square feet to a third party. The sublease expires in March 2003. Minimum rental commitments under these leases are as follows (in thousands):

        2001 (net of sublease income of $363)                    $1,066
        2002 (net of sublease income of $378)                     1,090
        2003 (net of sublease income of $152)                     1,278
        2004                                                      1,451
        2005                                                      1,507
        Thereafter                                                2,232
                                                                 ------
        Total minimum rental commitments                         $8,624
                                                                 ======

                   Notes to Consolidated Financial Statements

     Total rental expense for the years ended September 30, 2000, 1999, and 1998, was approximately $1,034,000 (net of sublease income of $634,000), $1,050,000 (net of sublease income of $630,000), and $1,078,000 (net of sublease income of $375,000), respectively.

COMMITMENTS TO WAFER FABRICATION FACILITIES

     In August 2000, the Company entered into a wafer fabrication facility investment agreement with SMIC, a foundry currently under construction in Shanghai, China. Under the terms of this agreement, the Company has committed to invest $30.0 million. The Company has received certain capacity commitments from SMIC. As of September 30, 2000, the Company had invested $4.6 million in this foundry, and $14.3 million and $11.1 million are expected to be invested in fiscal years 2001 and 2002, respectively.

     In June 1996, the Company entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The Company agreed to invest $31.2 million for a 4% equity interest in the venture and, as of September 30, 1998, all of this amount had been paid. In January 1999, the Company sold approximately 33% of its investment in WaferTech to TSMC for $10.0 million. The Company retains a 2.67% interest in WaferTech. In October 1999, the major investors in WaferTech made an additional pro-rata investment in WaferTech. The Company's pro-rata amount of $2.7 million was invested along with the other partners. The Company's investment in WaferTech as of September 30, 2000 was $23.5 million. In November 2000, the Company agreed to sell its interest in WaferTech to TSMC for approximately $40.0 million. The transaction is expected to close by December 31, 2000. The Company has minimum purchase obligations to TSMC related to WaferTech. The Company is obligated to purchase from WaferTech or TSMC a minimum of 2.3% of WaferTech's installed capacity. The Company's obligations related to WaferTech terminate upon the completion of the sale of its interest in WaferTech to TSMC.

     In fiscal 1995, the Company agreed to certain minimum wafer purchase commitments with TSMC in exchange for wafer capacity commitments through 2001. The Company also agreed to make certain annual payments to TSMC, the remaining amount of which totals approximately $4.8 million through 2001, for additional capacity above the annual base capacity. Wafer purchases in any given year are first applied to the base capacity and then to our $4.8 million obligation. As a result, the $4.8 million may be subject to forfeiture if the Company does not purchase the base capacity and additional capacity for which it has contracted. The Company does not currently expect to forfeit any amounts or incur any losses associated with these capacity agreements. Although the Company has rights to re-schedule or assign capacity to another party, there can be no assurance that such re-schedule or assignment would be successfully accomplished. Should the Company fail to re-schedule or assign unneeded capacity, its business and operating results could be adversely affected.

NOTE 15.  EMPLOYEE BENEFIT PLAN

     In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions by a percentage reduction in their salaries, up to $10,500 for 2000. The Company elected to make no contributions during the years ended September 30, 2000, 1999, and 1998. Administrative expenses relating to the plan are insignificant.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Years Ended September 30,
                                                 2000         1999           1998
                                                -------      -------       -------
                                                          (In thousands)
Cash paid for interest                          $   134      $ 1,234       $ 2,896
Cash paid (refunded) for income taxes               354       (1,986)        2,561
Fixed assets acquired under capital lease           600           --            --
Fixed assets acquired for accounts payable           --           --         4,440
Stock issued in acquisition of Nexcom                --           --         6,377
Assets acquired from Nexcom                          --           --         2,515
Liabilities assumed from Nexcom                      --           --         3,762

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

     On June 29, 1998, the Company sold approximately 46% of ICSI to a group of private investors. The price was privately negotiated between the parties. Cash proceeds from the transaction totaled $35.5 million net of withholding and transaction taxes. The transaction resulted in a pre-tax gain of $10.5 million which was recorded in our June 30, 1998 quarter.

     Effective October 1, 1998, the Company transferred certain employees and joint ownership of certain patents and related Flash technology to NexFlash. ISSI and NexFlash jointly own existing Flash related patents, and NexFlash continues the development of Flash products. The Company owns approximately 32% of NexFlash, and ICSI owns approximately 17%. ISSI's President is Chairman of NexFlash. In connection with the NexFlash transaction, the Company issued warrants to purchase an aggregate of 981,659 shares of ISSI Common Stock at an exercise price of $3.76 per share, the fair market value at date of grate, to the NexFlash investors. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the common stock of $4.44 per share, risk free interest rate of 4.43%, volatility factor of 70%, and a life of two years. During fiscal 2000, the Company issued 457,029 shares of its common stock pursuant to the exercise of warrants to purchase 582,660 shares of its common stock. All remaining unexercised warrants expired on November 4, 2000.

     In December 1998, the Company sold an additional 20% of its holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction net of withholding and transaction taxes totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). Effective December 31, 1998, the Company owned approximately 43% of ICSI and accounted for ICSI on the equity basis. ICSI was consolidated in the accompanying statement of operations until December 31, 1998 when the additional 20% of the Company's holdings were sold. The accompanying consolidated balance sheets as of September 30, 2000 and September 30, 1999 reflects ICSI as an investment accounted for on the equity basis.

     In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retained a 2.67% interest in WaferTech. The Company recorded a loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

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


NOTE 18.  RELATED PARTY TRANSACTIONS

   For the year ended September 30, 2000 and the nine months ended September 30, 1999, the Company sold approximately $921,000 and $1,412,000, respectively, of memory products to ICSI in which the Company currently has approximately 39% ownership. At September 30, 2000 and 1999, the Company had an accounts receivable balance from ICSI of approximately $709,000 and $1,915,000, respectively.

The Company purchases goods and contract manufacturing services from ICSI. For the year ended September 30, 2000 and the nine months ended September 30, 1999, purchases of goods and services were approximately

$74,001,000 and $55,840,000, respectively. At September 30, 2000 and 1999, the
Company had an accounts payable balance to ICSI of approximately $12,997,000 and $9,231,000, respectively.

   For the year ended September 30, 2000 and the eleven months ended September 30, 1999, the Company sold approximately $208,000 and $1,542,000, respectively, of memory products to NexFlash, in which the Company currently has approximately 32% ownership. In addition, the Company received approximately $180,000 and $167,000 in sublease income from NexFlash in the year ended September 30, 2000 and 1999, respectively (See Note 14). At September 30, 2000 and 1999, the Company had an accounts receivable balance from NexFlash of approximately $343,000 and $1,291,000, respectively.

   The Company purchases goods and services from NexFlash. For the year ended September 30, 2000 and the eleven months ended September 30, 1999, purchases of goods and services were approximately $391,000 and $0, respectively. At September 30, 2000 and 1999, the Company had an accounts payable balance to NexFlash of approximately $46,000 and $0, respectively.

   For the year ended September 30, 2000, the Company provided goods and services of approximately $595,000, to GetSilicon.Net, an equity investee in which the Company currently has approximately a 32% ownership. At September 30, 2000, the Company had an accounts receivable balance from GetSilicon.Net of approximately $474,000.

NOTE 19.  INVESTMENT IN ICSI (UNAUDITED)

    The following summarizes financial information for ICSI, an equity investee, at September 30:

                                                       2000          1999
                                                     --------      --------
                                                         (In thousands)
Current assets                                       $109,428      $ 59,629
Property, plant, and equipment and other assets        45,873        45,294
Current liabilities                                    53,037        39,449
Long-term debt                                         15,517        13,900

     The following summarizes financial information for ICSI, for the twelve months ended September 30, 2000 and for the period from January 1, 1999 through September 30, 1999. The period from October 1, 1998 through December 31, 1998 was included in the Company's consolidated financial statements and is therefore excluded from this presentation.

                                                     Twelve Months          Nine Months
                                                         Ended                 Ended
                                                     September 30,         September 30,
                                                         2000                  1999
                                                     -------------         -------------
                                                               (In thousands)
Net sales                                                $169,994            $ 82,381
Gross profit                                               55,575              12,494
Net income                                                 37,010               4,764

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 6, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers - See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

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

     1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

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

     3.  EXHIBITS

     Exhibit
     Number       Description of Document
     -------      -----------------------
     2.1 (5)      Agreement and Plan of Reorganization dated November 5,
                  1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
     3.1 (2)      Restated Certificate of Incorporation of Registrant.
     3.3 (1)      Bylaws of Registrant.
     4.2 (1)      Form of Common Stock Certificate.
     10.1 (1)     Form of Indemnification Agreement.
     10.2 (1)***  Form of 1993 Employee Stock Purchase Plan, as amended, and form of
                  Subscription Agreement.
     10.3 (1)***  Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
     10.4 (1)***  1995 Director Stock Option Plan.
     10.5 (2)*    Option II Agreement between the Registrant and TSMC dated April 21, 1995.
     10.6 (7)     Second Amended and Restated Limited Liability Company
                  Agreement of WaferTech, LLC, a Delaware limited liability
                  company, dated as of October 28, 1997.
     10.7 (3)**   Purchase Agreement by and between Taiwan Semiconductor Manufacturing
                  Corporation, as Seller, and Analog Devices, Inc., Altera Corporation and
                  Integrated
                  Silicon Solution, Inc., as Buyers.
     10.8 (4)*    Amendment to Option I and Option II Agreement between the Company and TSMC dated September 23, 1996.
     10.9 (4)     Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara,
                  California.
     10.10 (6)*** Nonstatutory Stock Plan
     10.11 (7)*** 1998 ISSI-Taiwan Stock Plan
     10.12 (8)*** 1998 Stock Plan
     21.1 (1)     Subsidiaries of the Registrant
     23.1         Consent of Ernst & Young LLP, Independent Auditors
     24.1         Power of Attorney (see page 47).
     27.1         Financial Data Schedule

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.

        (b)     Reports on Form 8-K

        (c)     Exhibits

                See (a) above

        (d)     Financial statement schedules

                See (a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 18th day of December, 2000.

                        INTEGRATED SILICON SOLUTION, INC.

                        By   /s/ Gary L. Fischer
                             ----------------------------
                             Gary L. Fischer
                             Executive Vice President
                             and Chief Financial Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 18, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                           Title
-------------------------------      ------------------------------------------------------
/s/ Jimmy S.M. Lee                   Chairman of the Board and Chief Executive Officer
-------------------------------      (Principal Executive Officer)
(Jimmy S.M. Lee)

/s/ Thomas C. Endicott               Director, President, and Chief Operating Officer
-------------------------------
(Thomas C. Endicott)

/s/ Gary L. Fischer                  Executive Vice President and Chief Financial Officer
-------------------------------      (Principal Financial and Accounting Officer)
(Gary L. Fischer)

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

/s/ Hide Tanigami                    Director
-------------------------------
(Hide Tanigami)

/s/ Chun Win Wong                    Director
-------------------------------
(Chun Win Wong)

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE


                        INTEGRATED SILICON SOLUTION, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                           Addition
                                                         Balance at       Charged to                        Balance
                                                         Beginning        Costs and                          at End
                                                         of Period         Expenses      Deductions        of Period
                                                         ----------       ----------     ----------        ---------
Year ended September 30, 1998:
  Allowance for doubtful accounts ................          2,268             --           (464)(1)          1,804

Year ended September 30, 1999:
  Allowance for doubtful accounts ................          1,804             --           (308)(1)(2)       1,496

Year ended September 30, 2000:
  Allowance for doubtful accounts ................          1,496              3             --              1,499



(1)     Uncollectible accounts written off, net of recoveries

(2)     Includes reduction of $302 resulting from the deconsolidation of ICSI

                                 EXHIBIT INDEX

     Exhibit
     Number       Description of Document
     -------      -----------------------
     2.1 (5)      Agreement and Plan of Reorganization dated November 5,
                  1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
     3.1 (2)      Restated Certificate of Incorporation of Registrant.
     3.3 (1)      Bylaws of Registrant.
     4.2 (1)      Form of Common Stock Certificate.
     10.1 (1)     Form of Indemnification Agreement.
     10.2 (1)***  Form of 1993 Employee Stock Purchase Plan, as amended, and form of
                  Subscription Agreement.
     10.3 (1)***  Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
     10.4 (1)***  1995 Director Stock Option Plan.
     10.5 (2)*    Option II Agreement between the Registrant and TSMC dated April 21, 1995.
     10.6 (7)     Second Amended and Restated Limited Liability Company
                  Agreement of WaferTech, LLC, a Delaware limited liability
                  company, dated as of October 28, 1997.
     10.7 (3)**   Purchase Agreement by and between Taiwan Semiconductor Manufacturing
                  Corporation, as Seller, and Analog Devices, Inc., Altera Corporation and
                  Integrated
                  Silicon Solution, Inc., as Buyers.
     10.8 (4)*    Amendment to Option I and Option II Agreement between the Company and TSMC dated September 23, 1996.
     10.9 (4)     Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara,
                  California.
     10.10 (6)*** Nonstatutory Stock Plan
     10.11 (7)*** 1998 ISSI-Taiwan Stock Plan
     10.12 (8)*** 1998 Stock Plan
     21.1 (1)     Subsidiaries of the Registrant
     23.1         Consent of Ernst & Young LLP, Independent Auditors
     24.1         Power of Attorney (see page 47).
     27.1         Financial Data Schedule

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.