Form 10-Q
period 2000-12-31
INTEGRATED SILICON SOLUTION INC
filed 2001-02-13
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                December 31, 2000
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission file number                         000-23084
                      ----------------------------------------------------------



                        INTEGRATED SILICON SOLUTION, INC.



                Delaware                                    77-0199971
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

2231 Lawson Lane, Santa Clara, California                      95054
--------------------------------------------------------------------------------
(Address of principal executive offices)                      zip code

Registrant's telephone number, including area code       (408) 588-0800
                                                  ------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]        No  [ ]

        The number of outstanding shares of the registrant's Common Stock as of January 31, 2001 was 26,095,321
                     ----------

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Net sales (See Note 13)                             $ 65,229      $ 23,251
Cost of sales                                         43,054        16,971
                                                    --------      --------
Gross Profit                                          22,175         6,280
                                                    --------      --------

Operating Expenses:
  Research and development                             6,717         3,619
  Selling, general and administrative                  6,230         3,207
                                                    --------      --------
    Total operating expenses                          12,947         6,826
                                                    --------      --------

Operating income (loss)                                9,228          (546)
Gain on sale of investments                           17,202             -
Other income (expense), net                            1,507           (56)
                                                    --------      --------
Income (loss) before income taxes and
  equity in net income of affiliated companies        27,937          (602)
Provision  for income taxes                            6,985            50
                                                    --------      --------

Income (loss) before equity in net income
  of affiliated companies                             20,952          (652)

Equity in net income of
  affiliated companies                                 4,123         1,146
                                                    --------      --------

Net income                                          $ 25,075      $    494
                                                    ========      ========

Basic net income per share                          $   0.97      $   0.02
                                                    ========      ========
Shares used in basic per share calculation            25,822        20,378
                                                    ========      ========

Diluted net income per share                        $   0.91      $   0.02
                                                    ========      ========
Shares used in diluted per share calculation          27,407        22,498
                                                    ========      ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
Net income                                          $ 25,075       $    494
Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment        (1,011)           293
                                                    --------       --------

Comprehensive income                                $ 24,064       $    787
                                                    ========       ========



     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  2000            2000
                                                               -----------    -------------
                                                               (unaudited)          (1)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  81,453       $  38,778
  Short-term investments                                           57,650          58,800
  Accounts receivable                                              43,642          26,525
  Accounts receivable from related parties (See Note 13)            1,272           1,526
  Inventories                                                      64,392          63,217
  Other current assets                                              3,021           1,271
                                                                ---------       ---------

Total current assets                                              251,430         190,117
Property, equipment, and leasehold improvements, net                5,037           5,429
Other assets                                                       45,832          65,178
                                                                ---------       ---------
Total assets                                                    $ 302,299       $ 260,724
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  32,433       $  20,411
  Accounts payable to related parties (See Note 13)                 4,823          13,043
  Accrued compensation and benefits                                 3,545           2,424
  Accrued expenses                                                 13,206           7,513
  Income tax payable                                                7,405             648
  Current portion of long-term obligations                            144             140
                                                                ---------       ---------

Total  current liabilities                                         61,556          44,179
Income tax payable - non-current                                    4,996           4,996
Long-term obligations                                                 276             314

Stockholders' equity:
  Preferred stock                                                       -               -
  Common stock                                                          3               3
  Additional paid-in capital                                      218,012         217,845
  Retained earnings (accumulated deficit)                          22,249          (2,826)
  Accumulated comprehensive income                                 (4,780)         (3,769)
  Unearned compensation                                               (13)            (18)
                                                                ---------       ---------

Total stockholders' equity                                        235,471         211,235
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $ 302,299       $ 260,724
                                                                =========       =========

---------------
(1) Derived from audited financial statements.

     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                        -----------------------
                                                                                          2000           1999
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $ 25,075       $    494
  Gain on sale of investments                                                            (17,202)             -
  Depreciation and amortization                                                              789            725
  Equity in net income of affiliated companies                                            (4,123)        (1,146)
  Other charges to net income not affecting cash                                               -            200
  Net effect of changes in current and other assets and current liabilities               (1,821)        (5,200)
                                                                                        --------       --------
     Cash provided by (used in) operating activities                                       2,718         (4,927)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                      (397)          (360)
  Purchases of available-for-sale securities                                             (15,100)             -
  Sales of available-for-sale securities                                                  16,250          2,500
  Proceeds from partial sale of Integrated Circuit Solution, Inc. ("ICSI")                 5,147              -
  Investment in Wafertech, LLC                                                                 -         (2,667)
  Proceeds from sale of Wafertech, LLC                                                    40,669              -
  Investment in Semiconductor Manufacturing International Corp. ("SMIC")                  (6,750)             -
                                                                                        --------       --------
     Cash provided by (used in) investing activities                                      39,819           (527)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                     172            948
  Principal payments on notes payable and long-term obligations                              (34)           (50)
                                                                                        --------       --------
     Cash provided by financing activities                                                   138            898
                                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents                                      42,675         (4,556)
Cash and cash equivalents at beginning of period                                          38,778         15,975
                                                                                        --------       --------
Cash and cash equivalents at end of period                                              $ 81,453       $ 11,419
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

        Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.


2.      CONCENTRATIONS

        Sales to 3Com accounted for approximately 9% and 12% of total net sales for the quarters ended December 31, 2000 and December 31, 1999, respectively. Sales to Flextronics International accounted for approximately 14% and 12% of total net sales for the quarters ended December 31, 2000 and December 31, 1999, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc.

        The Company uses Integrated Circuit Solution Incorporation ("ICSI") for coordinating wafer purchases, assembly, and testing for a majority of its inventory.


3.      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consisted of the following:

                                                      (In thousands)

                                                 DECEMBER 31   SEPTEMBER 30
                                                     2000          2000
                                                   --------      --------
     Cash                                          $ 27,297      $ 10,624
     Money market instruments                        54,156        28,154
     Municipal bonds due in more than 3 years        57,650        58,800
                                                   --------      --------
                                                   $139,103      $ 97,578
                                                   ========      ========

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      INVENTORIES

        The following is a summary of inventories by major category:

                                   (In thousands)

                             DECEMBER 31     SEPTEMBER 30
                                 2000            2000
                               -------         -------
     Purchased components      $15,525         $17,566
     Work-in-process             8,334          11,737
     Finished goods             40,533          33,914
                               -------         -------
                               $64,392         $63,217
                               =======         =======


5.      OTHER ASSETS

        Other assets consisted of the following:

                                                 (In thousands)

                                          DECEMBER 31       SEPTEMBER 30
                                              2000               2000
                                            -------            -------
     Investment in ICSI                     $29,788            $31,525
     Investment in WaferTech LLC                  -             23,467
     Investment in SMIC                      11,350              4,600
     Other                                    4,694              5,586
                                            -------            -------
                                            $45,832            $65,178
                                            =======            =======


6.      INCOME TAXES

        The provision for income taxes for the three month period ended December 31, 2000 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The income tax provision for the three month period ended December 31, 1999 is primarily foreign withholding taxes. The effective tax rate of 25% for the three months ended December 31, 2000 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established. A portion of the valuation allowance previously established is now being realized as a result of the current taxable income. The 25% effective tax rate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.      NET INCOME PER SHARE

        The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                --------------------
                                                                  2000         1999
                                                                -------      -------
     Numerator for basic and diluted net income per share:
     Net income                                                 $25,075      $   494
                                                                =======      =======

     Denominator for basic net income per share:
     Weighted average  common shares outstanding                 25,822       20,378
     Denominator for basic net income  per share                 25,822       20,378
                                                                =======      =======

     Dilutive stock options                                       1,514        1,664
     Dilutive warrants                                               71          456
                                                                -------      -------
     Denominator for diluted net income per share                27,407       22,498
                                                                =======      =======

     Basic net income per share                                 $  0.97      $  0.02
                                                                =======      =======
     Diluted net income per share                               $  0.91      $  0.02
                                                                =======      =======

        The above diluted calculation does not include approximately 1,158,000 and 346,000 shares attributable to options as of December 31, 2000 and 1999, respectively, as their impact would be anti-dilutive.


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

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        In June 1998, the Financial Accounting Standards Board issued Statement 133, ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted the provisions of FAS 133 in the first quarter of fiscal 2001. Because the Company's did not use derivatives, the adoption of FAS 133 did not have an impact on the Company's earnings or its financial position.


10.     LITIGATION

     In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%.

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in calendar year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

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


11.     LONG TERM OBLIGATIONS

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At December 31, 2000, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at December 31, 2000 amounted to $162,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $419,953 and $63,605, respectively, at December 31, 2000.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.     GEOGRAPHIC AND SEGMENT INFORMATION

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:


                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                     2000           1999
                                                   --------       --------
                                                        (In thousands)
     Net Sales
        To customer from U.S. operations           $ 59,362       $ 19,380
        To customer from Hong Kong operations         5,867          3,871
        To customer from China operations                 -              -
        Intercompany from U.S.                        7,269          3,750
        Intercompany from Hong Kong                      96            141
                                                   --------       --------
                                                     72,594         27,142
                                                   --------       --------
        Eliminations                                 (7,365)        (3,891)
                                                   --------       --------
        Total net sales                            $ 65,229       $ 23,251
                                                   ========       ========

     Operating income (loss)
        U.S. operations                            $  9,726       $   (404)
        Hong Kong operations                             27            462
        China operations                               (156)             -
                                                   --------       --------
                                                      9,597             58
                                                   --------       --------
        Eliminations                                   (369)          (604)
                                                   --------       --------
        Total operating income (loss)              $  9,228       $   (546)
                                                   ========       ========

     Long-lived assets
        U.S. operations                            $  4,723       $  4,665
        Hong Kong operations                             91            133
        China operations                                223              -
                                                   --------       --------
        Total long-lived assets                    $  5,037       $  4,798
                                                   ========       ========


13.     RELATED PARTY TRANSACTIONS

     For the three months ended December 31, 2000 and December 31, 1999, the Company sold approximately $180,000 and $520,000, respectively, of memory products to ICSI in which the Company currently has approximately a 33% ownership. At December 31, 2000 and 1999, the Company had an accounts receivable balance from ICSI of approximately $399,000 and $1,272,000, respectively.

     The Company purchases goods and contract manufacturing services from ICSI. For the three months ended December 31, 2000 and December 31, 1999, purchases of goods and services were approximately $7,441,000 and $16,319,000, respectively. At December 31, 2000 and 1999, the Company had an accounts payable balance to ICSI of approximately $4,823,000 and $11,628,000, respectively.

     For the three months ended December 31, 2000 and December 31, 1999, the Company sold approximately $0 and $115,000, respectively, of memory products to NexFlash, in which the Company currently has approximately a 32% ownership. In addition, the Company received approximately $42,000 in sublease income from NexFlash in the both the three months ended December 31, 2000 and December 31, 1999. The Company also provides NexFlash various administrative support services for which it is reimbursed. At December 31, 2000 and 1999, the Company had an accounts receivable balance from NexFlash of approximately $405,000 and $984,000, respectively.

     The Company purchases goods and services from NexFlash. For the three months ended December 31, 2000 and December 31, 1999, purchases of goods and services were approximately $0 and $18,000, respectively. At December 31, 2000 and 1999, the Company had an accounts payable balance to NexFlash of approximately $0 and $18,000, respectively.

     The Company provides goods and services to GetSilicon.Net, an equity investee, in which the Company currently has approximately a 32% ownership. For the three months ended December 31, 2000 and December 31, 1999, the Company provided goods and services of approximately $468,000 and $0, respectively, to GetSilicon.Net. At December 31, 2000 and 1999, the Company had an accounts receivable balance from GetSilicon.Net of approximately $468,000 and $0, respectively.


14.     INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INCORPORATION ("ICSI")

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         2000          2000
                                                       --------      --------
  Current assets                                       $113,528      $109,428
  Property, plant, and equipment and other assets        47,852        45,873
  Current liabilities                                    51,645        53,037
  Long-term debt                                         12,817        15,517


                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                         ------------------
                                                         2000          1999
                                                       --------      --------
  Net sales                                            $ 53,357      $ 27,116
  Gross profit                                           23,380         7,007
  Net income                                             14,191         3,135


15.     TRANSACTIONS

        In December 2000, the Company sold its investment of $23.5 million in WaferTech to Taiwan Semiconductor Manufacturing Corporation for $40.7 million resulting in a gain of $17.2 million.

        On January 16, 2001, ICSI completed an Initial Public Offering in Taiwan. As a result of shares of ICSI sold by the Company in the IPO, the Company will record gross proceeds of approximately $7.4 million in the March 2001 quarter.

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

BACKGROUND

        Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, and computer peripherals. Our high speed and low power SRAMs and our low to medium density DRAMs enable customers to design products that meet the demanding connectivity and portability requirements of the data communications and wireless communications markets. Our objective is to capitalize on major trends such as the expansion of the communications and Internet infrastructure, the proliferation of wireless devices, and other trends in electronics technologies. Our goal is to be a focused supplier of high performance memories targeting the growing connectivity and communications markets.

        We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation ("TSMC") in 1990 and our next development program with Chartered Semiconductor in 1994 and have also worked closely with United Microelectronics Corporation ("UMC") since 1995. Through this collaborative strategy, we have been at the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity. We believe our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology, gives us a competitive advantage.

RESULTS OF OPERATIONS

        Our financial results for fiscal 2001 and fiscal 2000 reflect accounting for ICSI, NexFlash and GetSilicon.Net on the equity basis and include our percentage share of the results of their respective operations. At December 31, 2000, we owned approximately 33% of ICSI, approximately 32% of Nexflash and approximately 32% of GetSilicon.Net.


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 181% to $65.2 million in the three months ended December 31, 2000 from $23.3 million in the three months ended December 31, 1999. The increase in sales was principally due to an increase in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products generally increased in the three months ended December 31, 2000 compared to the three months ended December 31, 1999. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        Sales to Flextronics International accounted for approximately 14% and 12% of total net sales for the three months ended December 31, 2000 and December 31, 1999, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. Sales to 3Com accounted for approximately 9% and 12% of total net sales for the three months ended December 31, 2000 and December

31, 1999, respectively. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales included licensing revenue of approximately $0.1 million and $0.6 million in the three months ended December 31, 2000 and December 31, 1999, respectively. Net sales included sales of approximately $0.2 million and $0.5 million to ICSI in the three months ended December 31, 2000 and December 31, 1999, respectively. Additionally, net sales include sales of approximately $0.1 million to NexFlash in the three months ended December 31, 1999.

        Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased 253% to $22.2 million in the three months ended December 31, 2000 from $6.3 million in the three months ended December 31, 1999. As a percentage of net sales, gross profit increased to 34.0% in the three months ended December 31, 2000 from 27.0% in the three months ended December 31, 1999. The increase in gross profit was principally due to an increase in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit DRAM products. In addition, increases in the average selling prices of our SRAM and DRAM products in the three months ended December 31, 2000 compared to the three months ended December 31, 1999 more than offset any increases in product costs resulting in higher gross margins. Our gross profit benefited from $0.1 million and $0.6 million of licensing revenue for the three months ended December 31, 2000 and December 31, 1999, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

        Research and Development. Research and development expenses increased by 86% to $6.7 million in the three months ended December 31, 2000 from $3.6 million in the three months ended December 31, 1999. As a percentage of net sales, research and development expenses decreased to 10.3% in the three months ended December 31, 2000 from 15.6% in the three months ended December 31, 1999. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses, and increased expenses related to the development of new products. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 94% to $6.2 million in the three months ended December 31, 2000 from $3.2 million in the three months ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 9.6% in the three months ended December 31, 2000 from 13.8% in the three months ended December 31, 1999. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended December 31, 2000 compared to the three months ended December 31, 1999. In addition, payroll related expenses increased in the three months ended December 31, 2000 compared to the three months ended December 31, 1999 as a result of the addition of marketing, sales and administrative personnel to support our expanding business. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investments. In the three months ended December 31, 2000, we sold our interest in WaferTech to TSMC for approximately $40.7, which resulted in a pre-tax gain of $17.2 million.

        Other income (expense), net. Other income (expense), net increased by $1.6 million to approximately $1.5 million in the three months ended December 31, 1999 from $(0.1) million in the three months ended December 31, 1999. The increase resulted from increased interest income as a result of higher cash balances from our follow-on public stock offering in February 2000.

        Provision for Income Taxes. The income tax provision for the three month period ended December 31, 1999 is primarily foreign withholding taxes. The provision for income taxes for the three month period ended December 31, 2000 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The effective tax rate of 25% for the three months ended December 31, 2000 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established. A portion of the valuation allowance previously established is now being realized as a result of the current taxable income. The 25% effective tax rate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

        Equity in net income of affiliated companies. Equity in net income of affiliated companies increased by $3.0 million to $4.1 million in the three months ended December 31, 2000 from $1.1 million in the three months ended December 31, 1999. This primarily reflects an increase in income from our percentage share of ICSI's financial results in the three months ended December 31, 2000 compared to the three months ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $139.1 million. During the three months ended December 31, 2000, operating activities provided cash of approximately $2.7 million. Cash provided by operations was primarily due to net income of $25.1 million adjusted for the gain on the sale of investments of $17.2 million, equity in net income of affiliated companies of $4.1 million and depreciation of $0.8 million. In addition, increases in income tax payable of $6.8 million, accrued liabilities of $5.7 million, and accounts payable of $3.8 million were partially offset by an increase in accounts receivable of $16.9 million.

        In the three months ended December 31, 2000, we generated $39.8 million from investing activities compared to $0.5 million used by investing activities in the three months ended December 31, 1999. The cash generated by investing activities primarily resulted from $40.7 million received from the sale of our investment in WaferTech to TSMC. We generated $5.1 million from the sale of additional shares of ICSI stock and $1.2 million from net sales of available-for-sale securities. We made an additional investment of $6.8 million in Semiconductor Manufacturing International Corp ("SMIC"), a foundry currently under construction in Shanghai, China. We used $0.4 million for the acquisition of equipment and other fixed assets.

        In the three months ended December 31, 2000, we made capital expenditures of approximately $0.4 million for engineering tools and computer software. We expect to spend approximately $10.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

        We generated $0.1 million from financing activities during the three months ended December 31, 2000 compared to $0.9 million in the three months ended December 31, 1999. The source of financing for the current quarter was proceeds from the issuance of common stock of $0.2 million from stock option exercises.

        In June 1998, we sold approximately 46% of ICSI to a group of private investors. In fiscal 1999 and fiscal 2000, we sold more of our holdings in ICSI to private investors. In the three months ended December 31, 2000, we received $5.1 million from the sale of shares of ICSI under the 1998 ISSI-Taiwan Stock Plan. As of December 31, 2000 we owned approximately 33% of ICSI. On January 16, 2001, ICSI completed an Initial

Public Offering in Taiwan. As a result of shares of ICSI sold by us in the IPO, we will record gross proceeds of approximately $7.4 million in the March 2001 quarter.

        In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we have committed to invest $30.0 million. We have received certain capacity commitments from SMIC. In the three months ended December 31, 2000 we made an additional investment of $6.8 million in SMIC. As of December 31, 2000, we had invested $11.4 million in this foundry, and an additional $7.5 million and $11.1 million are expected to be invested in fiscal years 2001 and 2002, respectively.

        In June 1996, we entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. In December 2000, we sold our investment of $23.5 million in WaferTech to TSMC for $40.7 million resulting in a gain of $17.2 million.

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

        On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in calendar year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

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

        We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing or debt financing. From time to time, we also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.


CERTAIN FACTORS WHICH MAY AFFECT OUR BUSINESS OR FUTURE OPERATING RESULTS

OUR OPERATING RESULTS ARE EXPECTED TO CONTINUE TO FLUCTUATE AND MAY NOT MEET PUBLISHED ANALYST FORECASTS. THIS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

   o  the cyclicality of the semiconductor industry;

   o  declines in average selling prices of our products;

   o  oversupply of memory products in the market;

   o our failure to introduce new products and to implement technologies on a timely basis;

   o  market acceptance of ours and our customers' products;

   o  the failure to anticipate changing customer product requirements;

   o  fluctuations in manufacturing yields;

   o  failure to deliver products on a timely basis;

   o  disruption in the supply of wafers or assembly services;

   o  changes in product mix;

   o  the timing of significant orders;

   o increased expenses associated with new product introductions or process changes;

   o  the ability of customers to make payments to us; and

   o  increases in antidumping duties.

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. We were profitable for fiscal 2000 and the first quarter of fiscal 2001. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

     We also write down to zero carrying value inventory on hand in excess of six months' estimated sales volumes to cover estimated exposures, unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from 6 to 24 months, the stage in the life cycle of the product, the impact of competitors' announcements and product introductions on our products, and purchasing opportunities due to excess wafer capacity.

     We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $5.4 million for fiscal year 1998. While we have not had any material inventory write-down since fiscal 1998, future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

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

FOUNDRY CAPACITY IS LIMITED AND WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure additional foundry capacity, we have entered into and expect to enter into various arrangements with suppliers, which could include:

   o contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

   o  investments in foundries;

   o  joint ventures;

   o  other partnership relationships with foundries;

   o  option payments or other prepayments to  foundries; or

   o nonrefundable deposits with or loans to foundries in exchange for capacity commitments.

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

        Sales to Flextronics International accounted for approximately 14% of total net sales for the three months ended December 31, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems Inc. Sales to 3Com accounted for approximately 9% of total net sales for the three months ended December 31, 2000. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of net sales, respectively. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.


OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects also may cause us to incur significant warranty, support and repair costs, may divert the attention of our engineering personnel from our product development efforts and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

STRONG COMPETITION IN THE SEMICONDUCTOR MEMORY MARKET MAY HARM OUR BUSINESS.

     The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

   o  real or perceived imbalances in supply and demand;

   o  product pricing;

   o the rate at which OEM customers incorporate our products into their systems;

   o  the success of our customers' products;

   o  access to advanced process technologies at competitive prices;

   o  product functionality, performance and reliability;

   o  successful and timely product development;

   o  the supply and cost of wafers;

   o  achievement of acceptable yields of functional die;

   o  the gain or loss of significant customers; and

   o  the nature of our competitors and general economic conditions.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     In the three months ended December 31, 2000, approximately 52% of our net sales was attributable to customers located in the United States, 30% was attributable to customers located in Europe and 18% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

   o  economic conditions in Asia, particularly Taiwan and China;

   o  changes in trade policy and regulatory requirements;

   o  duties, tariffs and other trade barriers and restrictions;

   o  the burdens of complying with foreign laws;

   o  foreign currency fluctuations; and

   o  political instability.

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

OUR STOCK PRICE IS EXPECTED TO BE VOLATILE.

     The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

   o  quarter-to-quarter variations in our operating results;

   o comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry and other events or factors;

   o aggregate valuations and movement of stocks in the broader semiconductor industry;

   o announcements of new products, strategic relationships or acquisitions by us or our competitors;

   o  increases or decreases in wafer capacity;

   o general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

   o  governmental regulations, trade laws and import duties;

   o  litigation;

   o  new or revised earnings estimates;

   o  announcements of technological innovations by us or our competitors;

   o  additions or departures of senior management; and

   o  other events or factors many of which are beyond our control.

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

ITEM 3.  FINANCIAL MARKET RISK

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

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The final results of the review are expected in calendar year 2001 and will establish a new deposit rate for subsequent entries, which may be higher or lower than the current rate.

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

             None.

        (b)  Reports on Form 8-K.
             The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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


                                             Integrated Silicon Solution, Inc.
                                             ---------------------------------
                                             (Registrant)


Dated:  February 12, 2001                     /s/ Gary L. Fischer
                                              --------------------------------
                                              Gary L. Fischer
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)