Form 10-Q
period 2001-03-31
INTEGRATED SILICON SOLUTION INC
filed 2001-05-15
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended  March 31, 2001.
                                --------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number   000-23084.
                       ------------

                        INTEGRATED SILICON SOLUTION, INC.

                 Delaware                                  77-0199971.
        --------------------------------                   -------------------
        (State or other jurisdiction of                    (I.R.S Employer
        incorporation or organization)                     Identification No.)

         2231 Lawson Lane, Santa Clara, California               95054.
         ---------------------------------------------------------------------
        (Address of principal executive offices)               zip code

        Registrant's telephone number, including area code  (408) 588-0800.
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

        The number of outstanding shares of the registrant's Common Stock as of April 30, 2001 was 26,319,505
                   ----------

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     Three Months Ended         Six Months Ended
                                                          March 31,                  March 31,
                                                   ----------------------     ---------------------
                                                     2001          2000         2001         2000
                                                   --------      --------     --------     --------
Net sales (See Note 13)                            $ 52,023      $ 30,032     $117,252     $ 53,283
Cost of sales                                        48,564        21,232       91,618       38,203
                                                   --------      --------     --------     --------
Gross Profit                                          3,459         8,800       25,634       15,080
                                                   --------      --------     --------     --------

Operating Expenses:
  Research and development                            6,612         4,197       13,329        7,816
  Selling, general and administrative                 5,888         3,422       12,118        6,629
                                                   --------      --------     --------     --------
    Total operating expenses                         12,500         7,619       25,447       14,445
                                                   --------      --------     --------     --------

Operating income (loss)                              (9,041)        1,181          187          635
Other income (expense), net                           1,845           516        3,352          460
Gain on sale of ICSI                                  6,293            --        6,293           --
Gain on sale of other investments                     5,268            --       22,470           --
                                                   --------      --------     --------     --------
Income before income taxes and
  equity in net income of affiliated companies        4,365         1,697       32,302        1,095
Provision  for income taxes                           1,091           150        8,076          200
                                                   --------      --------     --------     --------

Net income before equity in
  net income of affiliated companies                  3,274         1,547       24,226          895

Equity in net income of
  affiliated companies                                1,195         1,838        5,318        2,984
                                                   --------      --------     --------     --------

Net income                                         $  4,469      $  3,385     $ 29,544     $  3,879
                                                   ========      ========     ========     ========

Basic income per share                             $   0.17      $   0.15     $   1.14     $   0.18
                                                   ========      ========     ========     ========
Shares used in basic per share calculation           26,093        21,992       25,957       21,185
                                                   ========      ========     ========     ========

Diluted income per share                           $   0.16      $   0.14     $   1.07     $   0.16
                                                   ========      ========     ========     ========
Shares used in diluted per share calculation         27,797        24,946       27,602       23,722
                                                   ========      ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                    Three Months Ended          Six Months Ended
                                                          March 31,                 March 31,
                                                   ---------------------     ----------------------
                                                     2001         2000         2001          2000
                                                   --------     --------     --------      --------
Net income                                         $  4,469     $  3,385     $ 29,544      $  3,879

Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment          477          777         (534)        1,070
                                                   --------     --------     --------      --------

Comprehensive income                               $  4,946     $  4,162     $ 29,010      $  4,949
                                                   ========     ========     ========      ========


     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      March 31,    September 30,
                                                                        2001           2000
                                                                      ---------    -------------
                                                                     (unaudited)        (1)
                                            ASSETS
Current assets:
  Cash and cash equivalents                                           $  27,318      $  38,778
  Short-term investments                                                113,200         58,800
  Accounts receivable                                                    34,655         26,525
  Accounts receivable from related parties (See Note 13)                    808          1,526
  Inventories                                                            74,948         63,217
  Other current assets                                                    3,817          1,271
                                                                      ---------      ---------

Total current assets                                                    254,746        190,117
Property, equipment, and leasehold improvements, net                      6,602          5,429
Other assets                                                             54,067         65,178
                                                                      ---------      ---------
Total assets                                                          $ 315,415      $ 260,724
                                                                      =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  41,559      $  20,411
  Accounts payable to related parties (See Note 13)                       3,484         13,043
  Accrued compensation and benefits                                       3,600          2,424
  Accrued expenses                                                       10,845          7,513
  Income tax payable                                                      8,307            648
  Current portion of long-term obligations                                  148            140
                                                                      ---------      ---------

Total current liabilities                                                67,943         44,179
Income tax payable - non-current                                          4,996          4,996
Long-term obligations                                                       238            314

Stockholders' equity:
  Preferred stock                                                            --             --
  Common stock                                                                3              3
  Additional paid-in capital                                            219,829        217,845
  Retained earnings (accumulated deficit)                                26,718         (2,826)
  Accumulated comprehensive income                                       (4,303)        (3,769)
  Unearned compensation                                                      (9)           (18)
                                                                      ---------      ---------

Total stockholders' equity                                              242,238        211,235
                                                                      ---------      ---------
Total liabilities and stockholders' equity                            $ 315,415      $ 260,724
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 29,544      $  3,879
  Gain on sale of investments                                                    (28,763)           --
  Depreciation and amortization                                                    1,597         1,531
  Equity in net income of affiliated companies                                    (5,318)       (2,984)
  Other charges to net loss not affecting cash                                        --           200
  Net effect of changes in current and other assets and current liabilities        4,209       (11,463)
                                                                                --------      --------
     Cash provided by (used in) operating activities                               1,269        (8,837)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (2,770)       (2,698)
  Purchases of available-for-sale securities                                     (71,500)      (46,650)
  Sales of available-for-sale securities                                          17,100        10,650
  Proceeds from partial sale of Integrated Circuit Solution, Inc. ("ICSI")        13,250            --
  Investment in Wafertech, LLC ("Wafertech")                                          --        (2,667)
  Proceeds from the sale of Wafertech                                             40,669            --
  Investment in NexFlash                                                              --        (1,361)
  Proceeds from partial sale of NexFlash                                           6,167            --
  Investment in Semiconductor Manufacturing International Corp. ("SMIC")         (14,250)           --
  Other investments                                                               (3,320)           --
                                                                                --------      --------
     Cash used in investing activities                                           (14,654)      (42,726)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                           1,993        94,845
  Principal payments on notes payable and long-term obligations                      (68)          (82)
                                                                                --------      --------
     Cash provided by financing activities                                         1,925        94,763
                                                                                --------      --------

  Net increase (decrease) in cash and cash equivalents                           (11,460)       43,200
  Cash and cash equivalents at beginning of period                                38,778        15,975
                                                                                --------      --------
  Cash and cash equivalents at end of period                                    $ 27,318      $ 59,175
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

        Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2.       CONCENTRATIONS

        Sales to Flextronics International accounted for approximately 18% and 14% of total net sales for the three months ended March 31, 2001 and March 31, 2000, respectively and approximately 16% and 13% of total net sales for the six months ended March 31, 2001 and March 31, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Sales to 3Com accounted for approximately 6% and 11% of total net sales for the three months ended March 31, 2001 and March 31, 2000, respectively, and approximately 8% and 11% of total net sales for the six months ended March 31, 2001 and March 31, 2000, respectively.

3.      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consisted of the following:

                                                                     (In thousands)
                                                                March 31     September 30
                                                                  2001           2000
                                                                  ----           ----
             Cash                                               $ 16,871        $10,624
             Money market instruments                             10,447         28,154
             Municipal bonds due in more than 3 years            113,200         58,800
                                                                --------        -------
                                                                $140,518        $97,578
                                                                ========        =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      INVENTORIES

        The following is a summary of inventories by major category:

                                                          (In thousands)
                                                     March 31      September 30
                                                      2001             2000
                                                      ----             ----
             Purchased components                    $ 6,071          $17,566
             Work-in-process                          12,432           11,737
             Finished goods                           56,445           33,914
                                                     -------          -------
                                                     $74,948          $63,217
                                                     =======          =======

5.      OTHER ASSETS

        Other assets consisted of the following:

                                                         (In thousands)
                                                     March 31     September 30
                                                      2001            2000
                                                      ----            ----
             Investment in ICSI                      $29,607         $31,525
             Investment in WaferTech, LLC                 --          23,467
             Investment in SMIC                       18,850           4,600
             Other                                     5,610           5,586
                                                     -------         -------
                                                     $54,067         $65,178
                                                     =======         =======

6.      INCOME TAXES

        The provision for income taxes for the six month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The provision for income taxes for the six month period ended March 31, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The effective tax rate of 25% for the six months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established. A portion of the valuation allowance previously established is now being realized as a result of the current taxable income. The 25% effective tax rate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.      NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                  Three Months Ended       Six Months Ended
                                                       March 31,               March 31,
                                                  -------------------     -------------------
                                                   2001        2000        2001        2000
                                                  -------     -------     -------     -------
Numerator for basic and diluted net income
  per share:
Net income                                        $ 4,469     $ 3,385     $29,544     $ 3,879
                                                  =======     =======     =======     =======
Denominator for basic net income per share:
   Weighted average common shares outstanding      26,093      21,992      25,957      21,185
Dilutive stock options                              1,704       2,433       1,609       2,048
Dilutive warrants                                      --         521          36         489
                                                  -------     -------     -------     -------
Denominator for diluted net income  per share      27,797      24,946      27,602      23,722
                                                  =======     =======     =======     =======

Basic net income per share                        $  0.17     $  0.15     $  1.14     $  0.18
                                                  =======     =======     =======     =======
Diluted net income per share                      $  0.16     $  0.14     $  1.07     $  0.16
                                                  =======     =======     =======     =======

        The above diluted calculation for the three months ended March 31, 2001 does not include approximately 904,000 shares attributable to options as of March 31, 2001 as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2001 and 2000, does not include approximately 912,000 and 13,000 shares attributable to options as of March 31, 2001 and 2000, respectively, as their impact would be anti-dilutive.

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

     The Company has retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of respondents. This decision by the Court of International Trade has been appealed by Micron to the Federal Circuit Court of Appeals. If such appeal is not successful, the antidumping case will be terminated, the order will be revoked, and we will be entitled to a full refund of cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.

11.     LONG TERM OBLIGATIONS

   The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At March 31, 2001, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at March 31, 2001 amounted to $200,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principal and interest payments were $385,390 and $52,843, respectively, at March 31, 2001.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.     GEOGRAPHIC AND SEGMENT INFORMATION

   The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:

                                                          Six months ended
                                                             March 31,
                                                        2001             2000
                                                      ---------        --------
                                                           (In thousands)
Net Sales
   To customer from U.S. operations                   $ 106,275        $ 46,382
   To customer from Hong Kong operations                 10,977           6,901
   Intercompany from U.S.                                11,295           6,864
   Intercompany from Hong Kong                              187           1,004
                                                      ---------        --------
                                                        128,734          61,151
                                                      ---------        --------
   Eliminations                                         (11,482)         (7,868)
                                                      ---------        --------
   Total net sales                                    $ 117,252        $ 53,283
                                                      =========        ========

Operating income
   U.S. operations                                    $   1,129        $    200
   Hong Kong operations                                    (536)            901
   China operations                                        (253)             --
                                                      ---------        --------
                                                            340           1,101
                                                      ---------        --------
   Eliminations                                            (153)           (466)
                                                      ---------        --------
   Total operating income                             $     187        $    635
                                                      =========        ========

Long-lived assets
   U.S. operations                                    $   6,034        $  6,182
   Hong Kong operations                                     307             148
   China operations                                         261              --
                                                      ---------        --------
   Total long-lived assets                            $   6,602        $  6,330
                                                      =========        ========

13.     RELATED PARTY TRANSACTIONS

   For the six months ended March 31, 2001 and March 31, 2000, the Company sold approximately $185,000 and $718,000, respectively, of memory products to ICSI in which the Company currently has approximately a 31% ownership. The Company also provides services and licenses certain products to ICSI. At March 31, 2001 and 2000, the Company had an accounts receivable balance from ICSI of approximately $291,000 and $636,000, respectively.

   The Company purchases goods and contract manufacturing services from ICSI. For the six months ended March 31, 2001 and March 31, 2000, purchases of goods and services were approximately $11,049,000 and $32,506,000, respectively. At March 31, 2001 and 2000, the Company had an accounts payable balance to ICSI of approximately $3,374,000 and $12,151,000, respectively.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   For the six months ended March 31, 2001 and March 31, 2000, the Company sold approximately $0 and $212,000, respectively, of memory products to NexFlash Technology, Inc. ("NexFlash"), in which the Company currently has approximately a 14% ownership. In addition, the Company received approximately $83,000 in sublease income from NexFlash in the both the three months ended March 31, 2001 and March 31, 2000. The Company also provides NexFlash various administrative support services for which it is reimbursed. At March 31, 2001 and 2000, the Company had an accounts receivable balance from NexFlash of approximately $215,000 and $522,000, respectively.

   The Company purchases goods and services from NexFlash. For the six months ended March 31, 2001 and March 31, 2001, purchases of goods and services were approximately $0 and $127,000, respectively. At March 31, 2001 and 2000, the Company had an accounts payable balance to NexFlash of approximately $0 and $142,000, respectively.

   The Company provides goods and services to GetSilicon.Net, an equity investee, in which the Company currently has approximately a 31% ownership. For the six months ended March 31, 2001 and March 31, 2000, the Company provided goods and services of approximately $302,000 and $0, respectively, to GetSilicon.Net. At March 31, 2001, the Company had an accounts receivable balance from GetSilicon.Net of approximately $302,000.

   In January 2001, the Company entered into an agreement for business-to-business data exchange and application services with GetSilicon.Net. For the six months ended March 31, 2001, the purchase of services under this agreement was approximately $110,000. At March 31, 2001, the Company had an accounts payable balance to GetSilicon.Net of approximately $110,000.

14.     INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INCORPORATION ("ICSI")

   The following summarizes financial information for ICSI, an equity investee. (In thousands)

                                                                    March 31,          September 30,
                                                                      2001                 2000
                                                                      ----                 ----
             Current assets                                         $102,848             $109,428
             Property, plant, and equipment and other assets          51,709               45,873
             Current liabilities                                      41,748               53,037
             Long-term debt                                           11,596               15,517

                                                                         Six Months Ended
                                                                            March 31,
                                                                       2001           2000
                                                                      -------        -------
        Net sales                                                     $82,059        $59,674
        Gross profit                                                   28,705         15,825
        Net income                                                     16,965          8,526

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.     TRANSACTIONS

        In December 2000, the Company sold its investment of $23.5 million in WaferTech, LLC to Taiwan Semiconductor Manufacturing Corporation for $40.7 million resulting in a gain of $17.2 million.

        On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, the Company recorded gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million.

        In February 2001, the Company, along with other shareholders, sold a portion of their ownership in NexFlash to Winbond International Corporation for $6.2 million resulting in a gain of $5.3 million. As a result of this transaction, the Company's ownership percentage decreased from approximately 32% to approximately 14%. Subsequent to the completion of the transaction, the Company accounts for NexFlash on the cost basis.

        In February 2001, the Company invested $2.8 million for approximately 22% of E-CMOS Technology Corporation ("E-CMOS") located in Hsin-Chu, Taiwan, R.O.C. The Company will account for E-CMOS on the equity basis and record its percentage gain or loss on a one quarter lag.

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

RESULTS OF OPERATIONS

        Our financial results for fiscal 2001 and fiscal 2000 reflect accounting for ICSI and GetSilicon.Net on the equity basis and include our percentage share of the results of their respective operations. Our financial results for fiscal 2001 and for fiscal 2000 through the period ended January 31, 2001, reflect accounting for Nexflash on the equity basis and include our percentage share of the results of their operations. Effective February 2001, as our ownership of NexFlash became less than 20%, we began accounting for NexFlash on the cost basis. At March 31, 2001, we owned approximately 31% of ICSI, approximately 14% of NexFlash and approximately 31% of GetSilicon.Net.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 73% to $52.0 million in the three months ended March 31, 2001 from $30.0 million in the three months ended March 31, 2000. The increase in sales was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 256K, 128K x 16 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit and 2 megabit DRAM products. In addition, the average selling prices for certain of our SRAM products generally increased in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. We anticipate a further decline in the average selling prices for certain of our products in the three months ended June 30, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. In this regard, we experienced a decrease in unit shipments for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000 and we anticipate a further decline in the three months ended June 30, 2001.

        Sales to Flextronics International accounted for approximately 18% and 14% of total net sales for the three months ended March 31, 2001 and March 31, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 21% of total net sales for the three months ended March 31, 2001. Sales to 3Com accounted for approximately 6% and 11% of total net sales for the three months ended March 31, 2001 and March 31, 2000, respectively. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of total net sales for the three months ended March 31, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

        Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 61% to $3.5 million in the three months ended March 31, 2001 from $8.8 million in the three months ended March 31, 2000. As a percentage of net sales, gross profit decreased to 6.6% in the three months ended March 31, 2001 from 29.3% in the three months ended March 31, 2000. In the three months ended March 31, 2001, we recorded an inventory write-down of $11.7 million predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. Excluding the inventory write-downs in the three months ended March 31, 2001, gross profit for the period was $15.2 million or 29.1% of net sales. Excluding the inventory write-downs in the three months ended March 31, 2001, the increase in gross profit was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 256K, 128K x 16 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit and 2 megabit DRAM products. In addition, while the gross margin percentage for SRAMs increased in the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the gross margin percentage for DRAMs declined resulting in a gross margin percentage that declined slightly overall. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. We anticipate a further decline in the average selling prices for certain of our products in the three months ended June 30, 2001. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

        Research and Development. Research and development expenses increased by 58% to $6.6 million in the three months ended March 31, 2001 from $4.2 million in the three months ended March 31, 2000. As a percentage of net sales, research and development expenses decreased to 12.7% in the three months ended March 31, 2001 from 14.0% in the three months ended March 31, 2000. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses, and increased expenses related to the development of new products. As a result of expense controls instituted in light of current economic conditions, we anticipate that our research and development expenses will remain constant or decrease slightly in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 72% to $5.9 million in the three months ended March 31, 2001 from $3.4 million in the three months ended

March 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 11.3% in the three months ended March 31, 2001 from 11.4% in the three months ended March 31, 2000. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. In addition, payroll related expenses increased in the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as a result of the addition of marketing, sales and administrative personnel to support our expanding business. As a result of expense controls instituted in light of current economic conditions, we expect our selling, general and administrative expenses will remain constant or decrease slightly in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investments. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by us in the initial public offering and subsequently, we recorded gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million. In February 2001, we, along with other shareholders, sold a portion of our ownership in NexFlash to Winbond International Corporation for $6.2 million resulting in a gain of $5.3 million.

        Other income (expense), net. Other income (expense), net increased by $1.3 million to approximately $1.8 million in the three months ended March 31, 2001 from $0.5 million in the three months ended March 31, 2000. The increase resulted from increased interest income as a result of higher cash balances from the sale of our investments in WaferTech, NexFlash and ICSI and our follow-on public stock offering in February 2000.

        Provision for Income Taxes. The income tax provision for the three month period ended March 31, 2000 is comprised of taxes on foreign earnings. The provision for income taxes for the three month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings. The effective tax rate of 25% for the three months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established. A portion of the valuation allowance previously established is now being realized as a result of the current taxable income. The 25% effective tax rate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

        Equity in net income of affiliated companies. Equity in net income of affiliated companies decreased by $0.6 million to $1.2 million in the three months ended March 31, 2001 from $1.8 million in the three months ended March 31, 2000. This primarily reflects a decrease in income from our percentage share of ICSI's financial results in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

        Net Sales. Net sales increased by 120% to $117.3 million in the six months ended March 31, 2001, from $53.3 million in the six months ended March 31, 2000. The increase in sales was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 1024K, 256K, 128K x 16 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products generally increased in the six months ended March 31, 2001 compared to the six months ended March 31, 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. We anticipate a further decline in the average selling prices for certain of our products in the three months ended June 30, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. In this regard, we experienced a decrease in unit shipments for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000 and we anticipate a further decline in the three months ended June 30, 2001.

        Sales to Flextronics International accounted for approximately 16 and 13% of total net sales for the six months ended March 31, 2001 and March 31, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of total net sales for the six months ended March 31, 2001. Sales to one customer, 3Com, accounted for approximately 8% and 11% of total net sales for the six months ended March 31, 2001 and March 31, 2000, respectively. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 12% of total net sales for the six months ended March 31, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

        Gross Profit. Gross profit increased 70% to $25.6 million in the six months ended March 31, 2001, from $15.1 million in the six months ended March 31, 2000. As a percentage of net sales, gross profit decreased to 21.9% in the six months ended March 31, 2001 from 28.3% in the six months ended March 31, 2000. In the three months ended March 31, 2001, we recorded an inventory write-down of $11.7 million predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. Excluding the inventory write-downs in the six months ended March 31, 2001, gross profit for the period was $37.3 million or 31.8% of net sales. Excluding the inventory write-downs in the six months ended March 31, 2001, the increase in gross profit was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 1024K, 256K, 128K x 16 and 64K x 16 SRAM products, as well as increased unit shipments of 16 megabit DRAM products. In addition, increases in the average selling prices of our SRAM and DRAM products in the six months ended March 31, 2001 compared to the six months ended March 31, 2001 more than offset any increases in product costs while certain product costs declined resulting in higher gross margins. Our gross profit also benefited from $0.2 million and $0.7 million of licensing revenue for the six months ended March 31, 2001 and March 31, 2000, respectively. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. We anticipate a further decline in the average selling prices for certain of our products in the three months ended June 30, 2001. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses increased by 71% to $13.3 million in the six months ended March 31, 2001, from $7.8 million in the six months ended March 31, 2000. As a percentage of net sales, research and development expenses decreased to 11.4% in the six months ended March 31, 2001, from 14.7% in the six months ended March 31, 2000. The increase in absolute dollars was primarily the result of an increase in engineering personnel and payroll related expenses, and increased expenses related to the development of new products. As a result of expense controls instituted in light of current economic conditions, we anticipate that our research and development expenses will remain constant or decrease slightly in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses increased by 83% to $12.1 million in the six months ended March 31, 2001 from $6.6 million in the six months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 10.3% in the six months ended March 31, 2001, from 12.4% in the six months ended March 31, 2000. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the six months ended March 31, 2001 compared to the six months ended March 31, 2000. In addition, payroll related expenses increased in the six months ended March 31, 2001 compared to the six months ended March 31, 2000 as a result of the addition of marketing, sales and administrative personnel to support our expanding business. As a result of expense controls instituted in light of current economic conditions, we expect our selling, general and administrative expenses will remain constant or decrease slightly in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investments. In the three months ended December 31, 2000, we sold our interest in WaferTech to TSMC for approximately $40.7, which resulted in a pre-tax gain of $17.2 million. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by us in the initial public offering and subsequently, we recorded gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million. In February 2001, we, along with other shareholders, sold a portion of our ownership in NexFlash to Winbond International Corporation for $6.2 million resulting in a gain of $5.3 million.

        Other income (expense), net. Other income (expense), net increased by $2.9 million to $3.4 million in the six months ended March 31, 2001 from $0.5 million in the six months ended March 31, 2000. The increase resulted from increased interest income as a result of higher cash balances from the sale of our investments in Watertech, NexFlash and ICSI and our follow-on public stock offering in February 2000.

        Equity in net income of affiliated companies. Equity in net income of affiliated companies increased by $2.3 million to $5.3 million in the six months ended March 31, 2001 from $3.0 million in the six months ended March 31, 2000. This primarily reflects an increase in income from our percentage share of ICSI's financial results in the six months ended March 31, 2001 compared to the six months ended March 31, 2000.

      Provision (benefit) for Income Taxes. The provision for income taxes for the six month period ended March 31, 2000 is comprised of taxes on foreign earnings and foreign withholding taxes. The provision for income taxes for the six month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings. The effective tax rate of 25% for the three months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established. A portion of the valuation allowance previously established is now being realized as a result of the current taxable income. The 25% effective tax rate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $140.5 million. During the six months ended March 31, 2001, operating activities provided cash of approximately $1.3 million. Cash provided by operations was primarily due to net income of $29.5 million adjusted for the gain on the sale of investments of $28.8 million, equity in net income of affiliated companies of $5.3 million and depreciation of $1.6 million. In addition, increases in accounts payable of $11.6 million and income tax payable of $7.6 million were partially offset by increases in inventories of $11.7 million and accounts receivable of $7.4 million.

     In the six months ended March 31, 2001, we used $14.7 million for investing activities compared to $42.7 million in the six months ended March 31, 2000. The cash used for investing activities during the six months ended March 31, 2001 was primarily the result of net purchases of available-for-sale securities of $54.4 million. We made an additional investment of $14.3 million in Semiconductor Manufacturing International Corp ("SMIC"), a foundry currently under construction in Shanghai, China. We made other investments of $3.3 million, including $2.8 million for a 22% interest in E-CMOS a semiconductor company located in Hsin-Chu, Taiwan. We generated $40.7 million from the sale of our investment in WaferTech to TSMC. We also generated $13.3 million from the sale of shares of ICSI stock and $6.2 million for the of NexFlash shares. The cash used for investing activities for the six months ended March 31, 2000 was primarily the result of net purchases of available-for-sale securities of $36.0 million.

     In the six months ended March 31, 2001, we made capital expenditures of approximately $2.8 million for engineering tools and computer software. We expect to spend approximately $10.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $1.9 million from financing activities during the six months ended March 31, 2001 compared to $94.8 million in the six months ended March 31, 2000. Cash generated from financing activities for the six months ended March 31, 2001 was primarily the result of proceeds from the issuance of common stock of $2.0 million from option exercises and sales under our employee stock purchase plan. The cash generated in the six months ended March 31, 2000 included net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.6 million.

     In June 1998, we sold approximately 46% of ICSI to a group of private investors. In fiscal 1999 and fiscal 2000, we sold more of our holdings in ICSI to private investors. In the three months ended December 31, 2000, we received $5.1 million from the sale of shares of ICSI under the 1998 ISSI-Taiwan Stock Plan. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, we recorded gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million. As of March 31, 2001 we owned approximately 31% of ICSI.

     In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we have committed to invest $30.0 million. We have received certain capacity commitments from SMIC. In the six months ended March 31, 2001, we made an additional investment of $14.3 million in SMIC. As of March 31, 2001, we had invested $18.9 million in this foundry, and an additional $11.1 million is expected to be invested in fiscal year 2002.

     In June 1996, we entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. In December 2000, we sold our investment of $23.5 million in WaferTech to TSMC for $40.7 million resulting in a pre-tax gain of $17.2 million.

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

     We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing or debt financing. From time to time, we may also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.


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

     -  cancellation of existing orders or the failure to secure new orders;

     -  oversupply of memory products in the market;

     - our failure to introduce new products and to implement technologies on a timely basis;

     -  market acceptance of ours and our customers' products;

     -  the failure to anticipate changing customer product requirements;

     -  fluctuations in manufacturing yields;

     -  failure to deliver products to customers on a timely basis;

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

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. We were profitable for fiscal 2000 and the first six months of fiscal 2001. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

     A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended March 31, 2001, our net sales decreased by 20% to $52.0 million from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products. We anticipate that sales will decrease again in the three months ended June 30, 2001. Further, we anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In that regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. We anticipate a further decline in the average selling prices for certain of our products in the three months ended June 30, 2001. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE. IN THE PAST, SUCH SHIFTS HAVE RESULTED IN SIGNIFICANT INVENTORY WRITE-DOWNS.

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the three months ended March 31, 2001, we recorded inventory write-downs of $11.7 million. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. In fiscal 1998, we recorded inventory write-downs of $23.0 million. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily SRAMs, and, to a lesser extent, excess inventory.

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

FOUNDRY CAPACITY CAN BE LIMITED AND WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

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

     -  option payments or other prepayments to foundries; or

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

ANY DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     A majority of our products are incorporated into products such as internet access devices, networking equipment, and telecom/mobile communications devices. Historically, these markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. These markets are currently experiencing severely depressed business conditions which are adversely affecting our business.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR A HIGH PERCENTAGE OF OUR SALES, AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD CAUSE A DECLINE IN OUR PROFITS.

        Sales to Flextronics International accounted for approximately 16% of total net sales for the six months ended March 31, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of total net sales for the six months ended March 31, 2001. Sales to 3Com accounted for approximately 8% of total net sales for the six months ended March 31, 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 12% of total net sales for the six months ended March 31, 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of net sales, respectively. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     In the six months ended March 31, 2001, approximately 55% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 20% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

     -  economic conditions in Asia, particularly Taiwan and China;

     -  changes in trade policy and regulatory requirements;

     -  duties, tariffs and other trade barriers and restrictions;

     -  the burdens of complying with foreign laws;

     -  foreign currency fluctuations;

     -  difficulties in collecting foreign accounts receivable; and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on Tuesday, February 6, 2001 at 3:00 p.m., local time, in San Jose, California.

        (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified:

                                              Votes                 Votes
          Name of Nominee                    in Favor              Withheld
          ---------------                    --------              --------
          Jimmy S.M. Lee                    22,837,689              982,910
          Thomas C. Endicott                22,839,731              980,868
          Pauline Lo Alker                  22,839,773              980,826
          Lip-Bu Tan                        22,841,744              978,855
          Hide L. Tanigami                  22,841,144              979,455
          Chun Win Wong                     19,423,165            4,397,434

        (b) The Company's stockholders approved an amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 250,000 shares to an aggregate of 1,950,000 shares the number of shares reserved for grant thereunder, with 23,242,991 votes in favor and 541,672 votes against.

        (c) The Company's stockholders approved an amendment to the Company's 1998 Stock Plan to increase by 500,000 shares the number of shares reserved for grant thereunder, with 13,969,917 votes in favor and 9,814,342 votes against.

        (d) The Company's stockholders the ratification and appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2001, with 23,772,395 votes in favor, and 24,117 votes against.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as a part of this report.

            Exhibit 3.3 Bylaws of Integrated Silicon Solution, Inc., as amended.

        (b) Reports on Form 8-K.

            The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Integrated Silicon Solution, Inc.
                                         --------------------------------------
                                         (Registrant)


Dated: May 15, 2001                      /s/ Gary L. Fischer
                                         --------------------------------------
                                         Gary L. Fischer
                                         President, Chief Operating Officer
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit                 Description
       -------                 -----------
         3.3     Bylaws of Integrated Silicon Solution, Inc., as amended.