Form 10-Q
period 2001-06-30
INTEGRATED SILICON SOLUTION INC
filed 2001-08-14
CIK 854701

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                        000-23084
                       ---------------------------------------------------------


                        INTEGRATED SILICON SOLUTION, INC.

               Delaware                                77-0199971
     --------------------------------             -----------------------
     (State or other jurisdiction of                 (I.R.S Employer
     incorporation or organization)                Identification No.)

     2231 Lawson Lane, Santa Clara, California              95054
     ---------------------------------------------------------------------------
     (Address of principal executive offices)             zip code

     Registrant's telephone number, including area code  (408) 588-0800
                                                       -------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of outstanding shares of the registrant's Common Stock as of August 3, 2001 was 26,481,903

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except per share data)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                    -------------------------      -------------------------
                                                       2001            2000           2001            2000
                                                    ---------       ---------      ---------       ---------
Net sales (See Note 13)                             $  20,013       $  38,512      $ 137,265       $  91,795
Cost of sales                                          23,513          26,173        115,131          64,376
                                                    ---------       ---------      ---------       ---------
Gross profit (loss)                                    (3,500)         12,339         22,134          27,419
                                                    ---------       ---------      ---------       ---------

Operating Expenses:
  Research and development                              6,375           4,799         19,704          12,615
  Selling, general and administrative                   4,399           4,146         16,517          10,775
                                                    ---------       ---------      ---------       ---------
    Total operating expenses                           10,774           8,945         36,221          23,390
                                                    ---------       ---------      ---------       ---------

Operating income (loss)                               (14,274)          3,394        (14,087)          4,029
Other income (expense), net                             1,350           1,487          4,702           1,947
Gain on sale of ICSI                                    1,753             847          8,046             847
Gain on sale of other investments                          --              --         22,470              --
                                                    ---------       ---------      ---------       ---------
Income (loss) before income taxes and
  equity in net income of affiliated companies        (11,171)          5,728         21,131           6,823
Provision  (benefit) for income taxes                  (9,163)            400         (1,087)            600
                                                    ---------       ---------      ---------       ---------

Net income (loss) before equity in
  net income (loss) of affiliated companies            (2,008)          5,328         22,218           6,223

Equity in net income (loss) of
  affiliated companies                                 (1,695)          4,154          3,623           7,138
                                                    ---------       ---------      ---------       ---------

Net income (loss)                                   $  (3,703)      $   9,482      $  25,841       $  13,361
                                                    =========       =========      =========       =========

Basic income (loss) per share                       $   (0.14)      $    0.37      $    0.99       $    0.59
                                                    =========       =========      =========       =========
Shares used in basic per share calculation             26,337          25,349         26,084          22,573
                                                    =========       =========      =========       =========

Diluted income (loss) per share                     $   (0.14)      $    0.34      $    0.93       $    0.53
                                                    =========       =========      =========       =========
Shares used in diluted per share calculation           26,337          28,113         27,699          25,186
                                                    =========       =========      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                    -----------------------       -----------------------
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------

Net income (loss)                                   $ (3,703)      $  9,482       $ 25,841       $ 13,361

Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment        (1,387)          (143)        (1,921)           927
                                                    --------       --------       --------       --------

Comprehensive income (loss)                         $ (5,090)      $  9,339       $ 23,920       $ 14,288
                                                    ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               JUNE 30,      SEPTEMBER 30,
                                                                 2001            2000
                                                             -----------     -------------
                                                             (unaudited)         (1)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                   $  10,747       $  38,778
  Short-term investments                                        109,550          58,800
  Accounts receivable                                            18,830          26,525
  Accounts receivable from related parties (See Note 13)            759           1,526
  Inventories                                                    62,459          63,217
  Other current assets                                            4,654           1,271
                                                              ---------       ---------

Total current assets                                            206,999         190,117
Property, equipment, and leasehold improvements, net              8,067           5,429
Other assets                                                     50,702          65,178
                                                              ---------       ---------
Total assets                                                  $ 265,768       $ 260,724
                                                              =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  11,058       $  20,411
  Accounts payable to related parties (See Note 13)               1,928          13,043
  Accrued compensation and benefits                               2,859           2,424
  Accrued expenses                                                7,640           7,513
  Income tax payable                                              4,019             648
  Current portion of long-term obligations                          152             140
                                                              ---------       ---------

Total  current liabilities                                       27,656          44,179
Income tax payable - non-current                                     --           4,996
Long-term obligations                                               198             314

Stockholders' equity:
  Preferred stock                                                    --              --
  Common stock                                                        3               3
  Additional paid-in capital                                    220,590         217,845
  Retained earnings (accumulated deficit)                        23,015          (2,826)
  Accumulated comprehensive income                               (5,690)         (3,769)
  Unearned compensation                                              (4)            (18)
                                                              ---------       ---------

Total stockholders' equity                                      237,914         211,235
                                                              ---------       ---------
Total liabilities and stockholders' equity                    $ 265,768       $ 260,724
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $ 25,841       $ 13,361
  Gain on sale of investments                                                     (30,516)          (847)
  Depreciation and amortization                                                     2,513          2,377
  Equity in net income of affiliated companies                                     (3,623)        (7,138)
  Other charges to net income not affecting cash                                       --            200
  Net effect of changes in current and other assets and current liabilities       (13,750)       (20,140)
                                                                                 --------       --------
     Cash used in operating activities                                            (19,535)       (12,187)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (5,151)        (2,951)
  Purchases of available-for-sale securities                                      (81,300)       (55,450)
  Sales of available-for-sale securities                                           30,550         12,350
  Proceeds from partial sale of Integrated Circuit Solution, Inc. ("ICSI")         15,484          3,255
  Investment in WaferTech, LLC ("WaferTech")                                           --         (2,667)
  Proceeds from the sale of WaferTech                                              40,669             --
  Investment in NexFlash                                                               --         (1,361)
  Proceeds from partial sale of NexFlash                                            6,167             --
  Investment in Semiconductor Manufacturing International Corp. ("SMIC")          (14,250)            --
  Other investments                                                                (3,320)          (200)
                                                                                 --------       --------
     Cash used in investing activities                                            (11,151)       (47,024)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            2,759         96,113
  Principal payments on notes payable and long-term obligations                      (104)          (113)
                                                                                 --------       --------
     Cash provided by financing activities                                          2,655         96,000
                                                                                 --------       --------


Net increase (decrease) in cash and cash equivalents                              (28,031)        36,789
Cash and cash equivalents at beginning of period                                   38,778         15,975
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 10,747       $ 52,764
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

      Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2. CONCENTRATIONS

      In the three months ended June 30, 2001, no individual customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 11% of total net sales for the three months ended June 30, 2000, and approximately 14% and 12% of total net sales for the nine months ended June 30, 2001 and June 30, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash, cash equivalents and short-term investments consisted of the following:


                                                       (In thousands)

                                                    JUNE 30      SEPTEMBER 30
                                                      2001          2000
                                                    --------     ------------
      Cash                                          $  5,224      $ 10,624
      Money market instruments                         5,523        28,154
      Municipal bonds due in more than 3 years       109,550        58,800
                                                    --------      --------
                                                    $120,297      $ 97,578
                                                    ========      ========

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INVENTORIES

      The following is a summary of inventories by major category: (In thousands)



                                                    JUNE 30      SEPTEMBER 30
                                                      2001           2000
                                                    -------      ------------
      Purchased components                          $12,025        $17,566
      Work-in-process                                   662         11,737
      Finished goods                                 49,772         33,914
                                                    -------        -------
                                                    $62,459        $63,217
                                                    =======        =======

5. OTHER ASSETS

      Other assets consisted of the following: (In thousands)


                                                 JUNE 30      SEPTEMBER 30
                                                   2001           2000
                                                 -------      ------------
   Investment in ICSI                            $26,017        $31,525
   Investment in WaferTech, LLC                       --         23,467
   Investment in SMIC                             18,850          4,600
   Other                                           5,835          5,586
                                                 -------        -------
                                                 $50,702        $65,178
                                                 =======        =======


6. INCOME TAXES

      The Company recorded a benefit for income taxes of $9,163,000 for the three months ended June 30, 2001 and $1,087,000 for the nine months ended June 30, 2001. The income tax provision for the three months and nine months ended June 30, 2000 was $400,000 and $600,000 respectively, consisting of taxes on foreign earnings and foreign withholding taxes.

                        INTEGRATED SILICON SOLUTION, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  ------------------------      --------------------
                                                                     2001            2000         2001         2000
                                                                  ----------       -------      -------      -------
Numerator for basic and diluted net income (loss) per share:
Net income (loss)                                                 $   (3,703)      $ 9,482      $25,841      $13,361
                                                                  ==========       =======      =======      =======
Denominator for basic net income (loss) per share:
   Weighted average common shares outstanding                         26,337        25,349       26,084       22,573
Dilutive stock options                                                    --         2,461        1,592        2,186
Dilutive warrants                                                         --           303           23          427
                                                                  ----------       -------      -------      -------
Denominator for diluted net income (loss) per share                   26,337        28,113       27,699       25,186
                                                                  ==========       =======      =======      =======

Basic net income (loss) per share                                 $    (0.14)      $  0.37      $  0.99      $  0.59
                                                                  ==========       =======      =======      =======
Diluted net income (loss) per share                               $    (0.14)      $  0.34      $  0.93      $  0.53
                                                                  ==========       =======      =======      =======


      The above diluted calculation for the three months ended June 30, 2001 does not include approximately 4,154,000 shares attributable to options as of June 30, 2001 as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 2001 and 2000 does not include approximately 826,000 and 107,000 shares attributable to options as of June 30, 2001 and 2000, respectively, as their impact would be anti-dilutive.

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

                        INTEGRATED SILICON SOLUTION, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

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

11. LONG TERM OBLIGATIONS

      The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At June 30, 2001, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at June 30, 2001 amounted to $237,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principal and interest payments were $349,908 and $43,000, respectively, at June 30, 2001.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. GEOGRAPHIC AND SEGMENT INFORMATION

      The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:


                                                  NINE MONTHS ENDED
                                                       JUNE 30,
                                                 2001            2000
                                              ---------       ---------
                                                   (IN THOUSANDS)
Net Sales
   To customer from U.S. operations           $ 122,459       $  78,828
   To customer from Hong Kong operations         14,806          12,967
   Intercompany from U.S.                        14,965          12,969
   Intercompany from Hong Kong                      372           1,091
                                              ---------       ---------
                                                152,602         105,855
                                              ---------       ---------
   Eliminations                                 (15,337)        (14,060)
                                              ---------       ---------
   Total net sales                            $ 137,265       $  91,795
                                              =========       =========

Operating income (loss)
   U.S. operations                            $ (12,997)      $   3,470
   Hong Kong operations                            (938)          1,133
   China operations                                (385)             --
                                              ---------       ---------
                                                (14,320)          4,603
                                              ---------       ---------
   Eliminations                                    (233)           (574)
                                              ---------       ---------
   Total operating income                     $ (14,087)      $   4,029
                                              =========       =========

Long-lived assets
   U.S. operations                            $   7,335       $   5,510
   Hong Kong operations                             483             227
   China operations                                 249              --
                                              ---------       ---------
   Total long-lived assets                    $   8,067       $   5,737
                                              =========       =========

13. RELATED PARTY TRANSACTIONS

      For the nine months ended June 30, 2001 and June 30, 2000, the Company sold approximately $189,000 and $916,000, respectively, of memory products to Integrated Circuit Solution, Inc. ("ICSI") in which the Company currently has approximately a 31% ownership. The Company also provides services and licenses certain products to ICSI. At June 30, 2001 and September 30, 2000, the Company had an accounts receivable balance from ICSI of approximately $179,000 and $709,000, respectively.

      The Company purchases goods and contract manufacturing services from ICSI. For the nine months ended June 30, 2001 and June 30, 2000, purchases of goods and services were approximately $12,775,000 and $54,826,000, respectively. At June 30, 2001 and September 30, 2000, the Company had an accounts payable balance to ICSI of approximately $1,523,000 and $12,997,000, respectively.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      For the nine months ended June 30, 2001 and June 30, 2000, the Company sold approximately $0 and $212,000, respectively, of memory products to NexFlash Technology, Inc. ("NexFlash"), in which the Company currently has approximately a 14% ownership. In addition, the Company received approximately $177,000 and $139,000 of sublease income from NexFlash in the nine months ended June 30, 2001 and June 30, 2000, respectively. The Company also provides NexFlash various administrative support services for which it is reimbursed. At June 30, 2001 and September 30, 2000, the Company had an accounts receivable balance from NexFlash of approximately $252,000 and $343,000, respectively.

      The Company purchases goods and services from NexFlash. For the nine months ended June 30, 2001 and June 30, 2000, purchases of goods and services were approximately $0 and $348,000, respectively. At June 30, 2001 and September 30, 2000, the Company had an accounts payable balance to NexFlash of approximately $0 and $46,000, respectively.

      The Company provides goods and services to GetSilicon, Inc.
("GetSilicon"), an equity investee, in which the Company currently has approximately a 31% ownership. For the nine months ended June 30, 2001 and June 30, 2000, the Company provided goods and services of approximately $519,000 and $0, respectively, to GetSilicon. At June 30, 2001, the Company had an accounts receivable balance from GetSilicon of approximately $217,000.

      In January 2001, the Company entered into an agreement for business-to-business data exchange and application services with GetSilicon. For the nine months ended June 30, 2001, the purchase of services under this agreement was approximately $140,000. At June 30, 2001, the Company had an accounts payable balance to GetSilicon of approximately $140,000.

      For the nine months ended June 30, 2001, the Company sold approximately $110,000 of memory products to E-CMOS Technology Corporation ("E-CMOS"), an equity investee, in which the Company currently has approximately a 22% ownership. At June 30, 2001, the Company had an accounts receivable balance from E-CMOS of approximately $110,000.

      The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At June 30, 2001, the Company had an accounts payable balance to E-CMOS of approximately $265,000.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INCORPORATION ("ICSI")

      The following summarizes financial information for ICSI, an equity investee. (In thousands)

                                                              JUNE 30,        SEPTEMBER 30,
                                                                2001              2000
                                                             ---------        ------------
     Current assets                                           $ 84,986          $109,428
     Property, plant, and equipment and other assets            49,012            45,873
     Current liabilities                                        35,837            53,037
     Long-term debt                                             11,751            15,517



                                                 NINE MONTHS ENDED
                                                      JUNE 30,
                                               2001              2000
                                             --------          --------
     Net sales                               $ 99,898          $107,991
     Gross profit                              29,129            32,192
     Net income                                15,344            19,452

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

      In February 2001, the Company, along with other shareholders, sold a portion of its ownership in NexFlash to Winbond International Corporation for $6.2 million, resulting in a gain of $5.3 million. As a result of this transaction, the Company's ownership percentage of NexFlash decreased from approximately 32% to approximately 14%. Subsequent to the completion of the transaction, the Company accounts for NexFlash on the cost basis.

      In February 2001, the Company invested $2.8 million for approximately 22% of E-CMOS Technology Corporation ("E-CMOS") located in Hsin-Chu, Taiwan, R.O.C. The Company is accounting for E-CMOS on the equity basis and recording its percentage gain or loss on a one quarter lag.

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

RESULTS OF OPERATIONS

      Our financial results for fiscal 2001 and fiscal 2000 reflect accounting for ICSI and GetSilicon on the equity basis and include our percentage share of the results of their respective operations. Our financial results for fiscal 2001 and for fiscal 2000 through the period ended January 31, 2001 reflect accounting for NexFlash on the equity basis and include our percentage share of the results of its operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. At June 30, 2001, we owned approximately 31% of ICSI, approximately 14% of NexFlash and approximately 31% of GetSilicon.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 48% to $20.0 million in the three months ended June 30, 2001 from $38.5 million in the three months ended June 30, 2000. The decrease in sales was principally due to a decrease in unit shipments of our SRAM products, primarily our 256K and 1024K SRAM products. In addition, the average selling prices of our DRAM products generally decreased in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ended September 30, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. In this regard, we experienced a decrease in unit shipments for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001.

      In the three months ended June 30, 2001, no individual customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 11% of total net sales for the three months ended June 30, 2000. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

      Gross profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased to $(3.5) million in the three months ended June 30, 2001 from $12.3 million in the three months ended June 30, 2000. As a percentage of net sales, gross profit decreased to (17.5)% in the three months ended June 30, 2001 from 32.0% in the three months ended June 30, 2000. In the three months ended June 30, 2001, we recorded an inventory write-down of $9.0 million, predominately for lower of cost or market accounting on certain of our products, primarily DRAMs. Excluding the inventory write-downs in the three months ended June 30, 2001, gross profit for the period was $5.5 million or 27.5% of net sales. Excluding the inventory write-downs in the three months ended June 30, 2001, the decrease in gross profit was principally due to a decrease in unit shipments of our SRAM products, primarily our 256K and 1024K SRAM products. In addition, while the gross margin percentage for our SRAM products increased in the three months ended June 30, 2001 compared to the three months ended June 30, 2000, the gross margin percentage for our DRAM products declined significantly, resulting in a gross margin percentage that declined overall. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ending September 30, 2001. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

      Research and Development. Research and development expenses increased by 33% to $6.4 million in the three months ended June 30, 2001 from $4.8 million in the three months ended June 30, 2000. As a percentage of net sales, research and development expenses increased to 31.9% in the three months ended June 30, 2001 from 12.5% in the three months ended June 30, 2000. The increase in absolute dollars was primarily the result of increased expenses related to the development of new products and, to a lesser extent, an increase in engineering personnel and payroll related expenses. As a result of expense controls instituted in light of current economic conditions, we anticipate that our research and development expenses will remain constant or decrease slightly in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

      Selling, General and Administrative. Selling, general and administrative expenses increased by 6% to $4.4 million in the three months ended June 30, 2001 from $4.1 million in the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 22.0% in the three months ended June 30, 2001 from 10.8% in the three months ended June 30, 2000. The increase in absolute dollars was primarily the result of increased payroll related expenses as a result of the addition, prior to the economic slow-down, of marketing, sales and administrative personnel and increased consulting fees. These increases were partially offset by a decrease in selling commissions associated with lower revenues in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a result of expense controls instituted in light of current economic conditions, we expect our selling, general and administrative expenses will remain constant or decrease slightly in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

      Gain on sale of investments. The gain on sale of investment increased to $1.8 million in the three months ended June 30, 2001 from $0.8 million in the three months ended June 30, 2000. In the three months ended June 30, 2001, we sold shares of ICSI in the public market and received gross proceeds of approximately $2.3 million resulting in a gain of approximately $1.7 million. In the three months ended June 30, 2000, we sold shares in ICSI to a group of private investors for $3.3 million, resulting in a pre-tax gain of $0.8 million.

      Other income (expense), net. Other income (expense), net decreased by $0.1 million to approximately $1.4 million in the three months ended June 30, 2001 from $1.5 million in the three months ended June 30, 2000. The decrease resulted from decreased interest income as the impact of the decline in interest rates more than offset interest earned on the higher cash balances from the sale of our investments in WaferTech, NexFlash and ICSI.

      Provision (benefit) for income taxes. The Company recorded a benefit for income taxes of $9.2 million for the three months ended June 30, 2001. The benefit for income taxes for the three months ended June 30, 2001 includes a benefit of approximately $5.0 million for the reversal of taxes accrued for foreign operations for which the statute has now expired. Excluding this benefit, the Company is recording a tax expense of 18.5% for the nine months ended June 30, 2001. This tax expense reflects foreign taxes on profits in foreign jurisdictions and the reversal of valuation allowances previously established. The 18.5% effective tax rate is based on current tax law, the current estimate of earnings, and the expected distribution of income among various tax jurisdictions and is subject to change. The income tax provision for the three months ended June 30, 2000 was $0.4 million, consisting of taxes on foreign earnings and foreign withholding taxes.

      Equity in net income (loss) of affiliated companies. Equity in net income
(loss) of affiliated companies decreased by $5.8 million to $(1.7) million in the three months ended June 30, 2001 from $4.2 million in the three months ended June 30, 2000. This primarily reflects a decrease in income from our percentage share of ICSI's financial results in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

      Net Sales. Net sales increased by 50% to $137.3 million in the nine months ended June 30, 2001, from $91.8 million in the nine months ended June 30, 2000. The increase in sales was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 128K x 16, 64K x 16, and 256K x 16 SRAM products, as well as increased unit shipments of 16 megabit DRAM products. In addition, the average selling prices of our SRAM products generally increased in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ended September 30, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products. In this regard, we experienced a decrease in unit shipments for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001.

      Sales to Flextronics International accounted for approximately 14% and 12% of total net sales for the nine months ended June 30, 2001 and June 30, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 16% of total net sales for the nine months ended June 30, 2001. Sales to 3Com for both the nine months ended June 30, 2001 and 2000, were less than 10% of total net sales. However, shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of total net sales for the nine months ended June 30, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

      Gross Profit. Gross profit decreased 19% to $22.1 million in the nine months ended June 30, 2001, from $27.4 million in the nine months ended June 30, 2000. As a percentage of net sales, gross profit decreased to 16.1% in the nine months ended June 30, 2001 from 29.9% in the nine months ended June 30, 2000. We recorded inventory write-downs of $9.0 million and $11.7 million in the three months ended June 30, 2001 and March 31, 2001, respectively. These write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. Excluding the inventory write-downs in the nine months ended June 30, 2001, gross profit for the period was $42.8 million or 31.2% of net sales. Excluding the inventory write-downs in the nine months ended June 30, 2001, the increase in gross profit was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 128K x 16, 64K x 16, and 256K x 16 SRAM products. In addition, increases in the average selling prices of our SRAM products in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2001 more than offset any increases in product costs while certain product costs declined resulting in higher gross margins. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ending September 30, 2001. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

      Research and Development. Research and development expenses increased by 56% to $19.7 million in the nine months ended June 30, 2001, from $12.6 million in the nine months ended June 30, 2000. As a percentage of net sales, research and development expenses increased to 14.4% in the nine months ended June 30, 2001, from 13.7% in the nine months ended June 30, 2000. The increase in absolute dollars was primarily the result of increased expenses related to the development of new products and an increase in engineering personnel and payroll related expenses. As a result of expense controls instituted in light of current economic conditions, we anticipate that our research and development expenses will remain constant or decrease slightly in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

      Selling, General and Administrative. Selling, general and administrative expenses increased by 53% to $16.5 million in the nine months ended June 30, 2001 from $10.8 million in the nine months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 12.0% in the nine months ended June 30, 2001, from 11.7% in the nine months ended June 30, 2000. The increase in absolute dollars was primarily the result of increased payroll related expenses as a result of the addition, prior to the economic slow-down, of marketing, sales and administrative personnel. In addition, selling commissions increased as a result of higher revenues in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. As a result of expense controls instituted in light of current economic conditions, we expect our selling, general and administrative expenses will remain constant or decrease slightly in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

      Gain on sale of investments. The gain on sale of investment increased to $8.0 million in the nine months ended June 30, 2001 from $0.8 million in the nine months ended June 30, 2000. In the three months ended December 31, 2000, we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by us in the initial public offering and subsequently, we received gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million. In February 2001, we, along with other shareholders, sold a portion of our ownership in NexFlash to Winbond International Corporation for $6.2 million resulting in a gain of $5.3 million. In the three months ended June 30, 2001, we sold shares of ICSI in the public market and received gross proceeds of approximately $2.3 million resulting in a gain of approximately $1.7 million. The nine months ended June 30, 2000 includes a pre-tax gain of approximately $0.8 million in the June 2000 quarter related to the sale of shares of ICSI.

      Other income (expense), net. Other income (expense), net increased by $2.8 million to $4.7 million in the nine months ended June 30, 2001 from $1.9 million in the nine months ended June 30, 2000. The increase resulted from increased interest income as a result of higher cash balances from the sale of investments and our follow-on public stock offering in February 2000.

      Equity in net income of affiliated companies. Equity in net income of affiliated companies decreased by $3.5 million to $3.6 million in the nine months ended June 30, 2001 from $7.1 million in the nine months ended June 30, 2000. This primarily reflects a decrease in income from our percentage share of ICSI's financial results in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000.

      Provision (benefit) for income taxes. The Company recorded a benefit for income taxes of $1.1 million for the nine months ended June 30, 2001. The benefit for income taxes for the nine months ended June 30, 2001 includes a benefit of approximately $5.0 million for the reversal of taxes accrued for foreign operations for which the statute has now expired. Excluding this benefit, the Company is recording a tax expense of 18.5% for the nine months ended June 30, 2001. This tax expense reflects foreign taxes on profits in foreign jurisdictions and the reversal of valuation allowances previously established. The 18.5% effective tax rate is based on current tax law, the current estimate of earnings, and the expected distribution of income among various tax jurisdictions and is subject to change. The income tax provision for the nine months ended June 30, 2000 was $0.6 million, consisting of taxes on foreign earnings and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $120.3 million. During the nine months ended June 30, 2001, operating activities used cash of approximately $19.5 million. Cash used by operations was primarily due to decreases in accounts payable of $20.5 million. In addition, decreases in accounts receivable of $8.5 million were partially offset by net income of $25.8 million adjusted for the gain on the sale of investments of $30.5 million, equity in net income of affiliated companies of $3.6 million and depreciation of $2.5 million.

      In the nine months ended June 30, 2001, we used $11.2 million for investing activities compared to $47.0 million in the nine months ended June 30, 2000. The cash used for investing activities during the nine months ended June 30, 2001 was primarily the result of net purchases of available-for-sale securities of $50.8 million partially offset by proceeds of $40.7 million from the sale of our investment in WaferTech to TSMC. We also made an additional investment of $14.3 million in Semiconductor Manufacturing International Corp ("SMIC"), a foundry currently under construction in Shanghai, China. We made other investments of $3.3 million, including $2.8 million for a 22% interest in E-CMOS a semiconductor company located in Hsin-Chu, Taiwan. We also generated $15.5 million from the sale of shares of ICSI stock and $6.2 million from the sale of NexFlash shares. The cash used for investing activities for the nine months ended June 30, 2000 was primarily the result of net purchases of available-for-sale securities of $43.1 million.

      In the nine months ended June 30, 2001, we made capital expenditures of approximately $5.2 million for engineering tools and computer software. We expect to spend approximately $10.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

      We generated $2.7 million from financing activities during the nine months ended June 30, 2001 compared to $96.0 million in the nine months ended June 30, 2000. Cash generated from financing activities for the nine months ended June 30, 2001 was primarily the result of proceeds from the issuance of common stock of $2.8 million from option exercises and sales under our employee stock purchase plan. The cash generated in the nine months ended June 30, 2000 included net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.6 million.

      In June 1998, we sold approximately 46% of ICSI to a group of private investors. In fiscal 1999 and fiscal 2000, we sold more of our holdings in ICSI to private investors. In the three months ended December 31, 2000, we received $5.1 million from the sale of shares of ICSI under the 1998 ISSI-Taiwan Stock Plan. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, we received gross proceeds of approximately $8.1 million in the March 2001 quarter resulting in a gain of $6.3 million. The Company sold additional shares of ICSI in the June 2001 quarter and received gross proceeds of approximately $2.3 million resulting in a gain of approximately $1.7 million. As of June 30, 2001, we owned approximately 31% of ICSI.

      In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we committed to invest $30.0 million. In April 2001, the Company committed to invest an additional $10.0 million. We have received certain capacity commitments from SMIC. In the nine months ended June 30, 2001, we made an investment of $14.3 million in SMIC, bringing our total investment in this foundry as of June 30, 2001, to $18.9 million. An additional $21.1 million is expected to be invested in fiscal year 2002.

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

      o cancellation of existing orders or the failure to secure new orders;

      o oversupply of memory products in the market;

      o our failure to introduce new products and to implement technologies on a timely basis;

      o market acceptance of ours and our customers' products;

      o the failure to anticipate changing customer product requirements;

      o fluctuations in manufacturing yields;

      o failure to deliver products to customers on a timely basis;

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

WE HAVE A RECENT HISTORY OF LOSSES, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

      We incurred a loss of $3.7 million in the three months ended June 30, 2001. We were profitable for fiscal 2000 and the first two quarters of fiscal 2001. We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

      A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products. Further, we anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

      Competitive pricing pressures due to an industry-wide oversupply of wafer capacity resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In that regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2001 as compared to the three months ended March 31, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ended September 30, 2001. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE. IN THE PAST, SUCH SHIFTS HAVE RESULTED IN SIGNIFICANT INVENTORY WRITE-DOWNS.

      Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the three months ended June 30, 2001 and March 31, 2001, we recorded inventory write-downs of $9.0 and $11.7 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. In fiscal 1998, we recorded inventory write-downs of $23.0 million. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily SRAMs, and, to a lesser extent, excess inventory.

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

      We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory writedowns for excess inventory of approximately $5.4 million for fiscal year 1998. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

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

      Sales to Flextronics International accounted for approximately 14% of total net sales for the nine months ended June 30, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 16% of total net sales for the nine months ended June 30, 2001. Sales to 3Com accounted for approximately 7% of total net sales for the nine months ended June 30, 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of total net sales for the nine months ended June 30, 2001. In fiscal 2000, no single individual accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999 and 1998, one customer, 3Com, accounted for approximately 20% and 19% of net sales, respectively. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

      In the nine months ended June 30, 2001, approximately 54% of our net sales was attributable to customers located in the United States, 24% was attributable to customers located in Europe and 22% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will also depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

      We are subject to the risks of conducting business internationally, including:

      o economic conditions in Europe and Asia, particularly Taiwan and China;

      o changes in trade policy and regulatory requirements;

      o duties, tariffs and other trade barriers and restrictions;

      o the burdens of complying with foreign laws;

      o foreign currency fluctuations;

      o difficulties in collecting foreign accounts receivable; and

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

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN OUR KEY TECHNICAL AND MANAGEMENT PERSONNEL.

      Our success depends upon the continued service of key technical and management personnel, including Jimmy S.M. Lee, Chairman and Chief Executive Officer, and Gary L. Fischer, President and Chief Operating Officer, as well as on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our executive officers. The loss of the service of one or more of our key personnel could materially and adversely affect our business and operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibits are filed as a part of this report.
                    None

               (b)  Reports on Form 8-K.
                    The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

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

                                      Integrated Silicon Solution, Inc.
                                      ---------------------------------
                                      (Registrant)


Dated:  August 14, 2001                /s/ Michael D. McDonald
                                       ------------------------
                                       Michael D. McDonald
                                       Vice President Finance
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)