Form 10-K
period 2001-09-30
INTEGRATED SILICON SOLUTION INC
filed 2001-12-17
CIK 854701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-23084


                        INTEGRATED SILICON SOLUTION, INC.
                        ---------------------------------
              (Exact name of Registrant as specified in its charter)

            DELAWARE                                     77-0199971
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2231 Lawson Lane, Santa Clara, California                      95054
-----------------------------------------                     --------
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

                                      NONE
                                ----------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on December 12, 2001, as reported by the Nasdaq National Market, was approximately $245.9 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on December 12, 2001 was 26,623,793.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on February 6, 2002 are incorporated by reference in
Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.     Business..............................................................................1

Item 2.     Properties............................................................................8

Item 3.     Legal Proceedings.....................................................................8

Item 4.     Submission of Matters to a Vote of Security Holders...................................8


PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.............9

Item 6.     Selected Consolidated Financial Data..................................................10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................10

Item 7a.    Market Risk Disclosures...............................................................22

Item 8.     Financial Statements and Supplementary Data...........................................23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure............................................................................47


PART III

Item 10.    Directors and Executive Officers of the Registrant....................................47

Item 11.    Executive Compensation................................................................47

Item 12.    Security Ownership of Certain Beneficial Owners and Management........................47

Item 13.    Certain Relationships and Related Transactions........................................47


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................47


SIGNATURES  ......................................................................................49

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Integrated Silicon Solution, Inc. ("ISSI") designs, develops and markets high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, computer peripherals, and other applications. Our high speed and low power static random access memories ("SRAM"), our low to medium density dynamic random access memories ("DRAM"), and our family of electrically erasable programmable read only memories ("EEPROM") enable customers to design products that meet the demanding connectivity and portability requirements of the wireless communications, data communications, and internet infrastructure markets. Our objective is to capitalize on major trends such as the proliferation of wireless devices, the expansion of the communications and Internet infrastructure, and other trends in electronics technologies.

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

     Our customers include industry leaders such as 3Com, Alcatel, Cisco, Ericsson, Hewlett-Packard, IBM, Lexmark, Motorola, Nokia and Seagate. Due to their size and influence, these customers generally drive memory volumes in their market segment and help define the direction of future memory products. Our products offer our customers numerous benefits, including:

     -    high performance and functionality;

     -    high quality and reliability;

     - leading-edge designs that facilitate the development of new, advanced systems; and

     -    advanced process technology.

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

     We believe that ISSI is a technology leader and that our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology gives us a competitive advantage. Our strategy is to:

     -    target high growth markets and applications;

     -    further penetrate industry leading customers;

     -    build collaborative relationships with leading edge foundries; and

     -    continually develop high performance products.

BACKGROUND

     ISSI was incorporated in California in October 1988 and changed its state of incorporation to Delaware in August 1993. Our principal executive offices are located at 2231 Lawson Lane, Santa Clara, California 95054, and our telephone number is (408) 588-0800.

     We have a wholly owned subsidiary in the People's Republic of China that focuses on sales, marketing and design and a subsidiary in Hong Kong that primarily focuses on research and development. We own approximately 29% of a public company in Taiwan (Integrated Circuit Solution, Inc. "ICSI", formerly known as ISSI-Taiwan). ICSI became a public company in Taiwan in January 2001 and is listed on the Taiwan Stock Exchange. We have periodically sold our shares in ICSI and our ownership was reduced in fiscal year 2001 from 39% to 29%. In October 1998, we transferred our Flash memory business to a newly formed company, NexFlash Technologies, Inc. ("NexFlash"). In February 2001, Winbond purchased approximately 50% of NexFlash stock and our ownership was reduced from 32% to approximately 14%. We own approximately 20% of GetSilicon Inc. ("GetSilicon"), a provider of collaborative supply chain management solutions. We also own approximately 22% of E-CMOS Corporation ("E-CMOS"), a fabless semiconductor company located in Taiwan.

PRODUCTS

     We are a focused supplier of a family of both high speed and ultra low power SRAMs, complementary low and medium density DRAMs, and other complementary memory products. In fiscal year 2001, we derived approximately 67% of our revenue from SRAMs, 27% from DRAMs, and 6% from other products.

SRAMS

     Our high performance SRAM products generally focus on either very high speed or very low power. Our first high speed SRAMs were shipped in 1990. More recently, driven by increasing demand in the hand-held and mobile markets, such as cellular phones, we have developed a low power family of 1.8 volt and 2.7 volt SRAM products for wireless applications. To date we have derived substantially all of our SRAM revenues from the sale of high speed SRAM products.

     We offer both asynchronous and synchronous high speed SRAMs. Our high speed asynchronous SRAMs are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, multimedia products, and industrial instrumentation. Current asynchronous SRAM densities include 64K (8K x 8), 256K (32K x 8), 512K (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x
16), 2 megabit (128K x 16 and 256K x 8), 3 megabit (128K x 24), 4 megabit (256K x 16 and 512K x 8), and 8 megabit (512K x 16). Our high speed synchronous SRAMs are used in a variety of networking and telecommunications applications. Current synchronous densities include 1 Megabit (32K x 32), 2 Megabit (64K x 32/36), 4 Megabit (256K x 16/18 and 128K x 32/36), 8 Megabit (256K x 32/36 and 512K x 18)
and 16 Megabit (512K x 32/36 and 1M x 18). Additional SRAM products are under development and are expected to include performance-leading features in speed, configuration, power levels, density, and packaging. For example, we helped form a consortium of leading SRAM suppliers to define the configuration, performance, and package specifications for a new 18 megabit synchronous SRAM, named SigmaRAM. We are developing a large portfolio of SigmaRAM products including common I/O, separate I/O, and double data rate options to address various application needs.

DRAMS

     Our low and medium density DRAM products complement our high performance SRAM products. They are typically sold through the same channels to the same end customers and enhance ISSI's position as an experienced memory supplier. Applications for our DRAMs include telecommunications base stations, personal digital assistants ("PDA"), set top boxes, networking equipment, disk drives, tape drives, and printers. We currently offer 4, 8, and 16 megabit Fast Page Mode ("FPM"), Extended Data Out ("EDO"), plus 4, 16 and 64 megabit SDRAM devices. Additional DRAM products, including low power SDRAMs, are under development. Our DRAM products are not targeted at the main memory DRAM market.

OTHER MEMORY PRODUCTS

     Our other memory products include high performance serial EEPROMs, embedded EEPROM products, and voice recording chips. Applications for these products include cellular phones, pagers, networking systems, modems, telephone sets, security systems, smart cards, video games, automobiles, and other consumer products.

DESIGN AND PROCESS TECHNOLOGY

     We believe that ISSI is a technology leader. In the semiconductor industry, wafer fabrication facilities often use memories in the development of advanced process technology because memory products are particularly well suited for process research and development. Our process development partnerships with TSMC and Chartered Semiconductor enable us to design memories at leading edge geometries. Currently, we are designing new products utilizing 0.18 micron, 0.15 micron, and 0.13 micron geometries. Our technology development engineers work closely with our manufacturing partners in this effort. The result is that we continue to produce SRAM products at the leading edge of worldwide semiconductor capabilities and we believe that our partnership development strategy gives us a competitive strength.

     Our design efforts focus on product specification, memory cell and array structure, circuit design, simulation, and layout. We invest in advanced computer aided design ("CAD") systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. We utilize focused design teams for new product development and can efficiently migrate proprietary design features to new generation products. We have design organizations in Santa Clara and in three Asian locations.

MANUFACTURING

     We combine our process technology expertise, foundry partnership strategy, and equity investment arrangements to form a hybrid of the fab and fabless business models which we call Fab-Lite. We do not own or operate our own wafer foundry but, because memory products are particularly well suited for the development of advanced process technology, we actively participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve the early introduction of advanced geometries for our high performance memory products, which results in increased performance and lower manufacturing costs. To date, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore.

     In June 1996, ISSI entered into a business venture called WaferTech, LLC with TSMC, Altera, Analog Devices, and private investors to build a wafer fabrication facility in Camas, Washington. The fabrication facility, which began production in 1998, is an advanced process technology facility capable of 0.35, 0.30, 0.25 and 0.18 micron process technology. In December 2000, we sold our investment of $23.5 million in WaferTech to TSMC for $40.7 million.

     In 2000, ISSI entered into a wafer fabrication facility investment agreement with Semiconductor Manufacturing International Corporation ("SMIC"), the first 8-inch foundry to be built in the People's Republic of China. Under the terms of this agreement, ISSI has committed to invest $30 million. In April 2001, ISSI committed to invest an additional $10.0 million, raising our total commitment to $40.0 million. ISSI has received certain capacity commitments from SMIC. As of September 30, 2001, ISSI had invested $18.9 million in this foundry, and $21.1 million is expected to be invested in fiscal year 2002.

     ISSI outsources its manufacturing process. The manufacturing of our products begins at our independent wafer foundry partners, principally TSMC and Chartered Semiconductor. Once the foundry has completed wafer processing, the wafers are then shipped to subcontractors for wafer testing. The wafers are then sawed or cut into individual memory chips and those that passed at wafer test are assembled into final packages. The completed memory device is then tested again at final test. Our U.S. headquarters develops and debugs test programs and test procedures. Third party subcontractors in Taiwan and Singapore perform the wafer sort, assembly and test operations. Our U.S. and Taiwan operations group performs subcontractor management. A comprehensive quality control program is in place. We are certified under ISO 9001 standards and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We are currently adopting the newest ISO standards, ISO 9000/2001.

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

CUSTOMERS AND MARKETING

     We have focused our marketing efforts on three major market segments that include Internet access devices, networking, and telecom/mobile communications. In addition, our memory chips are used in other market segments, including computer peripherals such as printers and automotive applications. We market our products through a direct sales force, independent sales representatives, and distributors. We have four distributors in North America and distributors in most of the countries of Western Europe, Japan and targeted countries in Asia. We continue to expand our marketing and sales activity. We have sales offices in the United States, Europe, Hong Kong, Taiwan, and the People's Republic of China. Our customers include a broad range of electronic system manufacturers such as Alcatel, Cisco Systems, 3Com, Ericsson, Hewlett-Packard, IBM, Lexmark, Motorola, Nokia and Seagate. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999, one customer, 3Com, accounted for approximately 20% of net sales.

     Our sales and marketing efforts are directed from our Santa Clara headquarters. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. See Note 13 of Notes to Consolidated Financial Statements.

     We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and the People's Republic of China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. We anticipate that sales to international customers will continue to represent a significant percentage of net sales. Substantially all of our foundries and assembly and test operations are located in Asia. Although we transact business predominately in U.S. dollars, we do have some transactions in New Taiwan ("NT") dollars, in Hong Kong ("HK") dollars and in China Renminbi ("RMB"). Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, and from time to time have taken action to hedge against such exposure, but have not to date adopted any formal hedging strategy. There can be no assurance that exchange rate fluctuations will not materially and adversely affect our business and operating results in the future.

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

COMPETITION

     The semiconductor memory market is intensely competitive and has been characterized by cyclical market conditions, an oversupply of product, price erosion, rapid technological change, short product life cycles, and foreign and domestic competition. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including wafer manufacturing over or under capacity and the resultant imbalances in supply and demand, product pricing, the rate at which OEM customers incorporate our products into their systems, the success of the OEM's products, access to advanced process technologies at competitive prices, product functionality, performance, and reliability, successful and timely product development, wafer supply, wafer costs, achievement of acceptable yields of functional die, the gain or loss of significant customers, the performance of our competitors and general economic conditions. We may not be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could materially and adversely affect our business and operating results.

     The SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the SRAM market, we compete with several major domestic and international semiconductor companies including Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology ("IDT"), Mitsubishi, Motorola, Samsung, and Winbond. We also compete with new and emerging companies such as Giga Semiconductor. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities, but have not previously participated in the SRAM market sector. We may not be able to compete successfully against any of these competitors.

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

PRODUCT WARRANTY

     Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is limited to replacement of defective items or return of amounts paid.

RESEARCH AND DEVELOPMENT

     Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of advanced process technologies and new memory circuit designs. We currently design most of our high performance memory products and jointly develop advanced process technology with our manufacturing partners from our headquarters in Santa Clara, California and three design centers in Asia operated by ISSI.

     New SRAM products in design include wide voltage (1.8v -- 3.3v) low power 2 meg, 4 meg and 8 meg asynchronous SRAMs, in addition to high speed 18 meg, 32 meg and 36 meg synchronous devices. These new synchronous SRAMs include the new industry-standard Sigma RAMs. We have several 64 meg DRAM devices under design. We are developing our new SRAM and DRAM products on industry leading 0.13, 0.15, and 0.18 micron process technologies. We are presently evaluating 0.10 micron process technology for our next generation products. In nonvolatile memory, our future products are expected to include 128K, 256K, and 512K density serial EEPROM devices. Our research and development expenditures in fiscal 2001, 2000, and 1999 were $25.3 million, $18.3 million, and $18.8 million, respectively.

PATENTS

     As of September 30, 2001, we held 67 U.S. patents. These patents expire between 2010 and 2021. We have four (4) additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

EMPLOYEES

     As of September 30, 2001, we had approximately 176 employees in the U.S., 32 in Taiwan, 31 in the People's Republic of China, and 16 in Hong Kong. Total employment, including subsidiaries is approximately 255 people. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS

Our executive officers and their ages as of September 30, 2001 are as follows:

Name                         Age       Position
Jimmy S.M. Lee               46        Chairman, Chief Executive Officer, and Director
Gary L. Fischer              50        President, Chief Operating Officer, and Director
Michael McDonald             48        Vice President, Chief Financial Officer, and Secretary
Paul Song                    46        Senior Vice President, Engineering

BACKGROUND OF EXECUTIVE OFFICERS

     Jimmy S.M. Lee has served as ISSI's Chief Executive Officer and a director since he co-founded the Company in October 1988. He also served as ISSI's president until May 2000. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, Inc., a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Prior thereto, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee has served as a director of ICSI since September 1990, as a director of NexFlash since October 1998, as chairman of the board of GetSilicon since July 2000, and as chairman of the board of E-CMOS since September 2001. Mr. Lee holds a M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

     Gary L. Fischer has served as ISSI's President and Chief Operating Officer since April 2001. He served as Executive Vice President and Chief Financial Officer from April 1995 to March 2001, and as Vice President and Chief Financial Officer from June 1993 to March 1995. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. He has also been a director of E-CMOS since November 2001. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

     Michael McDonald has served as Vice President and Chief Financial Officer since June 2001. He was Senior Vice President, Chief Financial Officer, and Secretary at REMEC, Inc., a manufacturer of wireless communications hardware, from 1997 to May 2001. From February 1984 to September 1997, Mr. McDonald was Chief Financial Officer at Magnum Microwave Corporation, a manufacturer of wireless communications hardware. Mr. McDonald holds an MBA degree from California Polytechnic State University, San Luis Obispo and a BS degree in mathematics from the University of San Francisco.

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

ITEM 2. PROPERTIES

     Our U.S. headquarters occupy a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which our executive offices, marketing, technology, product development groups and some research and development ("R&D") testing facilities are located. The lease on this building expires in February 2007. We sublease approximately 24,000 square feet and 9,000 square feet to third parties whose subleases expire in March 2003 and September 2003, respectively. We have additional field sales offices in the U.S. and Europe and sales and engineering offices in Asia.

ITEM 3. LEGAL PROCEEDINGS

     In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%.

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The DOC has suspended that review as a consequence of the court decision described below.

     We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. If no appeal is taken, or if any such appeal is unsuccessful, the antidumping case will be terminated, the order will be revoked, and we will be entitled to a full refund of our cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on our gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol ISSI since our initial public offering in February 1995. Prior to such date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

           Fiscal Year ending September 30, 2001        High        Low
                                                      -------     ------
Fourth quarter                                        $16.25      $ 8.55
Third quarter                                          16.65       11.13
Second quarter                                         21.25       11.75
First quarter                                          17.31        7.69

           Fiscal Year ending September 30, 2000        High       Low
                                                      -------     ------
Fourth quarter                                        $37.88      $14.13
Third quarter                                          41.81       15.50
Second quarter                                         32.06       12.81
First quarter                                          17.69        5.47


HOLDERS OF RECORD

     As of December 12, 2001, there were approximately 12,000 beneficial holders of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Fiscal Year Ended September 30,
                                        ------------------------------------------------------------------------
                                          2001           2000(2)        1999(2)          1998            1997
                                        ---------       ---------      ---------       ---------       ---------
                                                    (in thousands, except per share data)
Net sales                               $ 152,048       $ 141,923      $  83,309       $ 131,132       $ 108,261
Gross margin                                7,179          44,164         16,493           4,338          32,156
Operating income (loss)                   (38,845)         10,250        (14,184)        (53,053)        (10,776)
Net income (loss)                           1,115          25,026         (9,511)        (50,607)         (7,686)
Basic net income (loss) per share(1)         0.04            1.07          (0.48)          (2.67)          (0.43)
Diluted net income (loss) per share(1)       0.04            0.96          (0.48)          (2.67)          (0.43)

Working capital                           157,849         145,938         42,064          32,549          75,544
Total assets                              237,852         260,724        121,831         202,168         195,596
Total long-term obligations and
   current portion of long-term
   obligations                                314             454             --          15,466          20,101
Stockholders' equity                      214,437         211,235         88,778          90,920         134,567
Dividends paid                                 --              --             --              --              --

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Our financial results for fiscal 2001 and fiscal 2000 reflect accounting for ICSI and GetSilicon on the equity basis and include our percentage share of the results of their respective operations. Our financial results for fiscal 2001 reflect accounting for E-CMOS on the equity basis and include our percentage gain or loss of their results of operations on a one quarter lag. Our financial results for fiscal 2001 through the period ended January 31, 2001 and for fiscal 2000 reflect accounting for Nexflash on the equity basis and include our percentage share of the results of its operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. Prior to the quarter ended March 31, 1999, our ownership of ICSI exceeded 50% and our financial results were consolidated with those of ICSI. Effective with the quarter ending March 31, 1999, we accounted for ICSI on the equity basis and included in our financial statements our percentage share of ICSI's financial results. In fiscal 1999, we accounted for NexFlash on the equity basis and included in our financial statements our percentage share of NexFlash's financial results. At September 30, 2001, we owned approximately 29% of ICSI, approximately 14% of NexFlash , approximately 22% of E-CMOS and approximately 20% of GetSilicon.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 7% to $152.0 million in fiscal 2001 from $141.9 million in fiscal 2000. The increase in sales was principally due to an increase in unit shipments, partially offset by a decrease in the average selling price, of our 16 megabit DRAM products, as well as increased unit shipments of certain SRAM products, specifically our 32K x 32, 128K x 16, 256K x 16, and 64K x 16 SRAM products. In addition, the average selling prices of our SRAM products generally increased in fiscal 2001 compared to fiscal 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ended December 31, 2001. Such declines may not be offset by higher volumes or by higher prices on newer products. In this regard, we experienced a decrease in unit shipments for certain of our products in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001.

     Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

     Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 84% to $7.2 million in fiscal 2001 from $44.2 million in fiscal 2000. As a percentage of net sales, gross profit decreased to 4.7% in fiscal 2001 from 31.1% in fiscal 2000. In fiscal 2001, we recorded inventory write-downs of $38.3 million, including $17.6 million in the three months ended September 30, 2001. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs, and to a lesser extent, excess inventory. Excluding the inventory write-downs in fiscal 2001, gross profit for the period was $45.4 million or 29.9% of net sales. Excluding the inventory write-downs in fiscal 2001, the increase in gross profit dollars was principally due to an increase in unit shipments of our SRAM products, specifically our 32K x 32, 128K x 16, 256K x 16, and 64K x 16 SRAM products. In addition, increases in the average selling prices of our SRAM products in fiscal 2001 compared to fiscal 2000 more than offset any increases in product costs resulting in higher gross margins. The decrease in gross margin percentage in fiscal 2001 is due to a significant decline in the gross margin for DRAM products as a result of declining average selling prices. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ending December 31, 2001. In addition, product unit costs could increase if suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses increased by 38% to $25.3 million in fiscal 2001 from $18.3 million in fiscal 2000. As a percentage of net sales, research and development expenses increased to 16.6% in fiscal 2001 from 12.9% in fiscal 2000. The increase in absolute dollars was primarily the result of increased expenses related to the development of new products and an increase in engineering personnel and payroll related expenses. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales. During fiscal 2001, our developments efforts were focused on ultra low power 4Mb and 8Mb SRAMs, very high speed 8Mb synchronous SRAMs, 16Mb asynchronous DRAMs and 64Mb high speed synchronous DRAMs.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 33% to $20.7 million in fiscal 2001 from $15.6 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 13.6% in fiscal 2001 from 11.0% in fiscal 2000. The increase in absolute dollars was primarily the result of increased payroll related expenses as a result of the addition, prior to the economic slow-down, of marketing, sales and administrative personnel. In addition, selling commissions increased as a result of higher revenues in fiscal 2001 compared to fiscal 2000. We expect our selling, general and administrative expenses may increase in future quarters, although such expenses may fluctuate as a percentage of net sales.

     Interest and other income (expense), net. Interest and other income, net increased by $3.9 million to $7.7 million in fiscal 2001 from $3.8 million in fiscal 2000. The increase was primarily the result of increased interest income as a result of higher cash balances from the sale of investments and our follow-on public stock offering in February 2000.

     Gain on sale of investment. The gain on sale of investment increased to $30.7 million in fiscal 2001 from $0.8 million in fiscal 2000. In the three months ended December 31, 2000, we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, we received gross proceeds of approximately $10.7 million in fiscal 2001 resulting in a pre-tax gain of $8.2 million. In February 2001, we, along with other shareholders, sold a portion of our ownership in NexFlash to Winbond International Corporation for $6.2 million resulting in a pre-tax gain of $5.3 million. Fiscal 2000 includes a pre-tax gain of approximately $0.8 million in the June 2000 quarter related to the sale of shares of ICSI.

     Provision (benefit) for Income Taxes. The tax provision for the year ended September 30, 2001 of $150,000 includes a benefit of approximately $5.0 million for the reversal of taxes previously provided for foreign operations no longer deemed necessary as the statute has now expired and utilization of net operating losses and tax credits of approximately $11.0 million reduced by a valuation allowance. The tax provision for fiscal 2001 is primarily comprised of U.S. federal income taxes.

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

     Equity in net income of affiliated companies. Equity in net income of affiliated companies decreased by $9.1 million to $1.7 million in fiscal 2001 from $10.8 million in fiscal 2000. This primarily reflects a decrease in income from our percentage share of ICSI's financial results in fiscal 2001 from fiscal 2000.

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

     Provision (benefit) for Income Taxes. The provision for income taxes for fiscal 2000 is comprised of taxes on foreign earnings, foreign withholding taxes and U.S. Federal alternative minimum taxes. The provision for income taxes for fiscal 1999 is primarily based on foreign withholding taxes related to the sale of ICSI stock and other foreign withholding taxes.

     Equity in net income of affiliated companies. Equity in net income of affiliated companies increased by $9.9 million to $10.8 million in fiscal 2000 from $0.9 million in fiscal 1999. This primarily reflects an increase in income from our percentage share of ICSI's financial results in fiscal 2000 from fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $122.9 million. During fiscal 2001, operating activities used cash of approximately $19.5 million compared to $13.6 million in fiscal 2000. Cash used by operations was primarily due to net income of $1.1 million adjusted for the gain on sale of investments of $(30.7) million, depreciation of $3.4 million, equity in net income of affiliated companies of $(1.7) million, other non-cash items of $0.2 million, and decreases in accounts payable of $25.3 million, partially offset by decreases in inventories of $18.0 million and accounts receivable of $17.7 million.

     In fiscal 2001, we used $3.5 million for investing activities compared to $60.5 million in fiscal 2000. The cash used for investing activities in fiscal 2001 primarily resulted from net purchases of available-for-sale securities of $44.8 million partially offset by proceeds of $40.7 million from the sale of our investment in WaferTech to TSMC. We also made an additional investment of $14.3 million in SMIC. We made other investments of $3.5 million, including $3.0 million for a 22% interest in E-CMOS, a semiconductor company located in Hsin-Chu, Taiwan. We generated $15.8 million from the sale of shares of ICSI stock and $6.2 million from the sale of NexFlash shares. We received $2.0 million in dividends from our equity investments. The cash used for investing activities in fiscal 2000 was primarily the result of net purchases of available-for-sale securities of $51.1 million. In addition, we used $3.5 million for the acquisition of equipment and other fixed assets, and made investments of $4.6 million in SMIC, $2.7 million in WaferTech, $1.4 million in NexFlash, and other investments of $0.6 million. We generated $3.3 million from the sale of shares of ICSI stock.

     In fiscal 2001, we made capital expenditures of approximately $5.6 million for engineering tools and computer software. We expect to spend approximately $6.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $3.5 million from financing activities during fiscal 2001 compared to $96.9 million in fiscal 2000. Cash generated from financing activities for fiscal 2001 was primarily the result of proceeds from the issuance of common stock of $3.7 million from option exercises and sales under our employee stock purchase plan. The primary source of financing for fiscal 2000 was net proceeds from our follow-on public stock offering in the March 2000 quarter of $90.7 million and proceeds from the issuance of common stock of $6.3 million from option exercises and sales under our employee stock purchase plan.

     In fiscal 1999 and fiscal 2000, we sold some of our holdings in ICSI to private investors. In the three months ended December 31, 2000, we received $5.1 million from the sale of shares of ICSI under the 1998 ISSI-Taiwan Stock Plan. On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, we received gross proceeds of approximately $10.7 million in fiscal 2001 resulting in a pre-tax gain of $8.2 million. As of September 30, 2001, we owned approximately 29% of ICSI.

     In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we committed to invest $30.0 million. In April 2001, we committed to invest an additional $10.0 million. We have received certain capacity commitments from SMIC. In fiscal 2001, we made an investment of $14.3 million in SMIC, bringing our total investment in this foundry as of September 30, 2001, to $18.9 million. An additional $21.1 million is expected to be invested in fiscal year 2002.

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

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of our Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to us or, alternatively, we could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The DOC has suspended that review as a consequence of the court decision described below.

     We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit Court ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. If no appeal is taken, or if any such appeal is unsuccessful, the antidumping case will be terminated, the order will be revoked, and we will be entitled to a full refund of our cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

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

     -    decreases in the demand for our products;

     -    excess inventory levels at our customers;

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

     -    the ability of customers to make payments to us; and

     -    increases in antidumping duties.

WE HAVE LOST MONEY IN CERTAIN RECENT PERIODS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred a loss of $24.7 million, including an inventory write-down of $17.6 million, and a loss of $3.7 million in the three months ended September 30, 2001 and June 30, 2001, respectively. We expect to lose money in the December 2001 quarter and may lose money in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. Our ability to maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

ANY CONTINUED DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     A majority of our products are incorporated into products such as internet access devices, networking equipment, and telecom/mobile communications devices. Historically, these markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. These markets are currently experiencing severely depressed business conditions which are adversely affecting our business. We are unable to predict how long this current downturn will continue or whether current conditions will worsen.

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

     A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. Further, we anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In that regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001. We anticipate a further decline in the average selling prices for certain of our products in the three months ended December 31, 2001. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE. IN THE PAST, SUCH SHIFTS HAVE RESULTED IN SIGNIFICANT INVENTORY WRITE-DOWNS.

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 2001, we recorded inventory write-downs of $38.3 million, including $17.6 million in the three months ended September 30, 2001. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs, and to a lesser extent, excess inventory.

     We write down to zero carrying value inventory on hand in excess of six months' estimated sales volumes to cover estimated exposures, unless adjustments are made to the forecast based on management's judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from 6 to 30 months, the stage in the life cycle of the product, the impact of competitors' announcements and product introductions on our products, and purchasing opportunities due to excess wafer capacity.

     We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $5.7 million for fiscal year 2001. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

IF WE ARE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF WAFERS, OUR BUSINESS WILL BE HARMED.

     If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business will be harmed. To date, our principal manufacturing relationship has been with TSMC, from which we have obtained a majority of our wafers. We also receive wafers from Chartered Semiconductor and UMC. Each of our wafer foundries also supplies wafers to other integrated circuit companies, including certain of our competitors. Although we have written commitments specifying wafer capacities from certain suppliers, if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to enforce fulfillment of the delivery commitments. Additionally, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

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

     Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999, one customer, 3Com, accounted for approximately 20% of net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects also may cause us to incur significant warranty, support and repair costs, may divert the attention of our engineering personnel from our product development efforts and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. Although we specifically limit our liability to replacement of defective items or return of amounts paid, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS RELATED TO OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 1999, approximately 52% of our net sales was attributable to customers located in the United States, 20% was attributable to customers located in Europe and 28% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

     - economic conditions in Europe and Asia, particularly Taiwan and the People's Republic of China;

     -    changes in trade policy and regulatory requirements;

     -    duties, tariffs and other trade barriers and restrictions;

     -    the burdens of complying with foreign laws;

     -    foreign currency fluctuations;

     -    difficulties in collecting foreign accounts receivable; and

     -    political instability.

WE HAVE MADE STRATEGIC EQUITY INVESTMENTS IN OTHER COMPANIES WITH NO ASSURANCE THAT THEY WILL INCREASE IN VALUE.

     Over the last few years, we have made several strategic equity investments in other technology companies. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

WE MAY ENCOUNTER DIFFICULTIES IN EFFECTIVELY INTEGRATING ACQUIRED BUSINESSES.

     From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. There can be no assurance as to the effect of future acquisitions on our business or operating results.

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

TERRORIST ATTACKS, THREATS OF FURTHER ATTACKS, THREATS OF WAR, AND ACTS OF WAR MAY NEGATIVELY IMPACT ALL ASPECTS OF OUR OPERATIONS, REVENUES, COSTS AND STOCK PRICE.

     Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and will continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues, and costs, which in turn may result in increased volatility in our common stock price and could adversely affect the future price of our common stock.

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

     - announcements related to future or existing litigation involving us or any of our competitors;

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

ITEM 7a. MARKET RISK DISCLOSURES

        Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2001 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

        We have short-term investments of $103.6 million at September 30, 2001. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.2 million decrease in interest income.

        We own approximately 29% of ICSI a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of September 30, 2001 was approximately $22.8 million. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment.

        We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $20.5 million at September 30, 2001. These investments are generally in companies in the semiconductor industry. These investments are included in long-term investments and are accounted for using the cost method. In addition, we have an investment of $3.1 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $150,000 in impairment losses during 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


Report of Independent Auditors.............................................24

Financial Statements:
        Consolidated Statements of Operations
               For Fiscal Years Ended September 30, 2001,
               September 30, 2000, and September 30, 1999..................25

        Consolidated Statements of Comprehensive Income
               For Fiscal Years Ended September 30, 2001,
               September 30, 2000, and September 30, 1999..................26

        Consolidated Balance Sheets
               As of September 30, 2001 and September 30, 2000.............27

        Consolidated Statements of Stockholders' Equity
               For Fiscal Years Ended September 30, 2001,
               September 30, 2000, and September 30, 1999..................28

        Consolidated Statements of Cash Flows
               For Fiscal Years Ended September 30, 2001,
               September 30, 2000, and September 30, 1999..................29

        Notes to Consolidated Financial Statements.........................30

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.

     We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                        /s/ ERNST & YOUNG LLP


San Jose, California
October 26, 2001

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                            Years Ended September 30,
                                                    -----------------------------------------
                                                       2001            2000           1999
                                                    ---------       ---------       ---------
Net sales (See Note 18)                             $ 152,048       $ 141,923       $  83,309
Cost of sales (See Note 18)                           144,869          97,759          66,816
                                                    ---------       ---------       ---------
Gross profit                                            7,179          44,164          16,493
                                                    ---------       ---------       ---------
Operating expenses
   Research and development                            25,303          18,287          18,778
   Selling, general and administrative                 20,721          15,627          11,899
                                                    ---------       ---------       ---------
      Total operating expenses                         46,024          33,914          30,677
                                                    ---------       ---------       ---------

Operating income (loss)                               (38,845)         10,250         (14,184)
Interest and other income (expense), net                7,778           3,912           2,256
Interest expense                                          (98)           (133)         (1,039)
Gain on sales of investments, net                      30,732             847           2,658
                                                    ---------       ---------       ---------
Income (loss) before income taxes, minority
   interest and equity in net income (loss) of
   affiliated companies                                  (433)         14,876         (10,309)
Provision for income taxes                                150             680             608
                                                    ---------       ---------       ---------
Income (loss) before minority interest
   and equity in net income (loss) of
   affiliated companies                                  (583)         14,196         (10,917)

Minority interest in net loss of
   consolidated subsidiary                                 --              --            (472)
Equity in net income (loss) of
   affiliated companies                                 1,698          10,830             934
                                                    ---------       ---------       ---------
Net income (loss)                                   $   1,115       $  25,026       $  (9,511)
                                                    =========       =========       =========

Basic net income (loss) per share                   $    0.04       $    1.07       $   (0.48)
                                                    =========       =========       =========

Shares used in basic per share calculation             26,183          23,357          19,633
                                                    =========       =========       =========

Diluted net income (loss) per share                 $    0.04       $    0.96       $   (0.48)
                                                    =========       =========       =========
Shares used in diluted per share calculation           27,788          26,056          19,633
                                                    =========       =========       =========

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                         Years Ended September 30,
                                                    -----------------------------------
                                                       2001          2000        1999
                                                    --------       -------      -------
Net income (loss)                                    $ 1,115       $25,026      $(9,511)
Other comprehensive income (loss), net of tax:
    Change in cumulative translation adjustment       (1,588)          419        2,599
                                                     --------      -------      -------
Comprehensive income (loss)                          $  (473)      $25,445      $(6,912)
                                                     =======       =======      =======

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                           September 30,
                                                                      -------------------------
                                                                         2001            2000
                                                                      ---------       ---------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                          $  19,309       $  38,778
   Short-term investments                                               103,550          58,800
   Accounts receivable, net of allowance for doubtful
        accounts of $1,352 in 2001 and $1,499 in 2000                     9,743          26,525
   Accounts receivable from related parties (See Note 18)                   597           1,526
   Inventories                                                           45,179          63,217
   Other current assets                                                   4,689           1,271
                                                                      ---------       ---------
Total current assets                                                    183,067         190,117
Property, equipment, and leasehold improvements, net                      7,663           5,429
Other assets                                                             47,122          65,178
                                                                      ---------       ---------
Total assets                                                          $ 237,852       $ 260,724
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $   7,285       $  20,411
   Accounts payable to related parties (See Note 18)                        854          13,043
   Accrued compensation and benefits                                      3,510           2,424
   Accrued expenses                                                       7,801           7,513
   Income tax payable                                                     3,651             648
   Current portion of long-term obligations                                 156             140
                                                                      ---------       ---------
Total current liabilities                                                23,257          44,179
Income tax payable -- noncurrent                                             --           4,996
Long-term obligations                                                       158             314
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.0001 par value: Authorized shares --
      5,000 in 2001 and 2000. No shares outstanding                          --              --
   Common stock, $0.0001 par value: Authorized shares --
      70,000 in 2001 and 2000. Issued and outstanding shares --
      26,539 in 2001 and 25,788 in 2000                                       3               3
   Additional paid-in capital                                           221,502         217,845
   Accumulated deficit                                                   (1,711)         (2,826)
   Accumulated comprehensive income (loss)                               (5,357)         (3,769)
   Unearned compensation                                                     --             (18)
                                                                      ---------       ---------
Total stockholders' equity                                              214,437         211,235
                                                                      ---------       ---------
Total liabilities and stockholders' equity                            $ 237,852       $ 260,724
                                                                      =========       =========

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                                Retained
                                               Common Stock    Additional     Earnings     Accumulated                    Total
                                              ---------------    Paid-In    (Accumulated  Comprehensive   Unearned     Stockholders'
                                              Shares   Amount    Capital      Deficit)    Income (Loss)  Compensation     Equity
                                              ---------------  ----------    -----------  -------------  ------------  ------------
Balance at September 30, 1998                 19,417   $  2     $ 116,199    $ (18,341)   $  (6,787)         $(153)    $  90,920
   Stock options exercised                       556     --         2,064           --           --             --         2,064
   Shares issued under stock purchase
      plan                                       235     --           699           --           --             --           699
   Amortization of unearned compensation          --     --            --           --           --              8             8
   Cancellation of stock options                  --     --          (109)          --           --            109            --
   Warrants issued in connection with
       NexFlash Technologies spin-off             --     --         1,999           --           --             --         1,999
   Shares issued for exercise of warrant          86     --            --           --           --             --            --
   Translation adjustment                         --     --            --           --        2,599             --         2,599
   Net loss                                       --     --            --       (9,511)          --             --        (9,511)
                                           ---------   ----     ---------    ---------    ---------          -----     ---------
Balance at September 30, 1999                 20,294      2       120,852      (27,852)      (4,188)           (36)       88,778
   Stock options exercised                     1,006     --         5,461           --           --             --         5,461
   Shares issued under stock purchase
      plan                                       235     --           859           --           --             --           859
   Amortization of unearned compensation          --     --            --           --           --             18            18
   Shares issued in connection with
       follow-on public stock offering         3,795      1        90,673           --           --             --        90,674
   Shares issued for exercise of warrants        458     --            --           --           --             --            --
   Translation adjustment                         --     --            --           --          419             --           419
   Net income                                     --     --            --       25,026           --             --        25,026
                                           ---------   ----     ---------    ---------    ---------          -----     ---------
Balance at September 30, 2000                 25,788      3       217,845       (2,826)      (3,769)           (18)      211,235
   Stock options exercised                       556     --         2,532           --           --             --         2,532
   Shares issued under stock purchase
      plan                                       195     --         1,125           --           --             --         1,125
   Amortization of unearned compensation          --     --            --           --           --             18            18
   Translation adjustment                         --     --            --           --       (1,588)            --        (1,588)
   Net income                                     --     --            --        1,115           --             --         1,115
                                           ---------   ----     ---------    ---------    ---------          -----     ---------
Balance at September 30, 2001                 26,539   $  3     $ 221,502    $  (1,711)   $  (5,357)         $  --     $ 214,437
                                           =========   ====     =========    =========    =========          =====     =========

        See the accompanying notes to consolidated financial statements

                        Integrated Silicon Solution, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                   Years Ended September 30,
                                                                                              ----------------------------------
                                                                                                2001         2000         1999
                                                                                              --------     --------     --------
Cash flows from operating activities:
   Net income (loss)                                                                          $  1,115     $ 25,026     $ (9,511)
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                                           3,359        3,223        4,608
         Net gain on sale of investments                                                       (30,732)        (847)      (2,658)
         Loss on impairment of asset                                                               150          200           --
         Net foreign currency transaction (gains) losses                                            --           --         (594)
         Equity in net income of affiliated companies                                           (1,698)     (10,830)        (934)
         Minority interest in net loss of consolidated subsidiary                                   --           --         (472)
         Changes in operating assets and liabilities:
            Accounts receivable and accounts receivable from related parties (See Note 18)      17,711      (12,875)      (1,719)
            Inventories                                                                         18,038      (33,545)     (21,912)
            Other assets                                                                        (1,473)          99       11,549
            Accounts payable and accounts payable to related parties (See Note 18)             (25,315)      13,853          149
            Accrued expenses                                                                      (619)       2,129         (963)
                                                                                              --------     --------     --------
                    Net cash used in operating activities                                      (19,464)     (13,567)     (22,457)
Cash flows from investing activities:
   Acquisition of property, equipment, and leasehold improvements                               (5,593)      (3,489)      (3,490)
   Purchases of available-for-sale securities                                                  (82,150)     (67,350)     (26,450)
   Sales of available-for-sale securities                                                       37,400       16,200       26,600
   Dividends received from equity investee                                                       1,961           --           --
   Cash impact of deconsolidation of Integrated Circuit Solution, Inc. ("ICSI")                     --           --      (12,818)
   Proceeds from partial sale of ICSI                                                           15,779        3,324        4,957
   Investment in WaferTech, LLC                                                                     --       (2,667)          --
   Proceeds from sale of WaferTech, LLC                                                         40,669           --       10,000
   Proceeds from sale of United Integrated Circuits Corp.                                           --           --        9,217
   Investment in NexFlash Technologies, Inc.                                                        --       (1,361)      (1,000)
   Proceeds from partial sale of NexFlash Technologies, Inc.                                     6,167           --           --
   Investment in Semiconductor Manufacturing International Corp. ("SMIC")                      (14,250)      (4,600)          --
   Investment in E-CMOS Technology Corporation                                                  (3,023)          --           --
   Other investments                                                                              (500)        (553)        (500)
                                                                                              --------     --------     --------
                    Net cash provided by (used in) investing activities                         (3,540)     (60,496)       6,516
Cash flows from financing activities:
   Proceeds from issuance of stock                                                               3,675       97,012        2,771
   Borrowings under notes payable and long-term obligations                                         --           --       33,435
   Principal payments of notes payable and long-term obligations                                  (140)        (146)     (32,393)
                                                                                              --------     --------     --------
                    Net cash provided by financing activities                                    3,535       96,866        3,813
Effect of exchange rate changes on cash and cash equivalents                                        --           --          327
                                                                                              --------     --------     --------
Net increase (decrease) in cash and cash equivalents                                           (19,469)      22,803      (11,801)
Cash and cash equivalents at beginning of year                                                  38,778       15,975       27,776
                                                                                              --------     --------     --------
Cash and cash equivalents at end of year                                                      $ 19,309     $ 38,778     $ 15,975
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

     The Company's financial results for fiscal 2001 and fiscal 2000 reflect accounting for Integrated Circuit Solution, Inc., ("ICSI") and GetSilicon, Inc. ("GetSilicon") on the equity basis and include its percentage share of the results of their respective operations. The Company's financial results for fiscal 2001 reflect accounting for E-CMOS Technology Corporation ("E-CMOS") on the equity basis and includes its percentage gain or loss of their results of operations on a one quarter lag. The Company's financial results for fiscal 2001 through the period ended January 31, 2001 and for fiscal 2000 reflect accounting for NexFlash Technologies, Inc. ("NexFlash") on the equity basis and include its percentage share of the results of NexFlash's operations. Effective February 2001, the Company's ownership of NexFlash became less than 20%, and the Company began accounting for NexFlash on the cost basis. Prior to the quarter ended March 31, 1999, the Company's ownership of ICSI exceeded 50% and its financial results were consolidated with those of ICSI. Effective with the quarter ending March 31, 1999, the Company accounted for ICSI on the equity basis and included in its financial statements its percentage share of ICSI's financial results. In fiscal 1999, the Company accounted for NexFlash on the equity basis and included in its financial statements its percentage share of NexFlash's financial results. At September 30, 2001, the Company owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 22% of E-CMOS and approximately 20% of GetSilicon.

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

     At September 30, 2001 and 2000, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 2001 and 2000, the cost of these securities approximated the fair value (quoted market price) and the amount of unrealized gain or loss was not significant. Except for the gains (losses) recognized on the sales of securities of ICSI, WaferTech, NexFlash and UICC (see Note 17), there were no gains or losses on the sale of securities for the years ended September 30, 2001, 2000 and 1999.

                   Notes to Consolidated Financial Statements


ACCOUNTS RECEIVABLE

     The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2001, 2000, and 1999.

                                                    Addition
                                    Balance at      Charged to                       Balance
                                    Beginning       Costs and                        at End
       Description                  of Period        Expenses      Deductions       of Period
--------------------------------    ----------      ----------     ----------       ---------
Accounts receivable --
Allowance for doubtful accounts:

         2001                          $1,499            $ --      $(147)(1)          $1,352
         2000                          $1,496            $  3      $  --              $1,499
         1999                          $1,804            $ --      $(308)(1)(2)       $1,496

----------
(1)  Uncollectible accounts written off, net of recoveries

(2)  Includes reduction of $302 resulting from the deconsolidation of ICSI

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent.

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

REVENUE RECOGNITION

     The Company recognizes revenue to non-distributor customers when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred and collectability is reasonably assured. The Company provides for estimated sales returns on sales to these customers. Sales made to distributors, under terms allowing certain rights of return and price protection on unsold merchandise held by the distributor, are deferred until the merchandise is sold by the distributor.

FOREIGN CURRENCY TRANSLATION

     The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in the accumulated comprehensive income (loss) component of stockholder's equity.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

                   Notes to Consolidated Financial Statements


and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference, may be material to the financial statements.

CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000 no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. In fiscal 1999, one customer, 3Com, accounted for approximately 20% of net sales.

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

SEMICONDUCTOR INDUSTRY RISKS

     To date the Company has derived a substantial majority of its revenues from the sale of SRAM products. The Company has diversified into other product areas, such as low and medium density DRAMs, serial EEPROMs, certain microcontrollers, and voice recording chips. However, a substantial majority of the Company's revenue is still derived from SRAM products and, if the market for SRAM products should decline, such decline would have a material adverse affect on the Company's financial performance.

     The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including declines in average selling prices of its products, cancellation of existing orders or the failure to secure new orders, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, the timing and announcement of new product introductions by the Company and its competitors, market acceptance of the Company's and its customers' products, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, seasonal fluctuations in customer demand for the Company's products, the timing of significant orders, increased expenses associated with new product introductions or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in antidumping duties, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NET INCOME (LOSS) PER SHARE

     Basic and diluted net loss per share and basic net income per share is computed using the weighted number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding, if applicable, during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method.

                   Notes to Consolidated Financial Statements


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt these standards as of October 1, 2001. As the Company has not completed any business combinations through September 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

NOTE 2.  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments consisted of the following at September 30:

                                                  2001          2000
                                                --------      --------
                                                    (In thousands)
          Cash                                  $ 14,280      $ 10,624
          Money market instruments                 5,029        28,154
          Municipal bonds                        103,550        58,800
                                                --------      --------
             Total                              $122,859      $ 97,578
                                                ========      ========


NOTE 3. INVENTORIES

     Inventories consisted of the following at September 30:

                                                  2001          2000
                                                --------      --------
                                                    (In thousands)
          Purchased components                  $12,350        $17,566
          Work-in-process                           594         11,737
          Finished goods                         32,235         33,914
                                                -------        -------
                                                $45,179        $63,217
                                                =======        =======


     In fiscal 2001, the Company recorded inventory write-downs of $38.3 million. The inventory write-downs were predominately for lower of cost or market issues on certain of its products.

NOTE 4. OTHER ASSETS

      Other assets consisted of the following at September 30:

                                                       2001        2000
                                                     --------    --------
                                                       (In thousands)
     Investment in ICSI (see Notes 1 and 17)         $22,805    $31,525
     Investment in WaferTech, LLC.  (see Note 17)         --     23,467
     Investment in SMIC (see Notes 14 and 17)         18,850      4,600
     Other                                             5,467      5,586
                                                     -------    -------
                                                     $47,122    $65,178
                                                     =======    =======

                   Notes to Consolidated Financial Statements


NOTE 5. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Property, equipment, and leasehold improvements consisted of the following at September 30:

                                                          2001      2000
                                                        -------    -------
                                                         (In thousands)
      Machinery and equipment                           $29,554    $25,878
      Furniture and fixtures                              1,329        859
      Building and improvements                           1,142      1,063
                                                        -------    -------
                                                         32,025     27,800
      Less accumulated depreciation and amortization     24,362     22,371
                                                        -------    -------
                                                        $ 7,663    $ 5,429
                                                        =======    =======


NOTE 6. ACCRUED EXPENSES

     Accrued liabilities consisted of the following at September 30:

                                                          2001      2000
                                                        -------    -------
                                                         (In thousands)
      Accrued anti-dumping duties (see Note 14)          $1,574     $1,574
      Deferred distributor margin                         1,446         --
      Other                                               4,781      5,939
                                                         ------     ------
                                                         $7,801     $7,513
                                                         ======     ======


NOTE 7. LONG-TERM OBLIGATIONS

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At September 30, 2001, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at September 30, 2001 amounted to $275,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principal and interest payments were $314,000 and $34,000, respectively, at September 30, 2001.

     At September 30, 2001, future minimum principal payments on long-term obligations were as follows (in thousands):

          2002                                                    $156
          2003                                                     158
                                                                  ----
          Total                                                   $314
                                                                  ====


     No interest was capitalized in 2001, 2000, or 1999.

                   Notes to Consolidated Financial Statements


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

     As of September 30, 2001, shares of common stock were reserved for future issuance as follows:

       Common shares reserved under Employee Stock Purchase Plan      777,000
       Common shares reserved under stock option plans              6,232,000


NOTE 9. STOCK PLANS

1989 STOCK OPTION PLAN

     During 1989, the Company adopted a stock option plan (the "Plan") that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors.

     Incentive stock options and nonstatutory options granted under the Plan have five or ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

     The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 714,000 shares, 795,000 shares, and 920,000 shares were exercisable as of September 30, 2001, 2000, and 1999, respectively.

     In the event of certain changes in control of ISSI, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

1996 STOCK OPTION PLAN

     On October 18, 1996, the Company adopted a stock option plan (the "1996 Plan") that provides for the grant of non-statutory stock options to non-executive employees and consultants.

     Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 827,000 shares, 286,000 shares, and 493,000 shares were exercisable as of September 30, 2001, 2000, and 1999, respectively.

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

     Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 205,000 shares, 67,000 shares, and 0 shares were exercisable as of September 30, 2001, 2000, and 1999, respectively.

     In the event of certain changes in control of ISSI, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 DIRECTOR STOCK OPTION PLAN

     The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the "Director Plan") in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 125,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director's annual reelection to the Board by the stockholders. Options to purchase 30,000 shares, 32,000 shares, and 38,000 shares were exercisable at September 30, 2001, 2000, and 1999, respectively.

     The following table summarizes activity of the 1989, 1996, 1998 and Director Stock Option Plans:

                                                                           Options Outstanding
                                                            -----------------------------------------------------
                                          Options           Number                                   Weighted-
                                         Available            Of                   Price              Average
                                         For Grant          Shares               Per Share         Exercise Price
                                         ---------          ------             ------------        --------------
                                                        (In thousands, except per share data)
                                         ------------------------------------------------------------------------
Balance at September 30, 1998             2,229              3,296             $3.00-$14.50                 8.57
      Authorized                            575                 --                  --                        --
      Granted                            (3,157)             3,157             $2.56-$ 6.50                 3.06
      Exercised                              --               (556)            $2.81-$ 9.25                 3.68
      Canceled                            2,811             (2,811)            $2.56-$13.00                 7.92
                                         ------             ------             ------------               ------
Balance at September 30, 1999             2,458              3,086             $2.56-$14.50               $ 4.42
      Authorized                             --                 --                  --                        --
      Granted                            (1,550)             1,550             $5.63-$30.13                16.21
      Exercised                              --             (1,006)            $2.56-$13.81                 5.43
      Canceled                              184               (184)            $2.56-$30.13                11.14
                                         ------             ------             ------------               ------
Balance at September 30, 2000             1,092              3,446             $2.56-$24.88               $ 9.07
      Authorized                          2,250                 --                  --                        --
      Granted                            (1,630)             1,630             $8.06-$17.06                10.68
      Exercised                              --               (556)            $2.56-$18.56                 4.56
      Canceled                              413               (413)            $2.56-$24.88                18.56
                                         ------             ------             ------------               ------
Balance at September 30, 2001             2,125              4,107             $2.56-$23.38               $ 9.36
                                         ======             ======             ============               ======

                   Notes to Consolidated Financial Statements


     For certain options granted in 1997, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense is being amortized ratably over the vesting period of the option. Compensation expense amounting to $18,000, $18,000, and $8,000 was recognized for the years ending September 30, 2001, 2000, and 1999, respectively.

     Outstanding and exercisable options presented by price range at September 30, 2001 are as follows:

                                   Options Outstanding                         Options Exercisable
                   -------------------------------------------------------------------------------------
                      Number of        Wtd. Average                        Number of
     Range of          Options        Remaining Life     Wtd. Average       Options        Wtd. Average
 Exercise Prices     Outstanding         (Years)        Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------
  $ 2.56-- 3.25       1,152,000           7.27             $ 2.93            852,000         $ 2.99
    4.00-- 8.06         772,000           8.11               6.98            279,000           6.62
    8.56--11.30         824,000           9.29              11.09            124,000           8.50
   11.54--13.81         728,000           9.26              12.27             86,000          13.97
   14.50--23.38         631,000           8.60              18.43            435,000          18.43
---------------------------------------------------------------------------------------------------
  $ 2.56--23.38       4,107,000           8.39             $ 9.36          1,776,000         $ 8.39
===================================================================================================


EMPLOYEE STOCK PURCHASE PLAN

     In March 1993, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code. Under the Company's Purchase Plan, eligible employees may purchase shares of ISSI's common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company's common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. A total of 1,950,000 shares of common stock is reserved for issuance under the plan, of which 1,173,000 had been issued as of September 30, 2001.

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

                                      STOCK OPTIONS                        ESPP
                                --------------------------       --------------------------
                                2001       2000       1999       2001       2000       1999
                                ----       ----       ----       ----       ----       ----
Expected life (years)           5.0        5.0        5.0        0.5        0.5        0.5
Expected volatility             0.93       0.91       0.85       1.14       1.10       1.16
Risk-free interest rate         4.82%      6.32%      5.12%      4.38%      5.91%      4.84%


     The weighted-average fair value of options granted at market value during fiscal 2001, 2000, and 1999 was $6.52, $9.57, and $1.54 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2001, 2000, and 1999 was $7.42, $4.81, and $3.04 per share, respectively.

                   Notes to Consolidated Financial Statements


     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

                                          2001              2000                 1999
                                        -------            -------            --------
Net income (loss)
     As reported                        $ 1,115            $25,026            $ (9,511)
     Pro forma                          $(5,593)           $17,981            $(14,203)


Basic income (loss) per share
     As reported                        $  0.04            $  1.07            $  (0.48)
     Pro forma                          $ (0.21)           $  0.77            $  (0.72)

Diluted income (loss) per share
     As reported                        $  0.04            $  0.96            $  (0.48)
     Pro forma                          $ (0.21)           $  0.69            $  (0.72)


     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and proforma net income (loss) per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

NOTE 10. 1998 ISSI-TAIWAN STOCK PLAN

     On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan (the "Taiwan Stock Plan") that provides for the grant of non-statutory stock options in the common stock of ICSI to the employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ICSI to the optionee. Under terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ICSI stock which may be optioned and sold is 12.0 million. The plan was terminated in January 2001 upon the completion of ICSI's initial public offering in Taiwan.

        Under the terms of the Taiwan Stock Plan, the exercise price, which is deemed to be the fair value of ICSI at the date of grant, and the exercise period of the non-statutory stock option grants are determined by the Board of Directors on the date of grant. Generally, the stock options vest one-third annually on the anniversary of the date of grant. During fiscal 2001 and fiscal 2000, options to purchase 6,910,000 and 3,110,000 shares of ICSI stock were exercised, respectively. At September 30, 2001, there were no options to purchase shares of ICSI stock outstanding. Options to purchase 6,910,000 shares of ICSI stock were outstanding at September 30, 2000, of which 315,000 were exercisable. Options to purchase 10,374,000 shares of ICSI stock were outstanding, at September 30, 1999, none of which were exercisable.

                   Notes to Consolidated Financial Statements


NOTE 11. INCOME TAXES

     The provision for income taxes consisted of the following for the years ended September 30:

                                     2001               2000               1999
                                    -----              -----              -----
                                                  (In thousands)
Current:
   Federal                          $ 150              $ 300              $(250)
   State                               --                 --                 --
   Foreign                             --                380                858
                                    -----              -----              -----
Total current                       $ 150              $ 680              $ 608

Deferred:
   Federal                             --                 --                 --
   State                               --                 --                 --
   Foreign                             --                 --                 --
                                    -----              -----              -----
Total deferred                         --                 --                 --
                                    -----              -----              -----
Total provision                     $ 150              $ 680              $ 608
                                    =====              =====              =====


     Pretax income (loss) from foreign operations was approximately $(940,000), $572,000, and $(516,000), for 2001, 2000, and 1999, respectively.

     The Company's provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

                                                     2001           2000           1999
                                                   --------       --------       --------
                                                                As adjusted
                                                               (In thousands)
Income taxes computed at the U.S. federal
   Statutory rate                                  $   (152)      $  5,206       $ (3,608)
Valuation allowance on deferred tax assets           16,255             --             --
Net operating loss (utilized), not utilized          (6,469)        (4,802)         1,875
Utilization of R&D and foreign tax credits           (4,566)            --             --
Reversal of taxes accrued for foreign
   operations                                        (4,996)            --             --
Foreign withholding taxes                                --            290            858
Gain on sale of ICSI stock                               --             --          1,733
Other individually immaterial items                      78            (14)          (250)
                                                   --------       --------       --------
     Total provision                               $    150       $    680       $    608
                                                   ========       ========       ========


     As of September 30, 2001, the Company had federal net operating loss carryforwards of approximately $6,200,000. The Company has foreign tax credit carryforwards of approximately $600,000. The Company also has manufacturers' investment tax credit carryforwards of approximately $830,000. The state manufacturer's credit carryforwards will expire at various dates beginning in 2002 through 2007, if not utilized.

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

                   Notes to Consolidated Financial Statements


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

                                                          2001           2000
                                                        --------       --------
                                                             (In thousands)
Deferred tax assets:
    Depreciation                                        $  1,068       $  1,024
    Inventory and other valuation reserves                19,985          6,634
    Accrued expenses                                       2,123          2,681
    Federal and state credit carryforwards                 2,408          8,879
    Federal net operating loss carryforwards               2,170          5,638
    Other, net                                               489          1,162
                                                        --------       --------
Subtotal                                                  28,243         26,018
    Valuation allowance                                  (20,214)       (14,291)
                                                        --------       --------
Total deferred tax assets                               $  8,029       $ 11,727

Deferred tax liabilities:
    Equity investments basis differences                  (8,029)       (11,727)
                                                        --------       --------
Net deferred tax assets                                 $      0       $      0
                                                        ========       ========


     Management has established a valuation allowance for a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 30, 2001. The valuation allowance for deferred tax assets increased by $5,923,000 in 2001 and decreased by $6,395,000 in 2000 and by $8,981,000 in 1999. Approximately $6,200,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

NOTE 12. PER SHARE DATA

     The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2001 are as follows:

                                                                        Years Ended September 30,
                                                                    2001          2000          1999
                                                                  --------      --------      --------
                                                                  In thousands, except per share data
Numerator for basic and diluted net income (loss) per share:
     Net income (loss)                                            $  1,115      $ 25,026      $ (9,511)
                                                                  ========      ========      ========
Denominator for basic net income (loss) per share:
     Weighted average common shares outstanding                     26,183        23,357        19,633
Dilutive stock options                                               1,587         2,323            --
Dilutive warrants                                                       18           376            --
                                                                  --------      --------      --------
Denominator for diluted net income (loss) per share                 27,788        26,056        19,633
                                                                  ========      ========      ========
Basic net income (loss) per share                                 $   0.04      $   1.07      $  (0.48)
                                                                  ========      ========      ========
Diluted net income (loss) per share                               $   0.04      $   0.96      $  (0.48)
                                                                  ========      ========      ========


     The above diluted calculation for the years ended September 30, 2001, 2000, and 1999, does not include approximately 779,000, 101,000, and 2,000,000, shares attributable to options as of September 30, 2001, 2000, and 1999, respectively, as their impact would be anti-dilutive. The above diluted calculation for the year ended September 30, 1999, does not include approximately 175,000 shares attributable to warrants as of September 30, 1999, as their impact would be anti-dilutive.

                   Notes to Consolidated Financial Statements


NOTE 13. GEOGRAPHIC AND SEGMENT INFORMATION

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:

                                                      Years Ended September 30,
                                                 2001            2000            1999
                                              ---------       ---------       ---------
                                                            In thousands
Net Sales
   United States                              $  79,207       $  70,910       $  44,885
   Asia                                          34,626          32,896          21,316
   Europe                                        38,215          32,117          17,108
                                              ---------       ---------       ---------
   Total net sales                            $ 152,048       $ 141,923       $  83,309
                                              =========       =========       =========
Long-lived assets
   U.S. operations                            $   6,634       $   5,338       $   4,428
   Hong Kong operations                             566              91             135
   China operations                                 463              --              --
                                              ---------       ---------       ---------
   Total long-lived assets                    $   7,663       $   5,429       $   4,563
                                              =========       =========       =========


     Revenues are attributed to countries based on location of customers.

     Long-lived assets by geographic area are those assets used in the Company's operations in each area.

     Net foreign currency transaction gains (losses) of approximately $(5,000), $(40,000), and $594,000, for the years ended September 30, 2001, 2000, and 1999, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

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

                   Notes to Consolidated Financial Statements


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

     On April 28, 2000, Micron Technology Inc. ("Micron") requested an administrative review of the Company's Taiwan fabricated SRAMs for the period from April 1, 1999 through March 31, 2000. For entries during this period, the cash deposits could be returned to the Company or, alternatively, the Company could forfeit amounts deposited and owe duties and interest in addition to the amounts deposited, depending on results of the DOC administrative review. The DOC has suspended that review as a consequence of the court decision described below.

     The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. If no appeal is taken, or if any such appeal is unsuccessful, the antidumping case will be terminated, the order will be revoked, and the Company will be entitled to a full refund of its cash deposits. Pending resolution of the appeal, the DOC will continue to administer the antidumping order.

     Duties calculated and assessed by the government could have a material adverse affect on the Company's gross margins and profits. Any reviews or proceedings might not mitigate or eliminate antidumping duties.

OPERATING LEASES

     The Company leases its facilities under operating lease agreements that expire at various dates through 2007. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. The Company subleases approximately 24,000 square feet and 9,000 square feet to third parties whose subleases expire in March 2003 and September 2003, respectively. Minimum rental commitments under these leases are as follows (in thousands):

          2002 (net of sublease income of $509)                      $1,090
          2003 (net of sublease income of $318)                       1,253
          2004                                                        1,552
          2005                                                        1,601
          2006                                                        1,600
          Thereafter                                                    669
                                                                     ------
          Total minimum rental commitments                           $7,765
                                                                     ======


     Total rental expense for the years ended September 30, 2001, 2000, and 1999, was approximately $1,164,000 (net of sublease income of $584,000), $1,034,000 (net of sublease income of $634,000), and $1,050,000 (net of sublease income of $630,000), respectively.

                   Notes to Consolidated Financial Statements


COMMITMENTS TO WAFER FABRICATION FACILITIES

     In August 2000, the Company entered into a wafer fabrication facility investment agreement with SMIC, the first 8-inch foundry in the People's Republic of China. Under the terms of this agreement, the Company has committed to invest $30.0 million. In April 2001, the Company committed to invest an additional $10.0 million. The Company has received certain capacity commitments from SMIC. In fiscal 2001, the Company made an investment of $14.3 million in SMIC, bringing its total investment in this foundry as of September 30, 2001, to $18.9 million. An additional $21.1 million is expected to be invested in fiscal year 2002.

NOTE 15. EMPLOYEE BENEFIT PLAN

     In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions through payroll withholdings of up to the lesser of $10,500 or 20% of their annual compensation for 2001. The Company elected to make no contributions during the years ended September 30, 2001, 2000, and 1999. Administrative expenses relating to the plan are insignificant.

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Years Ended September 30,
                                                 2001         2000        1999
                                               -------      -------      -------
                                                         (In thousands)
Cash paid for interest                         $    42      $   134      $ 1,234
Cash paid (refunded) for income taxes            2,146          354       (1,986)
Fixed assets acquired under capital lease           --          600           --


NOTE 17. TRANSACTIONS

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

     In December 1998, the Company sold 20% of its holdings in ICSI to a group of private investors resulting in a pre-tax gain of $1.2 million. Proceeds from the transaction, net of withholding and transaction taxes, totaled $6.6 million (including cash of $4.3 million and notes receivable of $2.3 million). Effective December 31, 1998, the Company owned approximately 43% of ICSI and accounted for ICSI on the equity basis. ICSI was consolidated in the accompanying statement of operations until December 31, 1998 when the 20% of the Company's holdings were sold. The accompanying consolidated balance sheets as of September 30, 2001 and September 30, 2000 reflects ICSI as an investment accounted for on the equity basis.

     In December 1998, the Company agreed to sell approximately 33% of its investment in WaferTech to TSMC for approximately $10.0 million. The transaction was completed in January 1999, and the Company retained a 2.67% interest in WaferTech. The Company recorded a pre-tax loss of approximately $0.4 million in the March 1999 quarter related to this transaction.

     In April 1999, the Company agreed to sell its investment in UICC to UMC for its original acquisition cost. The Company recorded a pre-tax gain of approximately $1.8 million in the June 1999 quarter related to this transaction. The gain resulted from adjustments to the original acquisition value for fluctuations in the New Taiwanese Dollar.

     On October 13, 1999, the major investors in WaferTech, which include TSMC, Altera, Analog Devices, and ISSI, made pro-rata investments in WaferTech. The Company's pro-rata amount of $2.7 million was invested

                   Notes to Consolidated Financial Statements


along with the other partners. The Company's investment in WaferTech as of September 30, 1999 was $20.8 million. After the October 1999 additional investment, the Company's total investment in WaferTech was $23.5 million.

     In August 2000, the Company entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, the Company has committed to invest $30.0 million. In April 2001, the Company committed to invest an additional $10.0 million. In fiscal 2001, the Company made an investment of $14.3 million in SMIC, bringing its total investment in this foundry as of September 30, 2001, to $18.9 million. An additional $21.1 million is expected to be invested in fiscal year 2002.

     In December 2000, the Company sold its investment of $23.5 million in WaferTech, LLC to Taiwan Semiconductor Manufacturing Corporation for $40.7 million resulting in a pre-tax gain of $17.2 million.

     On January 16, 2001, ICSI completed an initial public offering in Taiwan. As a result of shares of ICSI sold by the Company in the initial public offering and subsequently, the Company received gross proceeds of approximately $10.7 million in fiscal 2001 resulting in a pre-tax gain of $8.2 million.

     In February 2001, the Company, along with other shareholders, sold a portion of its ownership in NexFlash to Winbond International Corporation for $6.2 million, resulting in a pre-tax gain of $5.3 million. As a result of this transaction, the Company's ownership percentage of NexFlash decreased from approximately 32% to approximately 14%. Subsequent to the completion of the transaction, the Company accounts for NexFlash on the cost basis.

     In February 2001, the Company invested $3.0 million for approximately 22% of E-CMOS located in Hsin-Chu, Taiwan, R.O.C. The Company is accounting for E-CMOS on the equity basis and recording its percentage gain or loss of their results of operations on a one quarter lag.

NOTE 18. RELATED PARTY TRANSACTIONS

     For the years ended September 30, 2001, September 30, 2000 and the nine months ended September 30, 1999, the Company sold approximately $188,000, $921,000 and $1,412,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company's Chairman and Chief Executive Officer ("CEO"), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At September 30, 2001 and 2000, the Company had an accounts receivable balance from ICSI of approximately $327,000 and $709,000, respectively.

     The Company purchases goods and contract manufacturing services from ICSI. For the years ended September 30, 2001, September 30, 2000 and the nine months ended September 30, 1999, purchases of goods and services were approximately $12,815,000, $74,001,000 and $55,840,000, respectively. At September 30, 2001 and 2000, the Company had an accounts payable balance to ICSI of approximately $551,000 and $12,997,000, respectively.

     For the years ended September 30, 2001, September 30, 2000 and the eleven months ended September 30, 1999, the Company sold approximately $0, $208,000 and $1,542,000, respectively, of memory products to NexFlash. The Company currently has approximately a 14% ownership interest in NexFlash. The Company's Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. In addition, the Company received approximately $183,000, $180,000 and $167,000 in sublease income from NexFlash in the years ended September 30, 2001, 2000 and 1999, respectively (See
Note 14). The Company also provides NexFlash various administrative support services for which it is reimbursed. At September 30, 2001 and 2000, the Company had an accounts receivable balance from NexFlash of approximately $81,000 and $343,000, respectively.

     The Company purchases goods and services from NexFlash. For the years ended September 30, 2001, September 30, 2000 and the eleven months ended September 30, 1999, purchases of goods and services were approximately $0, $391,000 and $0, respectively. At September 30, 2000 and 1999, the Company had an accounts payable balance to NexFlash of approximately $0 and $46,000, respectively.

     The Company provides goods and services to GetSilicon in which the Company currently has approximately a 20% ownership interest. The Company's Chairman and CEO, Jimmy S.M. Lee, is the Chairman of GetSilicon. For the year ended September 30, 2001 and September 30, 2000, the Company provided goods and services of

                   Notes to Consolidated Financial Statements


approximately $559,000 and $595,000, respectively, to GetSilicon. At September 30, 2001 and 2000, the Company had an accounts receivable balance from GetSilicon of approximately $30,000 and $474,000, respectively.

     In January 2001, the Company entered into an agreement for business-to-business data exchange and application services with GetSilicon. For the year ended September 30, 2001, the purchase of services under this agreement was approximately $259,000. At September 30, 2001, the Company had an accounts payable balance to GetSilicon of approximately $32,000.

     For the year ended September 30, 2001, the Company sold approximately $292,000 of memory products to E-CMOS in which the Company currently has approximately a 22% ownership interest. The Company's Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At September 30, 2001, the Company had an accounts receivable balance from E-CMOS of approximately $159,000.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At September 30, 2001, the Company had an accounts payable balance to E-CMOS of approximately $271,000.

NOTE 19. INVESTMENT IN ICSI (UNAUDITED)

     The following summarizes financial information for ICSI at September 30:

                                                            2001          2000
                                                          --------      --------
                                                              (In thousands)
     Current assets                                       $ 76,624      $109,428
     Property, plant, and equipment and other assets        51,345        45,873
     Current liabilities                                    34,181        53,037
     Long-term debt                                          9,352        15,517


     The following summarizes financial information for ICSI, for the twelve months ended September 30, 2001 and September 30, 2000 and for the period from January 1, 1999 through September 30, 1999. The period from October 1, 1998 through December 31, 1998 was included in the Company's consolidated financial statements and is therefore excluded from this presentation.

                               Twelve Months        Twelve Months       Nine Months
                                  Ended                Ended               Ended
                            September 30, 2001   September 30, 2000   September 30, 1999
                            ------------------   ------------------   -------------------
     Net sales                   $113,514             $169,994             $ 82,381
     Gross profit                  28,446               55,575               12,494
     Net income                    11,379               37,010                4,764

                   Notes to Consolidated Financial Statements


NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            The following is a summary of the quarterly results of operations for the years ended September 30, 2001 and 2000.

                                          DEC 31         MAR 31        JUNE 30         SEPT 30
                                         --------       --------       --------       --------
                                                    (In thousands, except per share data)
                                                              (unaudited)
FISCAL 2001

Net sales                                $ 65,229       $ 52,023       $ 20,013       $ 14,783
Gross margin (loss)                        22,175          3,459         (3,500)       (14,955)
Operating income (loss)                     9,228         (9,041)       (14,274)       (24,758)
Net income (loss)                          25,075          4,469         (3,703)       (24,726)

Basic net income (loss) per share        $   0.97       $   0.17       $  (0.14)      $  (0.93)
Diluted net income (loss) per share      $   0.91       $   0.16       $  (0.14)      $  (0.93)

FISCAL 2000

Net sales                                $ 23,251       $ 30,032       $ 38,512       $ 50,128
Gross margin                                6,280          8,800         12,339         16,745
Operating income (loss)                      (546)         1,181          3,394          6,221
Net income                                    494          3,385          9,482         11,665

Basic net income per share               $   0.02       $   0.15       $   0.37       $   0.45
Diluted net income per share             $   0.02       $   0.14       $   0.34       $   0.41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 6, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

     2.   FINANCIAL STATEMENT SCHEDULES

     All other schedules for which provision is made in the Applicable Accounting Regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   EXHIBITS

     Exhibit
     Number       Description of Document
     -------      -----------------------
     2.1 (4)      Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company,
                  Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
     3.1 (2)      Restated Certificate of Incorporation of Registrant.
     3.3 (1)      Bylaws of Registrant.
     4.2 (1)      Form of Common Stock Certificate.
     10.1 (1)     Form of Indemnification Agreement.
     10.2 (1)*    Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
     10.3 (1)*    Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
     10.4 (1)*    1995 Director Stock Option Plan.
     10.5 (3)     Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara,
                  California.
     10.6 (5)*    Nonstatutory Stock Plan
     10.7 (6)*    1998 ISSI-Taiwan Stock Plan
     10.8 (7)*    1998 Stock Plan
     21.1 (1)     Subsidiaries of the Registrant
     23.1         Consent of Ernst & Young LLP, Independent Auditors
     24.1         Power of Attorney (see page 49).

----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.

     (b)  Reports on Form 8-K

     (c)  Exhibits

          See (a) above

     (d)  Financial statement schedules

          See (a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 13th day of December, 2001.

                                        INTEGRATED SILICON SOLUTION, INC.

                                        By /s/ Michael McDonald
                                           -------------------------------------
                                           Michael McDonald
                                           Vice President
                                           and Chief Financial Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 13, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

        Signature                                    Title
---------------------------        -------------------------------------------------


/s/ Jimmy S.M. Lee                 Chairman of the Board and Chief Executive Officer
---------------------------        (Principal Executive Officer)
(Jimmy S.M. Lee)


/s/ Gary L. Fischer                Director, President, and Chief Operating Officer
---------------------------
(Gary L. Fischer)


/s/ Michael McDonald               Vice President and Chief Financial Officer
---------------------------        (Principal Financial and Accounting Officer)
(Michael McDonald)


/s/ Lip-Bu Tan                     Director
---------------------------
(Lip-Bu Tan)


/s/ Hide Tanigami                  Director
---------------------------
(Hide Tanigami)


/s/ Chun Win Wong                  Director
---------------------------
(Chun Win Wong)

                                EXHIBIT INDEX

     Exhibit
     Number       Description of Document
     -------      -----------------------
     2.1 (4)      Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company,
                  Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
     3.1 (2)      Restated Certificate of Incorporation of Registrant.
     3.3 (1)      Bylaws of Registrant.
     4.2 (1)      Form of Common Stock Certificate.
     10.1 (1)     Form of Indemnification Agreement.
     10.2 (1)*    Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
     10.3 (1)*    Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
     10.4 (1)*    1995 Director Stock Option Plan.
     10.5 (3)     Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara,
                  California.
     10.6 (5)*    Nonstatutory Stock Plan
     10.7 (6)*    1998 ISSI-Taiwan Stock Plan
     10.8 (7)*    1998 Stock Plan
     21.1 (1)     Subsidiaries of the Registrant
     23.1         Consent of Ernst & Young LLP, Independent Auditors
     24.1         Power of Attorney (see page 49).

----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-72960).

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (file no. 33-91520)

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 30, 1997.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 26, 1999.