Form 10-Q
period 2001-12-31
INTEGRATED SILICON SOLUTION INC
filed 2002-02-14
CIK 854701

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

        The number of outstanding shares of the registrant's Common Stock as of February 6, 2002 was 26,738,721

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                               Three Months Ended
                                                                  December 31,
                                                         -----------------------------
                                                           2001                 2000
                                                         --------             --------
Net sales (See Note 13)                                  $ 15,091             $ 65,229
Cost of sales                                              12,400               43,054
                                                         --------             --------
Gross Profit                                                2,691               22,175
                                                         --------             --------
Operating Expenses:
  Research and development                                  6,638                6,717
  Selling, general and administrative                       3,665                6,230
                                                         --------             --------
    Total operating expenses                               10,303               12,947
                                                         --------             --------
Operating income (loss)                                    (7,612)               9,228
Gain on sale of investments                                    35               17,202
Other income (expense), net                                   536                1,507
                                                         --------             --------
Income (loss) before income taxes, minority
  interest and equity in net income (loss) of
  affiliated companies                                     (7,041)              27,937
Provision  for income taxes                                    --                6,985
                                                         --------             --------
Income (loss) before minority interest
  and equity in net income (loss) of
  affiliated companies                                     (7,041)              20,952

Minority interest in net loss of
  consolidated subsidiary                                       9                   --
Equity in net income (loss) of
  affiliated companies                                     (2,906)               4,123
                                                         --------             --------
Net income (loss)                                        $ (9,938)            $ 25,075
                                                         ========             ========
Basic net income (loss) per share                        $  (0.37)            $   0.97
                                                         ========             ========
Shares used in basic per share calculation                 26,598               25,822
                                                         ========             ========

Diluted net income (loss) per share                      $  (0.37)            $   0.91
                                                         ========             ========
Shares used in diluted per share calculation               26,598               27,407
                                                         ========             ========

     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                Three Months Ended
                                                                   December 31,
                                                          -----------------------------
                                                            2001                  2000
                                                          --------             --------
Net income (loss)                                         $ (9,938)            $ 25,075
Other comprehensive income (loss), net of tax:
   Change in cumulative translation adjustment                (296)              (1,011)
                                                          --------             --------
Comprehensive income (loss)                               $(10,234)            $ 24,064
                                                          ========             ========

     See accompanying notes to condensed consolidated financial statements.

                        INTEGRATED SILICON SOLUTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                December 31,        September 30,
                                                                     2001               2001
                                                                -----------         -------------
                                                                (unaudited)              (1)
                                       ASSETS
Current assets:
  Cash and cash equivalents                                     $  25,960             $  19,309
  Short-term investments                                           91,750               103,550
  Accounts receivable                                               8,014                 9,743
  Accounts receivable from related parties (See Note 13)              812                   597
  Inventories                                                      39,741                45,179
  Other current assets                                              3,747                 4,689
                                                                ---------             ---------
Total current assets                                              170,024               183,067
Property, equipment, and leasehold improvements, net                7,649                 7,663
Other assets                                                       47,805                47,122
                                                                ---------             ---------
Total assets                                                    $ 225,478             $ 237,852
                                                                =========             =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   7,830             $   7,285
  Accounts payable to related parties (See Note 13)                 1,914                   854
  Accrued compensation and benefits                                 3,186                 3,510
  Accrued expenses                                                  6,366                 7,801
  Income tax payable                                                1,167                 3,651
  Current portion of long-term obligations                            160                   156
                                                                ---------             ---------
Total  current liabilities                                         20,623                23,257
Long-term obligations                                                 116                   158
Minority interest                                                     136                    --
Stockholders' equity:
  Preferred stock                                                      --                    --
  Common stock                                                          3                     3
  Additional paid-in capital                                      221,902               221,502
  Accumulated deficit                                             (11,649)               (1,711)
  Accumulated comprehensive income (loss)                          (5,653)               (5,357)
Total stockholders' equity                                        204,603               214,437
                                                                ---------             ---------
Total liabilities and stockholders' equity                      $ 225,478             $ 237,852
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

                        INTEGRATED SILICON SOLUTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                       -----------------------------
                                                                                         2001                 2000
                                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                    $ (9,938)            $ 25,075
  Depreciation and amortization                                                             871                  789
  Gain on sale of investments                                                               (35)             (17,202)
  Loss on impairment of investment                                                          150                 --
  Equity in (net income) loss of affiliated companies                                     2,906               (4,123)
  Minority interest in net loss of consolidated subsidiary                                   (9)                --
  Net effect of changes in current and other assets and current liabilities               5,023               (1,821)
                                                                                       --------             --------
     Cash provided by (used in) operating activities                                     (1,032)               2,718

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (857)                (397)
  Purchases of available-for-sale securities                                             (6,600)             (15,100)
  Sales of available-for-sale securities                                                 18,400               16,250
  Proceeds from partial sale of Integrated Circuit Solution, Inc. ("ICSI")                   64                5,147
  Proceeds from joint venture partner                                                       145                 --
  Investment in Semiconductor Manufacturing International Corp. ("SMIC")                 (3,750)              (6,750)
  Proceeds from sale of Wafertech, LLC                                                     --                 40,669
  Other investments                                                                         (16)                --
                                                                                       --------             --------
     Cash provided by investing activities                                                7,386               39,819

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                    400                  172
  Principal payments on notes payable and long-term obligations                             (38)                 (34)
                                                                                       --------             --------
     Cash provided by financing activities                                                  362                  138
                                                                                       --------             --------

Effect of exchange rate changes on cash and cash equivalents                                (65)                --

Net increase in cash and cash equivalents                                                 6,651               42,675
Cash and cash equivalents at beginning of period                                         19,309               38,778
                                                                                       --------             --------
Cash and cash equivalents at end of period                                             $ 25,960             $ 81,453
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

        Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


2. CONCENTRATIONS

        In the quarter ended December 31, 2001, no single customer accounted for over 10% of net sales. However, shipments for Cisco Systems Inc. ("Cisco") directly, or indirectly through subcontractors, accounted for approximately 14% of net revenue. Sales to Flextronics International accounted for approximately 9% and 14% of total net sales for the quarters ended December 31, 2001 and December 31, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco.


3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash, cash equivalents and short-term investments consisted of the following: (In thousands)

                                                    December 31         September 30
                                                       2001                2001
                                                    -----------       --------------
Cash                                                 $ 20,873            $ 14,280
Money market instruments                                5,087               5,029
Municipal bonds due in more than 3 years               91,750             103,550
                                                     --------            --------
$                                                    $117,710            $122,859
                                                     ========            ========


4. INVENTORIES

        The following is a summary of inventories by major category: (In thousands)

                                                    December 31         September 30
                                                        2001                2001
                                                    -----------       --------------
Purchased components                                  $12,875             $12,350
Work-in-process                                           465                 594
Finished goods                                         26,401              32,235
                                                      -------             -------
                                                      $39,741             $45,179
                                                      =======             =======

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. OTHER ASSETS

        Other assets consisted of the following:

                                    (In thousands)

                            December 31         September 30
                                2001               2001
                            -----------         ------------
Investment in ICSI            $19,638            $22,805
Investment in SMIC             22,600             18,850
Other                           5,567              5,467
                              -------            -------
                              $47,805            $47,122
                              =======            =======


6. INCOME TAXES

        The Company recorded no provision for income taxes for the three month period ended December 31, 2001 due to its net operating loss position. The provision for income taxes for the three month period ended December 31, 2000 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The effective tax rate of 25% for the three months ended December 31, 2000 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established.


7. NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

                                                                Three Months Ended
                                                                    December 31,
                                                              -------------------------
                                                                  2001         2000
                                                              ----------    -----------
Numerator for basic and diluted net income (loss)
  per share:
Net income (loss)                                              $(9,938)            $25,075
                                                               =======             =======
Denominator for basic net income (loss) per share:
Weighted average  common shares outstanding                     26,598              25,822
                                                               =======             =======
Denominator for basic net income (loss) per share               26,598              25,822
Dilutive stock options                                            --                 1,514
Dilutive warrants                                                 --                    71
                                                               -------             -------
Denominator for diluted net income (loss) per share             26,598              27,407
                                                               =======             =======

Basic net income (loss) per share                              $ (0.37)            $  0.97
                                                               =======             =======
Diluted net income (loss) per share                            $ (0.37)            $  0.91
                                                               =======             =======


        The above diluted calculation does not include approximately 4,730,000 and 1,158,000 shares attributable to options as of December 31, 2001 and 2000, respectively, as their impact would be anti-dilutive.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference, may be material to the financial statements.


9. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted these standards as of October 1, 2001. As the Company had no recorded intangible assets at that date, the adoption of these standards did not have an impact on its financial position or operating results.


10. LITIGATION

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company is required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts are expensed to cost of goods sold. At December 31, 2001 and September 30, 2001, approximately $1.6 million in amounts owed but not remitted is included in accrued liabilities on the Company's balance sheet.

        The Company has retained legal counsel to defend its interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing the DOC to refund all cash deposits.


11. LONG TERM OBLIGATIONS

   The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At December 31, 2001, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at December 31, 2001 amounted to $312,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $276,000 and $26,000, respectively, at December 31, 2001.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. GEOGRAPHIC AND SEGMENT INFORMATION

        The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company's operations in different geographic areas:

                                Three Months Ended
                                   December 31,

                                2001           2000
                             ----------    -----------
                                    (In thousands)
Net Sales
   United States              $ 6,928            $34,060
   China                        1,774               --
   Taiwan                       1,652               --
   Asia other                   2,624             11,522
   Europe                       2,113             19,647
                              -------            -------
   Total net sales            $15,091            $65,229
                              =======            =======

                            December 31,   September 30,
                                2001           2001
                             ----------    -----------
                                    (In thousands)
Long-lived assets
   United States               $6,324            $6,634
   Hong Kong                      528               566
   China                          561               463
   Other foreign locations        236                --
                               ------            ------
                               $7,649            $7,663
                               ======            ======


13. RELATED PARTY TRANSACTIONS

        For the three months ended December 31, 2001 and December 31, 2000, the Company sold approximately $515,000 and $180,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company's Chairman and Chief Executive Officer ("CEO"), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At December 31, 2001 and September 30, 2001, the Company had an accounts receivable balance from ICSI of approximately $657,000 and $327,000, respectively.

        The Company purchases goods and contract manufacturing services from ICSI. For the three months ended December 31, 2001 and December 31, 2000, purchases of goods and services were approximately $259,000 and $7,441,000, respectively. The Company also pays ICSI for certain product development costs. At December 31, 2001 and September 30, 2001, the Company had an accounts payable balance to ICSI of approximately $1,417,000 and $551,000, respectively.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The Company provides NexFlash various administrative support services for which it is reimbursed. In addition, the Company received approximately $42,000 in sublease income from NexFlash in the three months ended December 31, 2000. The Company currently has approximately a 14% ownership interest in NexFlash. The Company's Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At December 31, 2001 and September 30, 2001, the Company had an accounts receivable balance from NexFlash of approximately $29,000 and $81,000, respectively.

        The Company provides goods and services to GetSilicon in which the Company currently has approximately a 20% ownership interest. The Company's Chairman and CEO, Jimmy S.M. Lee, is the Chairman of GetSilicon. For the three months ended December 31, 2001 and December 31, 2000, the Company provided goods and services of approximately $44,000 and $468,000, respectively, to GetSilicon. At December 31, 2001 and September 30, 2001, the Company had an accounts receivable balance from GetSilicon of approximately $74,000 and $30,000, respectively.

        The Company engages GetSilicon for business-to-business data exchange and professional services. For the three months ended December 31, 2001, the purchase of services was approximately $170,000. At December 31, 2001 and September 30, 2001, the Company had an accounts payable balance to GetSilicon of approximately $202,000 and $32,000, respectively.


        For the three months ended December 31, 2001, the Company sold approximately $96,000 of memory products to E-CMOS in which the Company currently has approximately a 22% ownership interest. The Company's Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At December 31, 2001 and September 30, 2001, the Company had an accounts receivable balance from E-CMOS of approximately $7,000 and $159,000, respectively.

        The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At December 31, 2001 and September 30, 2001, the Company had an accounts payable balance to E-CMOS of approximately $295,000 and $271,000, respectively.

        For the three months ended December 31, 2001, the Company sold approximately $45,000 of memory products to Marubun USA Corporation ("Marubun"). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At December 31, 2001, the Company had an accounts receivable balance from Marubun of approximately $45,000.

                        INTEGRATED SILICON SOLUTION, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. INVESTMENT IN INTEGRATED CIRCUIT SOLUTION INC. ("ICSI")

        The following summarizes financial information for ICSI, an equity investee. (In thousands)


                                                  December 31,       September 30,
                                                     2001                2001
                                                  ------------       -------------
Current assets                                      $64,293            $76,624
Property, plant, and equipment and other
  assets                                             50,867             51,345
Current liabilities                                  33,948             34,181
Long-term debt                                        7,547              9,352


                                    Three Months Ended
                                        December 31,
                               --------------------------------
                                  2001                  2000
                               ----------           -----------
Net sales                      $ 14,625             $ 53,357
Gross profit (loss)              (5,511)              23,380
Net income (loss)                (9,984)              14,191

        The Company accounts for investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.


15. SUBSEQUENT EVENT

        In February 2002, the Company acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. Pursuant to this transaction, the Company will issue up to 652,000 shares of its Common Stock in exchange for all outstanding shares, warrants and options of Purple Ray.

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

BACKGROUND

        Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, computer peripherals and other applications. Our high speed and low power SRAMs, our low to medium density DRAMs, and our family of EEPROMs enable customers to design products that meet the demanding connectivity and portability requirements of the wireless communications, data communications, and internet infrastructure markets. Our objective is to capitalize on major trends such as the proliferation of wireless devices, the expansion of the communications and Internet infrastructure, and other trends in electronics technologies. Our goal is to be a focused supplier of high performance memories targeting the growing connectivity and communications markets.

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

RESULTS OF OPERATIONS

        Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for Integrated Circuit Solution, Inc. ("ICSI") on the equity basis and include its percentage share of the results of their operations. Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for E-CMOS Technology Corporation ("E-CMOS") on the equity basis and include its share of their results of operations on a one quarter lag. Effective October 2001, we account for GetSilicon on the cost basis as our ownership became less than 20%. Our financial results for fiscal 2001 reflect accounting for GetSilicon, Inc. ("GetSilicon") on the equity basis and include its percentage share of the results of their operations. Our financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash Technologies, Inc. ("NexFlash") on the equity basis and include its percentage share of the results of NexFlash's operations. Effective February 2001, the Company's ownership of NexFlash became less than 20%, and the Company began accounting for NexFlash on the cost basis. At December 31, 2001, the Company owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 22% of E-CMOS and approximately 20% of GetSilicon.


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

        Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 77% to $15.1 million in the three months ended December 31, 2001 from $65.2 million in the three months ended December 31, 2000. The decrease in sales was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 32K x 32, 1024K and 64K x 16 SRAM products, as well as decreased unit shipments of 16 megabit DRAM products. In addition, there was a significant decline in the average selling prices of our products in the three months ended December 31, 2001 compared to the three months ended December 31, 2000. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended December 31, 2001 as compared to the three months ended September 30, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

        In the three months ended December 31, 2001, no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 14% of net revenue. Sales to Flextronics International accounted for approximately 9% and 14% of total net sales for the three months ended December 31, 2001 and December 31, 2000, respectively. Substantially all of the sales to Flextronics were for products to be delivered to Cisco. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. Net sales included sales of approximately $0.5 million and $0.2 million to ICSI in the three months ended December 31, 2001 and December 31, 2000, respectively.

        Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 88% to $2.7 million in the three months ended December 31, 2001 from $22.2 million in the three months ended December 31, 2000. As a percentage of net sales, gross profit decreased to 17.8% in the three months ended December 31, 2001 from 34.0% in the three months ended December 31, 2000. The decrease in gross profit was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 32K x 32, 1024K and 64K x 16 SRAM products, as well as decreased unit shipments of 16 megabit DRAM products. Although product unit costs were lower in the three months ended December 31, 2001 compared to the three months ended December 31, 2000, such reductions did not offset the significant declines in average selling prices resulting in lower gross margins. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended December 31, 2001 as compared to the three months ended September 30, 2001. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

        Research and Development. Research and development expenses remained relatively flat at $6.6 million in the three months ended December 31, 2001 compared to $6.7 million in the three months ended December 31, 2000. As a percentage of net sales, research and development expenses increased to 44.0% in the three months ended December 31, 2001 from 10.3% in the three months ended December 31, 2000. Decreases in payroll related expenses were offset by increased expenses related to the development of new products including approximately $0.8 million in development charges from ICSI. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

        Selling, General and Administrative. Selling, general and administrative expenses decreased by 41% to $3.7 million in the three months ended December 31, 2001 from $6.2 million in the three months ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 24.3% in the three months ended December 31, 2001 from 9.6% in the three months ended December 31, 2000. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues in the three months ended December 31, 2001 compared to the three months ended December 31, 2000. In addition, payroll related expenses decreased in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 as a result of salary reductions and reductions in headcount due to current economic conditions. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

        Gain on sale of investments. The gain on the sale of investments decreased to $35,000 in the three months ended December 31, 2001 from $17.2 million in the three months ended December 31, 2000. In the three months ended December 31, 2001, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000. In the three months ended December 31, 2000, we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million.

        Other income (expense), net. Other income (expense), net decreased by $1.0 million to approximately $0.5 million in the three months ended December 31, 2001 from $1.5 million in the three months ended December 31, 2000. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates. In addition, we recorded a charge of $150,000 for the impairment of an investment during the three months ended December 31, 2001.

        Provision for Income Taxes. We recorded no provision for income taxes for the three month period ended December 31, 2001 due to our net operating loss position. The provision for income taxes for the three month period ended December 31, 2000 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The effective tax rate of 25% for the three months ended December 31, 2000 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established.

        Equity in net income(loss) of affiliated companies. Equity in net income
(loss) of affiliated companies decreased by $7.0 million to $(2.9) million in the three months ended December 31, 2000 from $4.1 million in the three months ended December 31, 2000. This primarily reflects a decrease in income from our percentage share of ICSI's financial results in the three months ended December 31, 2001 compared to the three months ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $117.7 million. During the three months ended December 31, 2001, operating activities used cash of approximately $1.0 million. Cash used by operations was primarily due to net loss of $9.9 million adjusted for equity in net loss of affiliated companies of $2.9 million and depreciation of $0.9 million. In addition, decreases in inventory of $5.4 million and accounts receivable of $1.5 million and increases in accounts payable of $1.6 million were partially offset by a decrease in income tax payable of $2.5 million.

        In the three months ended December 31, 2001, we generated $7.4 million from investing activities compared to $39.8 million in the three months ended December 31, 2000. The cash generated by investing activities in the three months ended December 31, 2001 primarily resulted from net sales of available-for-sale securities of $11.8 million. In addition, we made an additional investment of $3.8 million in Semiconductor Manufacturing International Corp ("SMIC"). The cash generated from investing activities in the three months ended December 31, 2000 was primarily the result of $40.7 million received from the sale of our investment in WaferTech to TSMC, $5.1 million from the sale of additional shares of ICSI stock and $1.2 million from net sales of available-for-sale securities. In addition, we invested $6.8 million in SMIC.

        In the three months ended December 31, 2001, we made capital expenditures of approximately $0.9 million for engineering tools and computer software. We expect to spend approximately $6.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

        We generated $0.4 million from financing activities during the three months ended December 31, 2001 compared to $0.1 million in the three months ended December 31, 2000. The source of financing for the current quarter was proceeds from the issuance of common stock of $0.4 million from stock option exercises.

        In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we committed to invest $30.0 million. In April 2001, we committed to invest an additional $10.0 million. We have received certain wafer capacity commitments from SMIC. In the three months ended December 31, 2001, we made an investment of $3.8 million in SMIC, bringing our total investment in this foundry as of December 31, 2001, to $22.6 million. An additional $17.4 million is expected to be invested in fiscal year 2002.

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts are expensed to cost of goods sold. Approximately $1.6 million in amounts owed but not remitted is included in accrued liabilities on our balance sheets.

        We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing the DOC to refund all cash deposits.

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

   -  the ability of customers to make payments to us; and

   -  increases in antidumping duties.

WE HAVE LOST MONEY IN CERTAIN RECENT PERIODS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

        We incurred losses of $9.9 million, $24.7 million, and $3.7 million in the three months ended December 31, 2001, September 30, 2001 and June 30, 2001, respectively. We expect to lose money in the March 2002 quarter and may lose money in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

OUR SALES DEPEND ON SRAM PRODUCTS, AND A DECLINE IN AVERAGE SELLING PRICES OR REDUCED DEMAND FOR THESE PRODUCTS COULD HARM OUR BUSINESS.

        A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. While average selling prices declined in the three months ended December 31, 2001 compared to the three months ended September 30, 2001, this was offset by an increase in units shipped. We anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

WE MAY NOT BE ABLE TO COMPENSATE FOR PRICE DECREASES IN OUR PRODUCTS.

        Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In that regard, we experienced a significant decline in the average selling prices for certain of our products in the three months ended December 31, 2001 as compared to the three months ended September 30, 2001. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

        In the three months ended December 31, 2001, no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 14% of net revenue. Sales to Flextronics International accounted for approximately 9% of total net sales for the three months ended December 31, 2001. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS RELATED TO OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

        In the three months ended December 31, 2001 approximately 46% of our net sales was attributable to customers located in the United States, 14% was attributable to customers located in Europe and 40% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 2000, approximately 54% of our net sales was attributable to customers located in the United States, 23% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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


WE MAY ENCOUNTER DIFFICULTIES IN EFFECTIVELY INTEGRATING ACQUIRED BUSINESSES.

From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in February 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. Pursuant to this transaction, the Company will issue up to 652,000 shares of its Common Stock in exchange for all outstanding shares, warrants and options of Purple Ray. There can be no assurance as to the effect of the Purple Ray acquisition or future acquisitions on our business or operating results.

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

        The September 2001 terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues, and costs, which in turn may result in increased volatility in our common stock price and could adversely affect the future price of our common stock.

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


ITEM 3. FINANCIAL MARKET RISK

        Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2001 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

        We have short-term investments of $91.8 million at December 31, 2001. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.2 million decrease in interest income.

        We own approximately 29% of ICSI a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of December 31, 2001 was approximately $19.6 million. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment.

        We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $24.1 million at December 31, 2001. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.1 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $150,000 in impairment losses during the three months ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 1998, the U.S. Department of Commerce ("DOC") published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we are required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts are expensed to cost of goods sold. At December 31, 2001 and September 30, 2001, approximately $1.6 million in amounts owed but not remitted is included in accrued liabilities on our balance sheet.

        We have retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) have challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission ("ITC") decision to reverse the ITC's earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed by Micron to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. This Federal Circuit decision is subject to appeal. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing the DOC to refund all cash deposits.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as a part of this report.

            None.

        (b)Reports on Form 8-K.
           The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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


                                             Integrated Silicon Solution, Inc.
                                             ---------------------------------
                                             (Registrant)


Dated:  February 14, 2002                    /s/ Michael D. McDonald
                                             ---------------------------------
                                             Michael D. McDonald
                                             Vice President Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)