Form 10-Q
period 2002-03-31
INTEGRATED SILICON SOLUTION INC
filed 2002-05-15
CIK 854701

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002         .

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-23084 .

Integrated Silicon Solution, Inc.

Delaware	77-0199971

(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

2231 Lawson Lane, Santa Clara, California	95054

(Address of principal executive offices)	zip code

Registrant’s telephone number, including area code  (408) 588-0800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [   ]

     The number of outstanding shares of the registrant’s Common Stock as of April 30, 2002 was 27,243,799

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales (See Note 13)	$16,638	$52,023	$31,729	$117,252
Cost of sales	13,634	48,564	26,034	91,618

Gross Profit	3,004	3,459	5,695	25,634

Operating Expenses:
Research and development	7,161	6,612	13,799	13,329
Selling, general and administrative	4,303	5,888	7,968	12,118
In-process technology charge	4,689	—	4,689	—

Total operating expenses	16,153	12,500	26,456	25,447

Operating income (loss)	(13,149)	(9,041)	(20,761)	187
Other income (expense), net	794	1,845	1,330	3,352
Gain on sale of investments	—	11,561	35	28,763

Income (loss) before income taxes, minority interest and equity in net income (loss) of affiliated companies	(12,355)	4,365	(19,396)	32,302
Provision (benefit) for income taxes	(3,223)	1,091	(3,223)	8,076

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(9,132)	3,274	(16,173)	24,226
Minority interest in net loss of consolidated subsidiary	15	—	24	—
Equity in net income (loss) of affiliated companies	(1,529)	1,195	(4,435)	5,318

Net income (loss)	$(10,646)	$4,469	$(20,584)	$29,544

Basic net income (loss) per share	$(0.39)	$0.17	$(0.77)	$1.14

Shares used in basic per share calculation	26,954	26,093	26,776	25,957

Diluted net income (loss) per share	$(0.39)	$0.16	$(0.77)	$1.07

Shares used in diluted per share calculation	26,954	27,797	26,776	27,602

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net income (loss)	$(10,646)	$4,469	$(20,584)	$29,544
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(36)	477	(332)	(534)

Comprehensive income (loss)	$(10,682)	$4,946	$(20,916)	$29,010

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	September 30,
	2002	2001

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,056	$19,309
Short-term investments	91,750	103,550
Accounts receivable	7,934	9,743
Accounts receivable from related parties (See Note 13)	413	597
Inventories	31,678	45,179
Other current assets	8,340	4,689

Total current assets	160,171	183,067
Property, equipment, and leasehold improvements, net	10,440	7,663
Other assets	56,417	47,122

Total assets	$227,028	$237,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,723	$7,285
Accounts payable to related parties (See Note 13)	3,058	854
Accrued compensation and benefits	3,633	3,510
Accrued expenses	5,320	7,801
Income tax payable	70	3,651
Current portion of long-term obligations	164	156

Total current liabilities	25,968	23,257
Long-term obligations	74	158
Minority interest	121	—
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	229,713	221,502
Accumulated deficit	(22,295)	(1,711)
Unearned compensation	(867)	—
Accumulated comprehensive loss	(5,689)	(5,357)

Total stockholders’ equity	200,865	214,437

Total liabilities and stockholders’ equity	$227,028	$237,852

(1)	Derived from audited financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,

	2002	2001

Cash flows from operating activities
Net income (loss)	$(20,584)	$29,544
Depreciation and amortization	1,882	1,597
Amortization of intangibles and unearned compensation	52	—
In-process technology charge	4,689	—
Gain on sale of investments	(35)	(28,763)
Loss on impairment of investment	150	—
Equity in (net income) loss of affiliated companies	4,435	(5,318)
Minority interest in net loss of consolidated subsidiary	(24)	—
Net effect of changes in current and other assets and current liabilities	12,489	4,209

Cash provided by operating activities	3,054	1,269
Cash flows from investing activities
Capital expenditures	(3,929)	(2,770)
Purchases of available-for-sale securities	(13,050)	(71,500)
Sales of available-for-sale securities	24,850	17,100
Proceeds from partial sale of Integrated Circuit Solution, Inc. (“ICSI”)	64	13,250
Proceeds from joint venture partner	145	—
Investment in Purple Ray	(192)	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	(11,352)	(14,250)
Proceeds from the sale of Wafertech	—	40,669
Proceeds from partial sale of NexFlash	—	6,167
Other investments	(16)	(3,320)

Cash used in investing activities	(3,480)	(14,654)
Cash flows from financing activities
Proceeds from issuance of common stock	1,332	1,993
Principal payments on notes payable and long-term obligations	(76)	(68)

Cash provided by financing activities	1,256	1,925

Effect of exchange rate changes on cash and cash equivalents	(83)	—
Net increase (decrease) in cash and cash equivalents	747	(11,460)
Cash and cash equivalents at beginning of period	19,309	38,778

Cash and cash equivalents at end of period	$20,056	$27,318

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

     The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

     Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.	Concentrations

     In the three and six month periods ended March 31, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 18% of total net sales for the three months ended March 31, 2001 and approximately 16% of total net sales for the six months ended March 31, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc.

3.	Cash, Cash Equivalents and Short-term Investments

     Cash, cash equivalents and short-term investments consisted of the following: (In thousands)

	March 31,	September 30,
	2002	2001

Cash	$14,461	$14,280
Money market instruments	5,595	5,029
Municipal bonds due in more than 3 years	91,750	103,550

	$111,806	$122,859

4.	Inventories

     The following is a summary of inventories by major category: (In thousands)

	March 31	September 30,
	2002	2001

Purchased components	$11,695	$12,350
Work-in-process	875	594
Finished goods	19,108	32,235

	$31,678	$45,179

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Other Assets

     Other assets consisted of the following: (In thousands)

	March 31,	September 30,
	2002	2001

Investment in ICSI	$18,169	$22,805
Investment in SMIC	30,202	18,850
Other	8,046	5,467

	$56,417	$47,122

6.	Income Taxes

     The benefit for income taxes for the six month period ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law. The provision for income taxes for the six month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings and to a lesser extent taxes on foreign earnings. The effective tax rate of 25% for the six months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established.

7.	Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(10,646)	$4,469	$(20,584)	$29,544

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	26,954	26,093	26,776	25,957
Dilutive stock options	—	1,704	—	1,609
Dilutive warrants	—	—	—	36

Denominator for diluted net income (loss) per share	26,954	27,797	26,776	27,602

Basic net income (loss) per share	$(0.39)	$0.17	$(0.77)	$1.14

Diluted net income (loss) per share	$(0.39)	$0.16	$(0.77)	$1.07

     The above diluted calculation for the three months ended March 31, 2002 and March 31, 2001 does not include approximately 4,739,000 and 904,000 shares attributable to options as of March 31, 2002 and 2001, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2002 and 2001, does not include approximately 4,740,000 and 912,000 shares attributable to options as of March 31, 2002 and 2001, respectively, as their impact would be anti-dilutive.

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

9.	Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted these standards as of October 1, 2001. As the Company had no recorded intangible assets at that date, the adoption of these standards did not have an impact on its financial position or operating results.

10.	Litigation

     In April 1998, the U.S. Department of Commerce (“DOC”) published an antidumping duty order on imports of SRAMs from Taiwan, from where the Company currently imports a majority of its SRAMs. As a consequence of this antidumping duty order, the Company was required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts were expensed to cost of goods sold.

     The Company retained legal counsel to defend its interests in the antidumping proceedings. In addition, respondents (including ISSI) challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission (“ITC”) decision to reverse the ITC’s earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On September 21, 2001, the Federal Circuit upheld the Court of International Trade. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing the U.S. Customs to refund all cash deposits. In March 2002, the time to appeal the case to the Supreme Court expired and the case terminated.

     As a result of the termination of the antidumping case, the Company reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was accrued as a liability. At March 31, 2002, approximately $2.5 million of cash deposits had yet to be refunded and is included in other current assets.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Long Term Obligations

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At March 31, 2002, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at March 31, 2002 amounted to $350,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $238,000 and $19,000, respectively, at March 31, 2002.

12.	Geographic and Segment Information

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Six months ended
	March 31,

	2002	2001

	(In thousands)
Net Sales
United States	$12,200	$63,416
China	4,610	4,372
Taiwan	3,758	439
Hong Kong	2,908	8,539
Asia other	3,437	10,173
Europe	4,522	29,637
Other	294	676

Total net sales	$31,729	$117,252

	March 31,	September 30,
	2002	2001

	(In thousands)
Long-lived assets
United States	$9,070	$6,634
Hong Kong	507	566
China	567	463
Other foreign locations	296	—

Total long-lived assets	$10,440	$7,663

13.	Related Party Transactions

     For the six months ended March 31, 2002 and March 31, 2001, the Company sold approximately $819,000 and $185,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At March 31, 2002 and September 30, 2001, the Company had an accounts receivable balance from ICSI of approximately $136,000 and $327,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company purchases goods and contract manufacturing services from ICSI. For six months ended March 31, 2002 and March 31, 2001, purchases of goods and services were approximately $1,537,000 and $11,049,000, respectively. The Company also pays ICSI for certain product development costs and license fees. At March 31, 2002 and September 30, 2001, the Company had an accounts payable balance to ICSI of approximately $2,787,000 and $551,000, respectively.

     The Company provides NexFlash various administrative support services for which it is reimbursed. In addition, the Company received approximately $83,000 in sublease income from NexFlash in the six months ended March 31, 2001. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At March 31, 2002 and September 30, 2001, the Company had an accounts receivable balance from NexFlash of approximately $4,000 and $81,000, respectively.

     The Company provides goods and services to GetSilicon in which the Company currently has approximately a 20% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of GetSilicon. For the six months ended March 31, 2002 and March 31, 2001, the Company provided goods and services of approximately $78,000 and $302,000, respectively, to GetSilicon. At March 31, 2002 and September 30, 2001, the Company had an accounts receivable balance from GetSilicon of approximately $11,000 and $30,000, respectively.

     The Company engages GetSilicon for business-to-business data exchange and professional services. For the six months ended March 31, 2002 and March 31,2001, the purchase of services was approximately $229,000 and $110,000, respectively. At March 31, 2002 and September 30, 2001, the Company had an accounts payable balance to GetSilicon of approximately $0 and $32,000, respectively.

     For the six months ended March 31, 2002, the Company sold approximately $214,000 of memory products to E-CMOS in which the Company currently has approximately a 22% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At March 31, 2002 and September 30, 2001, the Company had an accounts receivable balance from E-CMOS of approximately $61,000 and $159,000, respectively.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At both March 31, 2002 and September 30, 2001, the Company had an accounts payable balance to E-CMOS of approximately $271,000.

     For the six months ended March 31, 2002, the Company sold approximately $254,000 of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At March 31, 2002, the Company had an accounts receivable balance from Marubun of approximately $201,000.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Investment in Integrated Circuit Solution Incorporation (“ICSI”)

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

	March 31,	September 30,
	2002	2001

Current assets	$62,070	$76,624
Property, plant, and equipment and other assets	48,423	51,345
Current liabilities	36,499	34,181
Long-term debt	5,442	9,352

	Six Months Ended
	March 31,

	2002	2001

Net sales	$33,638	$82,059
Gross profit (loss)	(7,058)	28,705
Net income (loss)	(14,265)	16,965

     The Company accounts for investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Acquisition of Purple Ray

     On February 13, 2002, the Company acquired 100 percent of the outstanding shares of Purple Ray, Inc. (“Purple Ray”) through a merger of Purple Ray with and into ISSI pursuant to the terms of an Agreement and Plan of Reorganization dated January 23, 2002. The results of Purple Ray’s operations have been included in the consolidated financial statements since that date.

     Purple Ray was a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. We acquired Purple Ray primarily to diversify our product offerings and by acquiring an existing design team rather than trying to develop our own capability internally, we have shortened the time to market for the new products. Purple Ray designs integrated circuits that enable network systems to retrieve data bytes on a simultaneous basis, with up to four simultaneous addressable searches per cycle. Current network search engines typically retrieve data bytes at a rate of one search per cycle. The new Purple Ray search engines are expected to achieve up to 533 million searches per second, which is sufficient to support OC192 and beyond data communication equipment. Potential customers for these search products include all of the major network system manufactures. The search products are synergistic to our existing SRAM and DRAM products and are expected to be value-added, sole-source products designed in collaboration with our customers, which should allow them to command high gross margins and will deepen our relationships with targeted customers and potentially provide opportunities to supply other of our products to these same customers.

     The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and estimated transaction costs of $0.2 million. The value of the shares issued is was based on the three-day average closing price leading up to and including the February 13, 2002 closing. Approximately 50,000 additional shares of ISSI common stock may be issued contingent upon meeting certain milestones.

     The preliminary purchase price allocation is as follows (in thousands):

Net tangible assets	$290
Intangible assets:
In-process technology	4,689
Patent applications	963
Assembled workforce	248
Unearned compensation	889

Total estimated purchase price allocation	$7,079

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The intangible assets, other than the in-process technology, are being amortized over lives of three to five years.

     ISSI recorded deferred compensation of approximately $0.9 million at the acquisition date, representing the intrinsic value of unvested Purple Ray options assumed. The deferred compensation is being amortized over the option vesting period of five years.

     The in-process technology acquired from Purple Ray was valued at $4.7 million. The write-off of the in-process technology acquired impacted the Company’s statement of operations in the quarter ended March 31, 2002.

Pro forma Financial Information

     The pro forma financial information presented below is presented as if the acquisition of Purple Ray had occurred at the beginning of fiscal 2001. The pro forma statements of operations for the three and six months ended March 31, 2002 and 2001, include the historical results of the Company and Purple Ray plus the effect of recurring amortization of the related intangibles and unearned compensation. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(In thousands)
Net sales	$16,638	$52,023	$31,729	$117,252
Net income (loss)	$(6,391)	$3,965	$(16,970)	$28,724

Basic net income (loss) per share	$(0.24)	$0.15	$(0.63)	$1.09

Shares used in basic per share calculation	27,163	26,531	27,100	26,395

Diluted net income (loss) per share	$(0.24)	$0.14	$(0.63)	$1.02

Shares used in diluted per share calculation	27,163	28,235	27,100	28,040

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We have made forward-looking statements in this report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations or other matters. Also, when we use such words as “believe,” “expect,” “anticipate,” or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report on Form 10-Q.

Background

     Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, computer peripherals and other applications. Our high speed and low power SRAMs, our low to medium density DRAMs, and our family of EEPROMs enable customers to design products that meet the demanding connectivity and portability requirements of the wireless communications, data communications, and internet infrastructure markets. Our objective is to capitalize on major trends such as the proliferation of wireless devices, the expansion of the communications and Internet infrastructure, and other trends in electronics technologies. Our goal is to be a focused supplier of high performance memories targeting the connectivity and communications markets.

     We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation (“TSMC”) in 1990 and with Chartered Semiconductor in 1994 and have also worked closely with United Microelectronics Corporation (“UMC”) since 1995. Through this collaborative strategy, we have been at the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity. We believe that ISSI is a technology leader and that our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology, gives us a competitive advantage.

Results of Operations

     Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for E-CMOS Technology Corporation (“E-CMOS”) on the equity basis and include our share of their results of operations on a one quarter lag. Effective October 2001, we account for GetSilicon, Inc. (“GetSilicon”) on the cost basis as our ownership became less than 20%. Our financial results for fiscal 2001 reflect accounting for GetSilicon on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash Technologies, Inc. (“NexFlash”) on the equity basis and include our percentage share of the results of NexFlash’s operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. At March 31, 2002, we owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 22% of E-CMOS and approximately 20% of GetSilicon.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 68% to $16.6 million in the three months ended March 31, 2002 from $52.0 million in the three months ended March 31, 2001. The decrease in sales was principally due to a decrease in unit shipments of our SRAM products, specifically our 32K x 32, 256K and 64K x 16 SRAM products, as well as decreased unit shipments of 2 and 8 megabit DRAM products. In addition, there was a significant decline in the average selling prices of our products in the three months ended March 31, 2002 compared to the three months ended March 31,

2001. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we also experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2002 compared to the three months ended December 31, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     In the three months ended March 31, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 18% of total net sales for the three months ended March 31, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 21% of total net sales for the three months ended March 31, 2001. Sales to 3Com accounted for approximately 6% of total net sales for the three months ended March 31, 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of total net sales for the three months ended March 31, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

     Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, and quality assurance. Gross profit decreased 13% to $3.0 million in the three months ended March 31, 2002 from $3.5 million in the three months ended March 31, 2001. As a percentage of net sales, gross profit increased to 18.1% in the three months ended March 31, 2002 from 6.6% in the three months ended March 31, 2001. As a result of the termination of the antidumping case, our gross margin for the three months ended March 31, 2002, benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales. In addition in the three months ended March 31, 2002, we recorded an inventory write-down of approximately $4.4 million predominately for lower of cost or market accounting on certain of our DRAM and SRAM products. In the three months ended March 31, 2001, we recorded an inventory write-down of $11.7 million predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. Excluding the inventory write-downs and the benefit of the reversal of antidumping duties, the decrease in gross profit was principally due to a decrease in unit shipments of our SRAM products, specifically our 32K x 32, 256K and 64K x 16 SRAM products, as well as decreased unit shipments of 2 and 8 megabit DRAM products. In addition, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2002 compared to the three months ended December 31, 2001. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses increased by 8% to $7.2 million in the three months ended March 31, 2002 from $6.6 million in the three months ended March 31, 2001. As a percentage of net sales, research and development expenses increased to 43.0% in the three months ended March 31, 2002 from 12.7% in the three months ended March 31, 2001. The increase in absolute dollars was primarily the result of increases resulting from the acquisition of Purple Ray and the expansion of our research and development activities in Asia. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 27% to $4.3 million in the three months ended March 31, 2002 from $5.9 million in the three months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 25.9% in the three months ended March 31, 2002 from 11.3% in the three months ended March 31, 2001. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

     In-process Technology. On February 13, 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and estimated transaction costs of $0.2 million. The transaction resulted in an in-process technology charge of $4.7 million in our March 31, 2002 quarter.

     Gain on sale of investments. The gain on sale of investments decreased by $11.6 million to $0 in the three months ended March 31, 2002 from $11.6 million in the three months ended March 31, 2001. In the three months ended March 31, 2001, we recorded gross proceeds of approximately $8.1 million and a gain of approximately $6.3 million in connection with the sale of shares of ICSI and gross proceeds of approximately $6.2 million and a gain of approximately $5.3 million in connection with the sale of shares of NexFlash.

     Other income (expense), net. Other income (expense), net decreased by $1.0 million to approximately $0.8 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates.

     Provision (benefit) for income taxes. The benefit for income taxes for the three month period ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law. The provision for income taxes for the three month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings. The effective tax rate of 25% for the three months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established.

     Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies decreased by $2.7 million to $(1.5) million in the three months ended March 31, 2002 from $1.2 million in the three months ended March 31, 2001. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net Sales. Net sales decreased by 73% to $31.7 million in the six months ended March 31, 2002, from $117.3 million in the six months ended March 31, 2001. The decrease in sales was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 32K x 32, 64K x 16, and 1024K SRAM products, as well as decreased unit shipments of 8 and 16 megabit DRAM products. In addition, the average selling prices of our SRAM and DRAM products declined significantly in the six months ended March 31, 2002 compared to the six months ended March 31, 2001. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we also experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2002 compared to the three months ended December 31, 2001. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     In the six months ended March 31, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 16% of total net sales for the six months ended March 31, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of total net sales for the six months ended March 31, 2001. Sales to one customer, 3Com, accounted for approximately 8% of total net sales for the six months ended March 31, 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 12% of total net sales for the six months ended March 31, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

     Gross Profit. Gross profit decreased 78% to $5.7 million in the six months ended March 31, 2002, from $25.6 million in the six months ended March 31, 2001. As a percentage of net sales, gross profit decreased to 17.9% in the six months ended March 31, 2001 from 21.9% in the six months ended March 31, 2001. As a result of the termination of the antidumping case, our gross margin for the three months ended March 31, 2002, benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales. In addition in the three months ended March 31, 2002, we recorded an inventory write-down of approximately $4.4 million predominately for lower of cost or market accounting on certain of our DRAM and SRAM products. In the three months ended March 31, 2001, we recorded an inventory write-down of $11.7 million predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. Excluding the inventory write-downs and the benefit of the reversal of antidumping duties, the decrease in gross profit was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 32K x 32, 64K x 16, and 1024K SRAM products, as well as decreased unit shipments of 8 and 16 megabit DRAM products. In addition, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2002 compared to the three months ended December 31, 2001. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses increased by 4% to $13.8 million in the six months ended March 31, 2002, from $13.3 million in the six months ended March 31, 2001. As a percentage of net sales, research and development expenses increased to 43.5% in the six months ended March 31, 2002, from 11.4% in the six months ended March 31, 2001. The increase in absolute dollars was the result of increased expenses related to the development of new products, the acquisition of Purple Ray and the expansion of our research and development activities in Asia partially offset by decreases in payroll related expenses.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 34% to $8.0 million in the six months ended March 31, 2002 from $12.1 million in the six months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 25.1% in the six months ended March 31, 2002, from 10.3% in the six months ended March 31, 2001. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues in the six months ended March 31, 2002 compared to the six months ended March 31, 2001. In addition, payroll related expenses decreased in the six months ended March 31, 2002 compared to the six months ended March 31, 2001 as a result of salary reductions and reductions in headcount.

     In-process Technology. On February 13, 2002, we acquired Purple Ray, Inc. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and estimated transaction costs of $0.2 million. The transaction resulted in an in-process technology charge of $4.7 million in our March 31, 2002 quarter.

     Gain on sale of investments. The gain on sale of investments decreased by $28.7 million to $35,000 in the six months ended March 31, 2002 from $28.8 million in the six months ended March 31, 2001. In the six months ended March 31, 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000. In the six months ended March 31, 2001 we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. We recorded gross proceeds of approximately $8.1 million and a gain of approximately $6.3 million in connection with the sale of shares of ICSI and gross proceeds of approximately $6.2 million and a gain of approximately $5.3 million in connection with the sale of shares of NexFlash.

     Other income (expense), net. Other income (expense), net decreased by $2.0 million to $1.3 million in the six months ended March 31, 2002 from $3.4 million in the six months ended March 31, 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates.

     Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies decreased by $9.7 million to $(4.4) million in the six months ended March 31, 2002 from $5.3 million in the six months ended March 31, 2001. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

     Provision (benefit) for Income Taxes. The benefit for income taxes for the six month period ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law. The provision for income taxes for the six month period ended March 31, 2001 is principally comprised of taxes on U.S. earnings. The effective tax rate of 25% for the six months ended March 31, 2001 differs from the federal statutory rate as a result of the reversal of valuation allowances previously established.

Liquidity and Capital Resources

     As of March 31, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $111.8 million. During the six months ended March 31, 2002, operating activities provided cash of approximately $3.1 million. Cash provided by operations was primarily due to net loss of $20.6 million adjusted for an in-process technology charge of $4.7 million, equity in net income of affiliated companies of $4.4 million, depreciation of $1.9 million and other non-cash items of $0.1 million. In addition, cash was provided by decreases in inventory of $13.5 million and accounts receivable of $2.0 million and increases in accounts payable of $8.2 million. Cash was used for increases in other current assets of $3.6 million and other assets of $1.6 million and decreases in income tax payable of $3.6 million and accrued liabilities of $2.5 million.

     In the six months ended March 31, 2002, we used $3.5 million for investing activities compared to $14.7 million in the six months ended March 31, 2001. In the six months ended March 31, 2002 we made additional investments totaling $11.4 million in Semiconductor Manufacturing International Corp (“SMIC”), a foundry currently under construction in Shanghai, China. In addition, we had net sales of available-for-sale securities of $11.8 million. The cash used for investing activities during the six months ended March 31, 2001 was primarily the result of net purchases of available-for-sale securities of $54.4 million. In addition, we made investments of $14.3 million in SMIC and other investments of $3.3 million including $2.8 million in E-CMOS. We generated $40.7 million from the sale of our investment in WaferTech, $13.3 million from the sale of shares of ICSI stock and $6.2 million from the sale of NexFlash shares.

     In the six months ended March 31, 2002, we made capital expenditures of approximately $3.9 million for engineering tools and computer software. In addition, we acquired approximately $0.7 million in fixed assets with the acquisition of Purple Ray. We expect to spend approximately $6.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $1.3 million from financing activities during the six months ended March 31, 2002 compared to $1.9 million in the six months ended March 31, 2001. Cash generated from financing activities for the six months ended March 31, 2002 and March 31, 2001 was primarily the result of proceeds from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

     In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we committed to invest $30.0 million. In April 2001, we committed to invest an additional $10.0 million. We have received certain wafer capacity commitments from SMIC. In the six months ended March 31, 2002, we made investments totaling $11.4 million in SMIC, bringing our total investment in this foundry as of March 31, 2002, to $30.2 million. An additional $9.8 million is expected to be invested in fiscal year 2002.

     In April 1998, the U.S. Department of Commerce (“DOC”) published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts were expensed to cost of goods sold.

     We retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission (“ITC”) decision to reverse the ITC’s earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2001, the Federal Circuit upheld the Court of International Trade. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing U.S. Customs to refund all cash deposits. In March 2002, the time to appeal the case to the Supreme Court expired and the case terminated.

     As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was accrued as a liability. At March 31, 2002, approximately $2.5 million of cash deposits had yet to be refunded and is included in other current assets.

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

     Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	decreases in the demand for our products;

•	excess inventory levels at our customers;

•	declines in average selling prices of our products;

•	cancellation of existing orders or the failure to secure new orders;

•	oversupply of memory products in the market;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	the failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	failure to deliver products to customers on a timely basis;

•	disruption in the supply of wafers or assembly services;

•	changes in product mix;

•	the timing of significant orders;

•	increased expenses associated with new product introductions or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any future antidumping proceedings.

We have incurred losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

     We incurred losses of $10.6 million, $9.9 million, and $24.7 million in the three months ended March 31, 2002, December 31, 2001 and September 30, 2001, respectively. We expect to incur a loss in the June 2002 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

     A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by

62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. While average selling prices for certain SRAM products declined in the three months ended March 31, 2002 compared to the three months ended December 31, 2001, this was generally offset by an increase in units shipped. We anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In that regard, we experienced a decline in the average selling prices for certain of our products in the three months ended March 31, 2002 compared to the three months ended December 31, 2001. However, the decline in average selling prices was not as significant in the March 2002 quarter as in the December 2001 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the three months ended March 31, 2002 and in fiscal 2001, we recorded inventory write-downs of $4.4 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs, and to a lesser extent, excess inventory.

     We write down to zero carrying value inventory on hand in excess of six months’ estimated sales volumes to cover estimated exposures, unless adjustments are made to the forecast based on management’s judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from 6 to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products, and purchasing opportunities due to excess wafer capacity.

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

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure additional foundry capacity, we have entered into and expect to enter into various arrangements with suppliers, which could include:

•	contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

•	investments in foundries;

•	joint ventures;

•	other partnership relationships with foundries;

•	option payments or other prepayments to foundries; or

•	nonrefundable deposits with or loans to foundries in exchange for capacity commitments.

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

     In the six months ended March 31, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

     The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

•	real or perceived imbalances in supply and demand;

•	product pricing;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products;

•	access to advanced process technologies at competitive prices;

•	product functionality, performance and reliability;

•	successful and timely product development;

•	the supply and cost of wafers;

•	achievement of acceptable yields of functional die;

•	the gain or loss of significant customers; and

•	the nature of our competitors and general economic conditions.

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

     In the six months ended March 31, 2002 approximately 38% of our net sales was attributable to customers located in the United States, 14% was attributable to customers located in Europe and 46% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

•	economic conditions in Europe and Asia, particularly Taiwan and the People’s Republic of China;

•	changes in trade policy and regulatory requirements;

•	duties, tariffs and other trade barriers and restrictions;

•	the burdens of complying with foreign laws;

•	foreign currency fluctuations;

•	difficulties in collecting foreign accounts receivable; and

•	political instability.

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

     From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in February 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. Pursuant to this transaction, we will issue up to 652,000 shares of our Common Stock in exchange for all outstanding shares, warrants and options of Purple Ray. There can be no assurance as to the effect of the Purple Ray acquisition or future acquisitions on our business or operating results.

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

Our stock price is expected to be volatile.

     The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry and other events or factors;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in wafer capacity;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	new or revised earnings estimates;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors many of which are beyond our control.

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

Item 3. Financial Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2002 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

     We have short-term investments of $91.8 million at March 31, 2002. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.1 million decrease in interest income.

     We own approximately 29% of ICSI a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of March 31, 2002 was approximately $18.2 million. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment.

     We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $31.7 million at March 31, 2002. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.0 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $150,000 in impairment losses during the three months ended December 31, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     In April 1998, the U.S. Department of Commerce (“DOC”) published an antidumping duty order on imports of SRAMs from Taiwan, from where we currently import a majority of our SRAMs. As a consequence of this antidumping duty order, we were required to post a cash deposit on imports of Taiwan fabricated SRAM wafers or devices at the ad valorem rate of 7.56%. These amounts were expensed to cost of goods sold.

     We retained legal counsel to defend our interests in the antidumping proceedings. In addition, respondents (including ISSI) challenged certain aspects of the antidumping determination in federal court proceedings. On August 29, 2000, pursuant to an appeal by ISSI and other respondents, the U.S. Court of International Trade affirmed the International Trade Commission (“ITC”) decision to reverse the ITC’s earlier ruling supporting the imposition of antidumping duties and rule instead in favor of the respondents. This decision by the Court of International Trade was appealed to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2001, the Federal Circuit upheld the Court of International Trade. On January 14, 2002, the DOC published a notice revoking the antidumping order and instructing U.S. Customs to refund all cash deposits. In March 2002, the time to appeal the case to the Supreme Court expired and the case terminated.

     As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was in accrued liabilities. At March 31, 2002, approximately $2.5 million of cash deposits had yet to be refunded and is included in other current assets.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on Wednesday, February 6, 2002 at 3:00 p.m., local time, in San Jose, California.

     (a)  The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

	Votes	Votes
Name of Nominee	in Favor	Withheld

Jimmy S.M. Lee	20,868,599	3,628,121
Gary L. Fischer	20,895,080	3,601,640
Lip-Bu Tan	24,236,554	260,166
Hide L. Tanigami	24,236,948	259,772
Chun Win Wong	24,236,514	260,206

     (b)  The Company’s stockholders approved an amendment to the Company’s 1993 Employee Stock Purchase Plan to increase by 300,000 shares to an aggregate of 2,250,000 shares the number of shares reserved for grant thereunder, with 23,903,326 votes in favor and 355,513 votes against.

     (c)  The Company’s stockholders the ratified the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2002, with 24,244,316 votes in favor, and 229,011 votes against.

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K.

On February 28, 2002, the Company filed a report on Form 8-K disclosing the acquisition on February 13, 2002 of Purple Ray, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc. (Registrant)

Dated: May 15, 2002	By:	/s/ Michael D. McDonald Michael D. McDonald Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)