Form 10-Q
period 2002-06-30
INTEGRATED SILICON SOLUTION INC
filed 2002-08-14
CIK 854701

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-23084.

Integrated Silicon Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0199971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2231 Lawson Lane, Santa Clara, California	95054
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (408) 588-0800.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]      No [   ]

     The number of outstanding shares of the registrant’s Common Stock as of July 31, 2002 was 27,651, 074.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales (See Note 13)	$18,532	$20,013	$50,261	$137,265
Cost of sales	31,563	23,513	57,597	115,131

Gross profit (loss)	(13,031)	(3,500)	(7,336)	22,134

Operating Expenses:
Research and development	8,016	6,375	21,815	19,704
Selling, general and administrative	4,213	4,399	12,181	16,517
In-process technology charge	—	—	4,689	—

Total operating expenses	12,229	10,774	38,685	36,221

Operating loss	(25,260)	(14,274)	(46,021)	(14,087)
Other income (expense), net	853	1,350	2,183	4,702
Gain on sale of investments	—	1,753	35	30,516

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(24,407)	(11,171)	(43,803)	21,131
Provision (benefit) for income taxes	3	(9,163)	(3,220)	(1,087)

Income (loss) before equity in net income (loss) of affiliated companies	(24,410)	(2,008)	(40,583)	22,218
Minority interest in net (income) loss of consolidated subsidiary	(6)	—	18	—
Equity in net income (loss) of affiliated companies	(511)	(1,695)	(4,946)	3,623

Net income (loss)	$(24,927)	$(3,703)	$(45,511)	$25,841

Basic net income (loss) per share	$(0.91)	$(0.14)	$(1.69)	$0.99

Shares used in basic per share calculation	27,309	26,337	26,954	26,084

Diluted net income (loss) per share	$(0.91)	$(0.14)	$(1.69)	$0.93

Shares used in diluted per share calculation	27,309	26,337	26,954	27,699

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(24,927)	$(3,703)	$(45,511)	$25,841
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1,111	(1,387)	779	(1,921)

Comprehensive income (loss)	$(23,816)	$(5,090)	$(44,732)	$23,920

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	September 30,
	2002	2001

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,571	$19,309
Short-term investments	80,550	103,550
Accounts receivable	9,332	9,743
Accounts receivable from related parties (See Note 13)	753	597
Inventories	20,026	45,179
Other current assets	5,531	4,689

Total current assets	139,763	183,067
Property, equipment, and leasehold improvements, net	10,708	7,663
Other assets	61,242	47,122
Total assets	$211,713	$237,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,787	$7,285
Accounts payable to related parties (See Note 13)	2,965	854
Accrued compensation and benefits	3,587	3,510
Accrued expenses	4,246	7,801
Income tax payable	70	3,651
Current portion of long-term obligations	168	156

Total current liabilities	33,823	23,257
Long-term obligations	30	158
Minority interest	127	—
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	230,352	221,502
Accumulated deficit	(47,222)	(1,711)
Unearned compensation	(822)	—
Accumulated comprehensive loss	(4,578)	(5,357)

Total stockholders’ equity	177,733	214,437

Total liabilities and stockholders’ equity	$211,713	$237,852

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,

	2002	2001

Cash flows from operating activities
Net income (loss)	$(45,511)	$25,841
Depreciation and amortization	2,917	2,513
Amortization of intangibles and unearned compensation	170	—
In-process technology charge	4,689	—
Gain on sale of investments	(35)	(30,516)
Loss on impairment of investment	150	—
Equity in (net income) loss of affiliated companies	4,946	(3,623)
Minority interest in net loss of consolidated subsidiary	(18)	—
Net effect of changes in current and other assets and current liabilities	33,300	(13,750)

Cash provided by (used in) operating activities	608	(19,535)
Cash flows from investing activities
Capital expenditures	(5,232)	(5,151)
Purchases of available-for-sale securities	(19,600)	(81,300)
Sales of available-for-sale securities	42,600	30,550
Proceeds from partial sale of Integrated Circuit Solution, Inc. (“ICSI”)	64	15,484
Proceeds from joint venture partner	145	—
Investment in Purple Ray	(192)	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	(11,352)	(14,250)
Proceeds from the sale of Wafertech	—	40,669
Proceeds from partial sale of NexFlash	—	6,167
Other investments	(4,815)	(3,320)

Cash provided by (used in) investing activities	1,618	(11,151)
Cash flows from financing activities
Proceeds from issuance of common stock	1,971	2,759
Principal payments on notes payable and long-term obligations	(116)	(104)

Cash provided by financing activities	1,855	2,655

Effect of exchange rate changes on cash and cash equivalents	181	—
Net increase (decrease) in cash and cash equivalents	4,262	(28,031)
Cash and cash equivalents at beginning of period	19,309	38,778

Cash and cash equivalents at end of period	$23,571	$10,747

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

     Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2. Concentrations

     In the three and nine month periods ended June 30, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 14% of total net sales for the nine months ended June 30, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc.

3. Cash, Cash Equivalents and Short-term Investments

     Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	June 30,	September 30,
	2002	2001

Cash	$18,276	$14,280
Money market instruments	5,295	5,029
Municipal bonds due in more than 3 years	80,550	103,550

	$104,121	$122,859

4. Inventories

     The following is a summary of inventories by major category: (In thousands)

	June 30,	September 30,
	2002	2001

Purchased components	$7,754	$12,350
Work-in-process	3,370	594
Finished goods	8,902	32,235

	$20,026	$45,179

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Other Assets

     Other assets consisted of the following: (In thousands)

	June 30,	September 30,
	2002	2001

Investment in ICSI	$18,434	$22,805
Investment in ICSI convertible debenture	3,180	—
Investment in SMIC	30,202	18,850
Other	9,426	5,467

	$61,242	$47,122

6. Income Taxes

     The benefit for income taxes for the nine month period ended June 30, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law. The Company recorded a benefit for income taxes of $1.1 million for the nine months ended June 30, 2001. The benefit for income taxes for the nine months ended June 30, 2001 included a benefit of approximately $5.0 million for the reversal of taxes accrued for foreign operations for which the statute had expired. Excluding this benefit, the Company recorded a tax expense of 18.5% for the nine months ended June 30, 2001. This tax expense reflected foreign taxes on profits in foreign jurisdictions and the reversal of valuation allowances previously established.

7. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(24,927)	$(3,703)	$(45,511)	$25,841

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,309	26,337	26,954	26,084
Dilutive stock options	—	—	—	1,592
Dilutive warrants	—	—	—	23

Denominator for diluted net income (loss) per share	27,309	26,337	26,954	27,699

Basic net income (loss) per share	$(0.91)	$(0.14)	$(1.69)	$0.99

Diluted net income (loss) per share	$(0.91)	$(0.14)	$(1.69)	$0.93

     The above diluted calculation for the three months ended June 30, 2002 and June 30, 2001 does not include approximately 4,771,000 and 4,154,000 shares attributable to options as of June 30, 2002 and 2001, respectively, as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 2002 and 2001, does not include approximately 4,741,000 and 826,000 shares attributable to options as of June 30, 2002 and 2001, respectively, as their impact would be anti-dilutive.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences, may be material to the financial statements.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently reviewing and assessing the impact of SFAS No. 144 on its financial position and results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

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

     As a result of the termination of the antidumping case, the Company reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was accrued as a liability. At June 30, 2002, all refunds due the Company had been received.

11. Long Term Obligations

     The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At June 30, 2002, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at June 30, 2002 amounted to $387,500. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principle and interest payments were $198,000 and $13,000, respectively, at June 30, 2002.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Geographic and Segment Information

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Nine months ended
	June 30,

	2002	2001

	(In thousands)
Net Sales
United States	$16,746	$72,990
China	9,199	8,233
Taiwan	5,794	785
Hong Kong	5,054	9,864
Singapore	2,724	6,276
Asia other	2,704	5,093
Europe	7,553	32,957
Other	487	1,067

Total net sales	$50,261	$137,265

	June 30,	September 30,
	2002	2001

	(In thousands)
Long-lived assets
United States	$8,472	$6,634
Hong Kong	671	566
China	1,259	463
Other foreign locations	306	—

Total long-lived assets	$10,708	$7,663

13. Related Party Transactions

     For the nine months ended June 30, 2002 and June 30, 2001, the Company sold approximately $819,000 and $189,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At June 30, 2002 and September 30, 2001, the Company had an accounts receivable balance from ICSI of approximately $145,000 and $327,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company purchases goods and contract manufacturing services from ICSI. For nine months ended June 30, 2002 and June 30, 2001, purchases of goods and services were approximately $2,665,000 and $12,775,000, respectively. The Company also pays ICSI for certain product development costs and license fees. At June 30, 2002 and September 30, 2001, the Company had an accounts payable balance to ICSI of approximately $2,460,000 and $551,000, respectively.

     The Company provides NexFlash various administrative support services for which it is reimbursed. In addition, the Company received approximately $177,000 in sublease income from NexFlash in the nine months ended June 30, 2001. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At June 30, 2002 and September 30, 2001, the Company had an accounts receivable balance from NexFlash of approximately $3,000 and $81,000, respectively.

     The Company provides goods and services to GetSilicon in which the Company currently has approximately a 19% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the nine months ended June 30, 2002 and June 30, 2001, the Company provided goods and services of approximately $112,000 and $519,000, respectively, to GetSilicon. At June 30, 2002 and September 30, 2001, the Company had an accounts receivable balance from GetSilicon of approximately $45,000 and $30,000, respectively.

     The Company engages GetSilicon for business-to-business data exchange and professional services. For the nine months ended June 30, 2002 and June 30, 2001, purchases of such services were approximately $364,000 and $140,000, respectively. At June 30, 2002 and September 30, 2001, the Company had an accounts payable balance to GetSilicon of approximately $135,000 and $32,000, respectively.

     For the nine months ended June 30, 2002 and June 30, 2001, the Company sold approximately $393,000 and $110,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 26% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At June 30, 2002 and September 30, 2001, the Company had an accounts receivable balance from E-CMOS of approximately $169,000 and $159,000, respectively.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At June 30, 2002 and September 30, 2001, the Company had an accounts payable balance to E-CMOS of approximately $370,000 and $271,000, respectively.

     For the nine months ended June 30, 2002, the Company sold approximately $650,000 of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At June 30, 2002, the Company had an accounts receivable balance from Marubun of approximately $391,000.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Investment in Integrated Circuit Solution Incorporation (“ICSI”)

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

	June 30,	September 30,
	2002	2001

Current assets	$73,299	$76,624
Property, plant, and equipment and other assets	48,491	51,345
Current liabilities	32,714	34,181
Long-term debt	20,030	9,352

	Nine Months Ended
	June 30,

	2002	2001

Net sales	$54,834	$99,898
Gross profit (loss)	(5,649)	29,129
Net income (loss)	(16,808)	15,344

     In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. ICSI raised approximately $17 million with the proceeds to be used for general working capital purposes. Key terms of the issuance included: 5 year term, 0% coupon rate, convertible into ICSI common stock after 90 days, four specified conversion dates per year, conversion price at 101% over a calculated average closing price, an anti-dilution clause, a put option at 4% interest after 3 years and 4.5% after 4 years, and callable after 2 years if the market price of ICSI common stock met certain conditions.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Acquisition of Purple Ray

     On February 13, 2002, the Company acquired all of the outstanding shares of Purple Ray, Inc. (“Purple Ray”) through a merger of Purple Ray with and into ISSI pursuant to the terms of an Agreement and Plan of Reorganization dated January 23, 2002. The results of Purple Ray’s operations have been included in the consolidated financial statements since that date.

     Purple Ray was a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. We acquired Purple Ray primarily to diversify our product offerings and to acquire an existing design team rather than trying to develop our own capability internally.

     The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and estimated transaction costs of $0.2 million. The value of the shares issued was based on the three-day average closing price leading up to and including the February 13, 2002 closing. Approximately 50,000 additional shares of ISSI common stock may be issued contingent upon meeting certain milestones.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma Financial Information

     The pro forma financial information presented below is presented as if the acquisition of Purple Ray had occurred at the beginning of fiscal 2001. The pro forma statements of operations for the three and nine months ended June 30, 2002 and 2001, include the historical results of the Company and Purple Ray plus the effect of recurring amortization of the related intangibles and unearned compensation. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(In thousands)
Net sales	$18,532	$20,013	$50,261	$137,265
Net income (loss)	$(24,927)	$(4,444)	$(41,892)	$24,170

Basic net income (loss) per share	$(0.91)	$(0.17)	$(1.54)	$0.92

Shares used in basic per share calculation	27,309	26,775	27,170	26,522

Diluted net income (loss) per share	$(0.91)	$(0.17)	$(1.54)	$0.86

Shares used in diluted per share calculation	27,309	26,775	27,170	28,137

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

Background

     Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market high performance memory semiconductors used in Internet access devices, networking equipment, telecom and mobile communications equipment, computer peripherals, consumer electronics, automotive and other applications. Our high speed and low power SRAMs, our low to medium density DRAMs, and our family of EEPROMs enable customers to design products that meet the demanding connectivity and portability requirements of the wireless communications, data communications, internet infrastructure and automotive markets. Our objective is to capitalize on major trends such as the proliferation of wireless devices, the expansion of the communications and Internet infrastructure, and other trends in electronics technologies. Our goal is to be a focused supplier of high performance memories targeting the mobile communications, networking, broadband, digital consumer and automotive markets.

     We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation (“TSMC”) in 1990 and with Chartered Semiconductor in 1994 and have also worked closely with United Microelectronics Corporation (“UMC”) since 1995. Our latest such development program is with Semiconductor Manufacturing International Corp (“SMIC”), the first eight-inch wafer foundry in China. Through this collaborative strategy, we have been at the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity. We believe that ISSI is a technology leader and that our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology, gives us a competitive advantage.

Results of Operations

     Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for E-CMOS Technology Corporation (“E-CMOS”) on the equity basis and include our share of their results of operations on a one quarter lag. Effective October 2001, we account for GetSilicon, Inc. (“GetSilicon”) on the cost basis as our ownership became less than 20%. Our financial results for fiscal 2001 reflect accounting for GetSilicon on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash Technologies, Inc. (“NexFlash”) on the equity basis and include our percentage share of the results of NexFlash’s operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. At June 30, 2002, we owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 26% of E-CMOS and approximately 19% of GetSilicon.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make difficult and subjective estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The estimates and judgments that we use in applying our accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and judgments on our historical experience combined with knowledge of current conditions and our beliefs of what could occur in the future considering the information available at the time. Actual results could differ from those estimates, and such differences, may be material to the financial statements. We reevaluate our estimates and judgments on an ongoing basis.

     Our critical accounting policies which are impacted by estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iii) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of the policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2001.

Valuation of inventory

     Our inventories are stated the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess or obsolete. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ estimated sales volumes to cover estimated exposures, unless adjustments are made to the forecast based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from 6 to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products, and purchasing opportunities due to excess wafer capacity.

Valuation of allowance for doubtful accounts

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments for goods and services purchased from us. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. Once an account is deemed unlikely to be fully collected, we write down the carrying value of the receivable to the estimated recoverable value, which results in a charge to general and administrative expense, which decreases our profitability.

Valuation of non-marketable securities

     Our ability to recover our investments in equity and debt securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions and private party transactions. All of these events are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from our forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At June 30, 2002, our strategic investments in non-marketable securities totaled $36.4 million.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 7% to $18.5 million in the three months ended June 30, 2002 from $20.0 million in the three months ended June 30, 2001. The decrease in sales was principally due to a significant decrease in the average selling prices of our SRAM products in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. While SRAM units shipped increased in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, the impact of the reduction in average selling prices resulted in an overall reduction in SRAM revenue. In addition, declines in the average selling prices of our DRAM products were offset by increases in units shipped. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we also experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended June 30, 2002 compared to the three months ended March 30, 2002. We anticipate further price declines for certain of our SRAM and DRAM products in the September 2002 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     In the three months ended June 30, 2002 and June 30, 2001, no single customer accounted for over 10% of net sales.

     Gross profit(loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, and quality assurance. Gross profit decreased to $(13.0) million in the three months ended June 30, 2002 from $(3.5) million in the three months ended June 30, 2001. As a percentage of net sales, gross profit decreased to (70.3)% in the three months ended June 30, 2002 from (17.5) % in the three months ended June 30, 2001. In the three months ended June 30, 2002, we recorded an inventory write-down of approximately $15.0 million predominately for lower of cost or market accounting on our DRAM and SRAM products and to a lesser extent, excess inventory. In the three months ended June 30, 2001, we recorded an inventory write-down of $9.0 million, predominately for lower of cost or market accounting on certain of our products, primarily DRAMs. Excluding the inventory write-downs, gross profit for the three months ended June 30, 2002 was $2.0 million or 10.6% of net sales and for the three months ended June 31, 2001 gross profit was $5.5 million or 27.5% of net sales. Excluding the inventory write-downs, the decrease in gross profit was principally due to the decrease in the average selling prices of our SRAM products. In addition, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. We believe that the average selling prices of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended June 30, 2002 compared to the three months ended March 31, 2002. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses increased by 26% to $8.0 million in the three months ended June 30, 2002 from $6.4 million in the three months ended June 30, 2001. As a percentage of net sales, research and development expenses increased to 43.3% in the three months ended June 30, 2002 from 31.9% in the three months ended June 30, 2001. The increase in absolute dollars was primarily the result of increases resulting from our acquisition of Purple Ray and the expansion of our research and development activities in Asia. We anticipate that our research and development expenses will increase in absolute dollars in future periods, although such expenses may fluctuate as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 4% to $4.2 million in the three months ended June 30, 2002 from $4.4 million in the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% in the three months ended June 30, 2002 from 22.0% in the three months ended June 30, 2001. The decrease in absolute dollars was the result of overall cost reductions during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. As a result of expense controls, such as salary reductions, we expect our selling, general and administrative expenses may decrease in future quarters although such expenses may fluctuate as a percentage of net sales.

     Gain on sale of investments. The gain on sale of investments decreased by $1.8 million to $0 in the three months ended June 30, 2002 from $1.8 million in the three months ended June 30, 2001. In the three months ended June 30, 2001, we sold shares of ICSI in the public market in Taiwan and received gross proceeds of approximately $2.3 million resulting in a pre-tax gain of approximately $1.7 million.

     Other income (expense), net. Other income (expense), net decreased by $0.5 million to approximately $0.9 million in the three months ended June 30, 2002 from $1.4 million in the three months ended June 30, 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates and lower cash balances.

     Provision (benefit) for income taxes. The provision for income taxes for the three month period ended June 30, 2002 of $3,000 consists of foreign withholding taxes. We recorded a benefit for income taxes of $9.2 million for the three months ended June 30, 2001. The benefit for income taxes for the three months ended June 30, 2001 included a benefit of approximately $5.0 million for the reversal of taxes accrued for foreign operations for which the statute of limitations had expired. Excluding this benefit, we recorded a tax expense of 18.5% for the nine months ended June 30, 2001. This tax expense reflected foreign taxes on profits in foreign jurisdictions and the reversal of valuation allowances previously established.

     Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies increased by $1.2 million to $(0.5) million in the three months ended June 30, 2002 from $(1.7) million in the three months ended June 30, 2001. This primarily reflects a decrease in losses from our percentage share of ICSI’s financial results in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net Sales. Net sales decreased by 63% to $50.3 million in the nine months ended June 30, 2002, from $137.3 million in the nine months ended June 30, 2001. The decrease in sales was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32, and 64K x 16 SRAM products. In addition, the average selling prices of our SRAM and DRAM products declined significantly in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. We were able to partially offset the decline in DRAM revenue resulting from the decline in average selling prices with an increase in DRAM units shipped. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we also experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2002 compared to the three months ended March 31, 2002. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     In the nine months ended June 30, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 14% of total net sales for the nine months ended June 30, 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 16% of total net sales for the nine months ended June 30, 2001. Sales to 3Com accounted for less than 10% of total net sales for the nine months ended June 30, 2001. However, shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of total net sales for the nine months ended June 30, 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

     Gross profit (loss). Gross profit decreased 133% to $(7.3) million in the nine months ended June 30, 2002, from $22.1 million in the nine months ended June 30, 2001. As a percentage of net sales, gross profit decreased to (14.6)% in the nine months ended June 30, 2002 from 16.1% in the nine months ended June 30, 2001. We recorded inventory write-downs of $19.4 million in the nine months ended June 30, 2002. These write-downs were predominately for lower of cost or market accounting on our DRAM and SRAM products and to a lesser extent, excess inventory. We recorded inventory write-downs of $20.7 million in the nine months ended June 30, 2001. These write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. As a result of the termination of the antidumping case, our gross margin for the nine months ended June 30, 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales. Excluding the inventory write-downs and the benefit of the reversal of antidumping duties, the decrease in gross profit was principally due to a decrease in unit shipments of our SRAM products, specifically our 256K, 1024K, 32K x 32, and 64K x 16 SRAM products. In addition, the average selling prices of our SRAM and DRAM products declined significantly in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. Further, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. We believe that the average selling prices of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended June 30, 2002 compared to the three months ended March 31, 2002. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses increased by 11% to $21.8 million in the nine months ended June 30, 2002, from $19.7 million in the nine months ended June 30, 2001. As a percentage of net sales, research and development expenses increased to 43.4% in the nine months ended June 30, 2002, from 14.4% in the nine months ended June 30, 2001. The increase in absolute dollars was the result of increased expenses related to the development of new products, our acquisition of Purple Ray and the expansion of our research and development activities in Asia partially offset by decreases in payroll related expenses.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 26% to $12.2 million in the nine months ended June 30, 2002 from $16.5 million in the nine months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% in the nine months ended June 30, 2002, from 12.0% in the nine months ended June 30, 2001. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. In addition, payroll related expenses decreased in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 as a result of salary reductions and reductions in headcount.

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

     Gain on sale of investments. The gain on sale of investments decreased by $30.5 million to $35,000 in the nine months ended June 30, 2002 from $30.5 million in the nine months ended June 30, 2001. In the nine months ended June 30, 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000. In the nine months ended June 30, 2001 we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. During the nine months ended June 30, 2001, we also recorded gross proceeds of approximately $10.4 million and a gain of approximately $8.0 million in connection with our sale of shares of ICSI and gross proceeds of approximately $6.2 million and a gain of approximately $5.3 million in connection with our sale of shares of NexFlash.

     Other income (expense), net. Other income (expense), net decreased by $2.5 million to $2.2 million in the nine months ended June 30, 2002 from $4.7 million in the nine months ended June 30, 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates and lower cash balances.

     Provision (benefit) for Income Taxes. The benefit for income taxes of $3.2 million for the nine month period ended June 30, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law. We recorded a benefit for income taxes of $1.1 million for the nine months ended June 30, 2001. The benefit for income taxes for the nine months ended June 30, 2001 includes a benefit of approximately $5.0 million for the reversal of taxes accrued for foreign operations for which the statute of limitations has now expired. Excluding this benefit, we recorded a tax expense of 18.5% for the nine months ended June 30, 2001. This tax expense reflects foreign taxes on profits in foreign jurisdictions and the reversal of valuation allowances previously established.

     Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies decreased by $8.5 million to $(4.9) million in the nine months ended June 30, 2002 from $3.6 million in the nine months ended June 30, 2001. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

Liquidity and Capital Resources

     As of June 30, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $104.1 million. During the nine months ended June 30, 2002, operating activities provided cash of approximately $0.6 million. Cash provided by operations was primarily due to decreases in inventory of $25.2 million and accounts receivable of $0.3 million and increases in accounts payable of $17.2 million. Cash was used for net loss of $45.5 million adjusted for an in-process technology charge of $4.7 million, equity in net income of affiliated companies of $4.9 million, depreciation of $2.9 million and other non-cash items of $0.3 million. In addition, cash was used for increases in other current assets of $0.8 million and other assets of $1.4 million and decreases in income tax payable of $3.6 million and accrued liabilities of $3.6 million.

     In the nine months ended June 30, 2002, we generated $1.6 million from investing activities compared to $11.2 million used in the nine months ended June 30, 2001. In the nine months ended June 30, 2002, we had net sales of available-for-sale securities of $23.0 million. In the nine months ended June 30, 2002 we made additional investments totaling $11.4 million in Semiconductor Manufacturing International Corp (“SMIC”), a foundry in Shanghai, China and other investments of $4.8 million including $3.2 million in ICSI convertible debentures and $0.6 million in E-CMOS. The cash used for investing activities during the nine months ended June 30, 2001 was primarily the result of net purchases of available-for-sale securities of $50.8 million. In addition, during the nine months ended June 30, 2001, we made investments of $14.3 million in SMIC and other investments of $3.3 million including $2.8 million in E-CMOS. We also generated $40.7 million from the sale of our investment in WaferTech, $15.5 million from the sale of shares of ICSI stock and $6.2 million from the sale of NexFlash shares.

     In the nine months ended June 30, 2002, we made capital expenditures of approximately $5.2 million for test equipment, engineering tools and computer software. In addition, we acquired approximately $0.7 million in fixed assets with the acquisition of Purple Ray. We expect to spend approximately $4.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $1.9 million from financing activities during the nine months ended June 30, 2002 compared to $2.7 million in the nine months ended June 30, 2001. Cash generated from financing activities for the nine months ended June 30, 2002 and June 30, 2001 was primarily the result of proceeds from the issuance of our common stock from option exercises and purchases under our employee stock purchase plan.

     In August 2000, we entered into a wafer fabrication facility investment agreement with SMIC. Under the terms of this agreement, we committed to invest $30.0 million. In April 2001, we committed to invest an additional $10.0 million. We have received certain wafer capacity commitments from SMIC. In the nine months ended June 30, 2002, we made investments totaling $11.4 million in SMIC, bringing our total investment in this foundry as of June 30, 2002, to $30.2 million. An additional $9.8 million was invested in July 2002 and we have no further commitments to SMIC at this time.

     We lease our facilities including our headquarters in Santa Clara, California and our field sales offices in the U.S. and Europe and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $7 million.

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

     As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was accrued as a liability. At June 30, 2002, all refunds due to us had been received.

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

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

     We have incurred losses in the five consecutive quarters ended June 30, 2002 totaling $73.9 million. We expect to incur a loss in the September 2002 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. We incurred losses of $9.5 million and $50.6 million in fiscal 1999 and 1998, respectively. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

     A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. While average selling prices for certain SRAM products declined in the three months ended June 30, 2002 compared to the three months ended March 31, 2002, this was generally offset by an increase in units shipped. We anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. Such declines may not be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we experienced a decline in the average selling prices for certain of our products in the three months ended June 30, 2002 compared to the three months ended March 31, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the September 2002 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the three months ended June 30, 2002, March 31, 2002 and in fiscal 2001, we recorded inventory write-downs of $15.0 million, $4.4 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

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

     We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $5.7 million in the three months ended June 30, 2002 and $5.7 million for fiscal year 2001. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

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

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure additional foundry capacity, we have entered into and may enter into various arrangements with suppliers, which could include:

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

     In the nine months ended June 30, 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter which adversely impacted our operating results in subsequent quarters. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

     In the nine months ended June 30, 2002 approximately 33% of our net sales was attributable to customers located in the United States, 15% was attributable to customers located in Europe and 51% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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

     Over the last few years, we have made several strategic equity investments in other technology companies. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded $150,000 in impairment losses during the three months ended December 31, 2001.

We may encounter difficulties in effectively integrating acquired businesses.

     From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in February 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. Pursuant to this transaction, we issued 438,000 shares of our common stock in exchange for all outstanding shares of Purple Ray and will issue up to an additional 163,000 shares upon exercise of warrants and options of Purple Ray. Approximately 50,000 additional shares of our common stock may be issued contingent upon meeting certain milestones. There can be no assurance as to the effect of the Purple Ray acquisition or future acquisitions on our business or operating results.

We depend on our ability to attract and retain our key technical and management personnel.

     Our success depends upon the continued service of our key technical and management personnel, including Jimmy S.M. Lee, Chairman and Chief Executive Officer, and Gary L. Fischer, President and Chief Operating Officer, as well as on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our executive officers. The loss of the service of one or more of our key personnel could materially and adversely affect our business and operating results.

Terrorist attacks, threats of further attacks, threats of war, and acts of war may negatively impact all aspects of our operations, revenues, costs and stock price.

     The September 2001 terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues, and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

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

Item 3. Financial Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2002 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

     We had short-term investments of $80.6 million at June 30, 2002. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in interest income.

     We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of June 30, 2002 was approximately $18.4 million. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.2 million of ICSI convertible debentures. A decline in the ICSI’s convertible bond price may require us to record a loss related to this investment.

     We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $32.7 million at June 30, 2002. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.7 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $150,000 in impairment losses during the three months ended December 31, 2001.

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

     As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was in accrued liabilities. At June 30, 2002, all refunds due to us had been received.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as a part of this report.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 26, 2002, the Company filed a report on Form 8-K/A updating our Report on Form 8-K filed on February 28, 2002 disclosing the acquisition on February 13, 2002 of Purple Ray, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc. (Registrant)
Dated: August 14, 2002	/s/ Michael D. McDonald

Michael D. McDonald Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.