Form 10-K
period 2002-09-30
INTEGRATED SILICON SOLUTION INC
filed 2002-12-20
CIK 854701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23084

Integrated Silicon Solution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0199971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2231 Lawson Lane, Santa Clara, California (Address of principal executive offices)	95054 (zip code)

Registrant’s telephone number, including area code:

(408) 588-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on December 10, 2002, as reported by the Nasdaq National Market, was approximately $95.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant’s Common Stock on December 10, 2002 was 27,576,761.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be held on February 7, 2003 are incorporated by reference in Part III of this Form 10-K.

      When used in this Report, the words “expects,” “anticipates,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which include statements concerning the timing of new product introductions; the functionality and availability of products under development; trends in the Internet access devices, networking, and telecommunications markets, in particular as they may affect demand for or pricing of our products; the percentage of export sales and sales to strategic customers; the percentage of revenue by product line; the availability and cost of products from our suppliers; and the funding of the sales of investments, are subject to risks and uncertainties, including those set forth in Item 1 of Part I and in Item 7 of Part II hereof entitled “Certain Factors Which May Affect Our Business or Future Operating Results” and elsewhere in this Report, that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part. References in this report on Form 10-K to “we”, “us”, “our”, “ISSI”, and the “Company” refer to Integrated Silicon Solution, Inc. and our subsidiaries.

PART I

Item 1.     Business

General

      Integrated Silicon Solution, Inc. (“ISSI”) is a technology leader in high performance memory semiconductors. We design, develop and market memory products used in networking, Internet infrastructure, telecommunications, wireless products, handheld devices, computer peripherals, and automotive electronics. Our products incorporate state-of-the-art circuit design and advanced process technology. Our high speed and low power static random access memories (“SRAM”), low to medium density dynamic random access memories (“DRAM”), and our family of electrically erasable programmable read only memories (“EEPROM”) enable designers to meet the demanding connectivity, portability, and bandwidth requirements of today’s leading edge electronic products. In addition, we have multichip packages combining Flash and SRAM (“MCP”), BluetoothTM wireless chipsets, and parallel search processors or content addressable memories (“CAM”) in development. Our objective is to capitalize on major trends in electronic products and position ISSI as a key supplier of memory and non-memory products to leading companies in such markets.

      The ever-expanding performance requirements in electronic systems place increasing pressure on manufacturers to use sophisticated semiconductor memory architecture within their systems. Manufacturers of digital consumer products, such as DVD players and printers, require memory to enhance product performance. Manufacturers of leading-edge internet access devices, ISP servers and networking routers and switches require high speed memory architecture and devices within their systems to meet demands for faster speed and response times. Similarly, the advent of handheld wireless communications devices, such as cellular phones and personal digital assistants, has necessitated the development of high performance memories that reduce power consumption, increase battery life, and reduce size in order to maximize portability. Our goal is to be a focused supplier of high performance memories targeting the mobile communications, networking/broadband, digital consumer, and automotive electronics markets.

      Our customers include industry leaders such as 3Com, Alcatel, Cisco, Delphi, Ericsson, Lexmark, LG Electronics, Motorola, NEC, Nokia, Panasonic, Seagate, and Sharp. Due to their size and influence, these customers generally drive memory volumes in their market segment and help define the direction of future memory products. Our products offer our customers numerous benefits, including:

•	high performance and functionality;

•	high quality and reliability;

•	long-term supply;

•	leading-edge designs that facilitate the development of new, advanced systems; and

•	advanced process technology.

      We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation (“TSMC”) in 1990 and with Chartered Semiconductor in 1994. We have also worked closely with United Microelectronics Corporation (“UMC”) since 1995. We are also an equity investor and have a seat on the board of directors of Semiconductor Manufacturing International Corporation (“SMIC”), the first eight-inch wafer foundry in China. Through this strategy of technology collaboration, we have been in the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity.

      We believe that ISSI is a technology leader and that our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology gives us a competitive advantage. Our strategy is to:

•	target high growth markets and applications;

•	further penetrate industry leading customers;

•	build collaborative relationships with leading edge foundries;

•	continually develop high performance products; and

•	commit to long-term supply of our products.

Background

      ISSI was incorporated in California in October 1988 and changed its state of incorporation to Delaware in August 1993. Our principal executive offices are located at 2231 Lawson Lane, Santa Clara, California 95054, and our telephone number is (408) 588-0800.

      We have a branch office in Taiwan that focuses on manufacturing logistics, sales, marketing, and engineering. We have a wholly owned subsidiary in the People’s Republic of China (Shanghai) that focuses on sales, marketing, manufacturing logistics, and design; a subsidiary in Hong Kong that primarily focuses on research, development, and material control; and a subsidiary in Korea that focuses on design. We own approximately 29% of a public company in Taiwan (Integrated Circuit Solution, Inc. “ICSI”, formerly known as ISSI-Taiwan). ICSI became a public company in Taiwan in January 2001 and is listed on the Taiwan Stock Exchange. We own approximately 14% of NexFlash Technology, Inc. (“NexFlash”), a Flash memory company. We own approximately 17% of GetSilicon Inc. (“GetSilicon”), a provider of collaborative supply chain management solutions. We also own approximately 26% of E-CMOS Corporation (“E-CMOS”), a fabless semiconductor company located in Taiwan.

Products

      We are a focused supplier of a family of both high speed and ultra low power SRAMs, complementary low and medium density DRAMs, EEPROM and other complementary memory products. We have three additional product lines under development that did not contribute to revenue in fiscal 2002, but which we believe may contribute to revenue in fiscal 2003. These are MultiChip Packages (MCP), Network Search Processors, and BlueToothTM wireless chip sets. In fiscal 2002, we derived approximately 53% of our revenue from SRAMs, 40% from DRAMs, and 7% from other products.

SRAMs

      Our high performance SRAM products generally focus on either very high speed or very low power. Our first high speed SRAMs were shipped in 1990. More recently, driven by increasing demand in the hand-held and mobile markets, such as cellular phones, we have developed a low power family of 1.65-2.2 volt and 2.5-3.6 volt SRAM products for wireless applications. Densities include 2Mb (128Kx16, 256Kx8), 4Mb (256Kx16, 512Kx8), and 8Mb (1Mx8, 512Kx16). To date we have derived substantially all of our SRAM revenues from the sale of high speed SRAM products.

      Our objective is to be a complete SRAM supplier and support all of a customer’s SRAM requirements. We make long term supply commitments on older products and also offer leading edge products. We offer both asynchronous and synchronous high speed SRAMs. Our high speed asynchronous SRAMs are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, multimedia products, and industrial instrumentation. Current asynchronous SRAM densities include 64Kb (8K x 8), 256Kb (32K x 8), 512Kb (64K x 8 and 32K x 16), 1 megabit (128K x 8, 64K x 16), 2 megabit (128K x 16 and 256K x 8), 3 megabit (128K x 24), 4 megabit (256K x 16 and 512K x 8), and 8 megabit (512K x 16). Our high speed synchronous SRAMs are used in a variety of networking and telecommunications applications. Current synchronous densities include 1 Megabit (32K x 32), 2 Megabit (64K x 32/36), 4 Megabit (256K x 16/18 and 128K x 32/36), 8 Megabit (256K x 32/36 and 512K x 18) and 16 Megabit (512K x 32/36 and 1M x 18). Additional SRAM products are under development and are expected to include performance-leading features in speed, configuration, power levels, density, and packaging. For example, we helped form a consortium of leading SRAM suppliers to define the configuration, performance, and package specifications for a new 18 megabit synchronous SRAM, named SigmaRAM. We are also developing PseudoSRAMs, which are higher density devices that utilize the SRAM architecture and DRAM cell structure. PseudoSRAM products are expected to be available in fiscal 2003.

DRAMs

      Our low and medium density DRAM products complement our high performance SRAM products. They are typically sold through the same channels, often to the same end customers, and enhance ISSI’s position as an experienced memory supplier. Our DRAM products are not targeted at the main memory DRAM market and we do not compete in those markets requiring the highest density DRAMs, such as those used in PCs. Applications for our low and medium density DRAMs include digital consumer products, such as DVD players and set-top boxes, automotive electronics, telecommunications base stations, personal digital assistants (“PDA”), networking equipment, disk drives, tape drives, and printers. We currently offer 4 and 16 megabit Fast Page Mode (“FPM”), Extended Data Out (“EDO”), plus 4, 16 and 64 megabit SDRAM devices. Additional DRAM products, including low power SDRAMs, are under development.

EEPROM and Other Memory Products

      Our other memory products include high performance serial EEPROMs (1Kb-128Kb), embedded EEPROM products, and voice recording chips. Applications for these products include cellular phones, pagers, networking systems, modems, telephone sets, security systems, smart cards, video games, automobiles, and other consumer products. To date, revenue from these products is less than 10% of total revenue.

Product Lines Under Development

      We have three new product lines under development as of September 30, 2002. Our MultiChip Package (“MCP”) product combines two chips — an SRAM and a Flash — in one package. MCPs are used to conserve space in an electronic design. Many cell phones and PDAs use MCPs. In fiscal 2001, we announced a cooperative program with Fujitsu to provide MCPs using Fujitsu Flash and ISSI SRAM. We now have several customer qualifications of our MCP approved and expect to begin revenue shipments in the first half of fiscal 2003.

      Our Network Search Processors (“NSP”), also known as Content Addressable Memories (“CAM”), can be used for flexible, simultaneous addressing in network and telecom applications. They can also be embedded in other logic chips. We may license the NSP design architecture or produce our own ISSI NSPs. However, the NSP market as of September 30, 2002 is depressed. Our development efforts continue but it is uncertain when or if actual revenue will be achieved.

      Our BlueToothTM wireless chip sets can be used for short distance wireless communication for applications such as cell phones, PDAs, PC peripherals, headsets, and other consumer products. This product line is a non-memory product line, reflecting our diversification strategy. We acquired certain BlueToothTM rights and BlueToothTM technology in connection with an equity investment in a development-stage company and have formed a joint development program with them. We expect to begin revenue generation from these products in mid calendar 2003.

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

      Our design efforts focus on product specification, memory cell and array structure, circuit design, simulation, and layout. We invest in advanced computer aided design (“CAD”) systems to ensure that the design team has state-of-the-art design tools and employs innovative and rigorous design methodologies. We utilize focused design teams for new product development and can efficiently migrate proprietary design features to new generation products. We currently have design organizations in Santa Clara, Taiwan, China, Hong Kong, and Korea.

Manufacturing

      We combine our process technology expertise, foundry partnership strategy, and equity investment arrangements to form a hybrid of the fab and fabless business models which we call Fab-Lite. We do not own or operate our own wafer foundry but, because memory products are particularly well suited for the development of advanced process technology, we actively participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve the early introduction of advanced geometries for our high performance memory products, which results in increased performance and lower manufacturing costs. To date, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore. In fiscal 2002, we also began production at SMIC in China.

      In 2000, ISSI made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in the People’s Republic of China. SMIC is located in the Shanghai/ Pudong area, very near ISSI’s China headquarters. As of September 30, 2002, ISSI had invested $40 million in SMIC. We have no further commitments to SMIC for additional equity investments at this time. ISSI has a seat on the SMIC board of directors.

      Previously, we had an equity investment with TSMC, along with Altera and Analog Devices, in TSMC’s Washington State wafer foundry named WaferTech. We also had an equity investment in a UMC wafer foundry. Both of these investments have been sold back to TSMC and UMC respectively, but we believe our participation has deepened our business relationships with these two companies.

      ISSI outsources its manufacturing process. The manufacturing of our products begins at our independent wafer foundry partners, principally TSMC, Chartered Semiconductor, and SMIC. Once the foundry has completed wafer processing, the wafers are then shipped to subcontractors for wafer testing. The wafers are then sawed or cut into individual memory chips and those that passed at wafer test are assembled into final packages. The completed memory device is then tested again at final test. Our U.S. headquarters develops and debugs test programs and test procedures. Third party subcontractors in Taiwan and Singapore perform the wafer sort, assembly and test operations. We expect to include subcontractors in China, beginning in fiscal 2003. Our operations groups in the US, Taiwan, and China perform subcontractor management. A comprehensive quality control program is in place. We are certified under ISO 9001/2000 standards and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We plan to achieve certification for IS/TS 16949, the new automotive standard, and ISO 14000, the environmental standard, in 2003 or 2004.

      Each of our wafer suppliers also fabricates for other integrated circuit companies, including certain of our competitors. In addition, UMC subsidiaries manufacture integrated circuits, including SRAMs, for their own account. Although we have written commitments specifying wafer capacities from some suppliers, if any suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or reduce or eliminate deliveries to us, there can be no assurance that we could enforce fulfillment of any delivery commitments. We believe our technology development partnerships and history of equity investments mitigate such risk.

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

      Although our policy is to work closely with our manufacturing sources, there are certain risks associated with the use of independent foundries, including the absence of a controlled source of supply or delays in obtaining adequate wafer supplies. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Production yields and device reliability can be affected by a large number of factors. As is typical in the semiconductor industry, our outside foundries have from time to time experienced lower than anticipated manufacturing yields and device reliability problems, particularly in connection with the introduction of new products and changes in such foundry’s processing steps. There can be no assurance that our foundries will not experience lower than expected manufacturing yields or device reliability problems in the future, which could materially and adversely affect our business and operating results.

Customers and Marketing

      We have focused our marketing efforts on four major market segments: mobile communications, networking/ broadband, digital consumer, and automotive electronics. We market our products through a direct sales force, independent sales representatives, and distributors. We have four distributors in North America and distributors in most of the countries of Western Europe, Japan, targeted countries in Asia, and India. We continue to expand our marketing and sales activity. We have sales offices in the United States, Europe, Hong Kong, Taiwan, and the People’s Republic of China. Our customers include a broad range of electronic system manufacturers such as 3Com, Alcatel, Cisco, Delphi, Ericsson, Lexmark, LG Electronics, Motorola, NEC, Nokia, Panasonic, Seagate, and Sharp. In fiscal 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue.

      Our sales and marketing efforts are directed from our Santa Clara headquarters. In fiscal 2002, approximately 29% of our net sales was attributable to customers located in the United States, 14% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. In fiscal 2001, approximately 51% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. In fiscal 2000, approximately 51% of our net sales was attributable to customers located in the United States, 22% was attributable to customers located in Europe and 24% was attributable to customers located in Asia. See Note 13 of Notes to Consolidated Financial Statements.

      We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and the People’s Republic of China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. We anticipate that sales to international customers will continue to represent a significant percentage of net sales. Substantially all of our foundries and assembly and test operations are located in Asia. Although we transact business predominately in U.S. dollars, we do have some transactions in New Taiwan (“NT”) dollars, in Hong Kong (“HK”) dollars and in China Renminbi (“RMB”). Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, and from time to time have taken action to hedge against such exposure, but have not to date adopted any formal hedging strategy. There can be no assurance that exchange rate fluctuations will not materially and adversely affect our business and operating results in the future.

      Our sales are generally made pursuant to standard purchase orders, which can be revised to reflect changes in the customer’s requirements. Generally, purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

Competition

      The semiconductor memory market is intensely competitive and has been characterized by cyclical market conditions, an oversupply of product, price erosion, rapid technological change, short product life cycles, and foreign and domestic competition. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

•	wafer manufacturing over or under capacity and the resultant imbalances in supply and demand;

•	product pricing;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of the OEM’s products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	product functionality, performance, and reliability;

•	successful and timely product development;

•	wafer supply;

•	wafer costs;

•	achievement of acceptable yields of functional die;

•	the gain or loss of significant customers;

•	the performance of our competitors and their pricing policies; and

•	general economic conditions.

We may not be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could materially and adversely affect our business and operating results.

      The SRAM market is generally a fragmented market and specific competitors and competitive factors vary based on geographic regions and market segments. In the SRAM market, we compete with several major domestic and international semiconductor companies including Alliance Semiconductor, Cypress Semiconductor, Etron, Integrated Device Technology (“IDT”), Mitsubishi, Samsung, and Sony. We also compete with new and emerging companies such as Giga Semiconductor. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities, but have not previously participated in the SRAM market sector. We may not be able to compete successfully against any of these competitors.

      In the low to medium density DRAM area, we generally compete with Alliance, Mosel-Vitelic, HyNEX, Vanguard, and Oki. Samsung and Micron re-entered the medium density market in the recent down cycle and other main memory DRAM companies could address this market in the future. There can be no assurance that we will be able to compete successfully against any of these competitors. In the EEPROM market, our primary competitors include Atmel, Catalyst, and SGS-Thomson Microelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

      Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In down cycles, they may be willing to sell below fully absorbed costs at prices we cannot match. We may not be able to compete successfully against any of these competitors.

      The process technology used by our manufacturing sources, including process technology that we have developed with our foundries, can be used by such manufacturers to produce products for other companies, including our competitors. Although we believe that our participation in the development of the processes provides us the advantage of early access to such processes, the knowledge of the wafer manufacturer may be used to benefit our competitors.

Product Warranty

      Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is limited to replacement of defective items or return of amounts paid.

Research and Development

      Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of advanced process technologies and new memory circuit designs. We currently design most of our high performance memory products and jointly develop advanced process technology with our manufacturing partners from our headquarters in Santa Clara, California and our design centers in Asia.

      New SRAM products in design include wide voltage (1.8v — 3.6v) low power 2 meg, 4 meg and 8 meg asynchronous SRAMs, in addition to high speed 18 meg, 32 meg and 36 meg synchronous devices. These new synchronous SRAMs include the new industry-standard Sigma RAMs. We have several 64 meg DRAM devices under design. We are developing our new SRAM and DRAM products on industry leading 0.13, 0.15, and 0.18 micron process technologies. We are presently evaluating 0.10 micron process technology for our next generation products. In nonvolatile memory, our future products are expected to include 256K and 512K density serial EEPROM devices. Our research and development expenditures in fiscal 2002, 2001, and 2000 were $29.8 million, $25.3 million, and $18.3 million, respectively.

Patents

      As of September 30, 2002, we held 70 U.S. patents. These patents expire between 2010 and 2022. We have 14 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Employees

      As of September 30, 2002, we had approximately 172 employees in the U.S., 39 in Taiwan, 57 in the People’s Republic of China, 17 in Hong Kong, and 16 in Korea. Total employment, including subsidiaries, is approximately 301 people. On October 29, 2002, we announced a reduction that will result in approximately a 17% decrease in our U.S. workforce. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is extremely competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.

EXECUTIVE OFFICERS

      Our executive officers and their ages as of September 30, 2002 are as follows:

Name	Age	Position

Jimmy S.M. Lee	47	Chairman, Chief Executive Officer, and Director
Gary L. Fischer	51	President, Chief Operating Officer, and Director
Michael McDonald(1)	49	Vice President, Chief Financial Officer, and Secretary
Paul Song	47	Senior Vice President, Engineering

(1)	Employment ended October 28, 2002, at which time Mr. Fischer became Chief Financial Officer, in addition to his other duties.

Background of Executive Officers

      Jimmy S.M. Lee has served as ISSI’s Chief Executive Officer and a director since he co-founded the Company in October 1988. He also served as ISSI’s president until May 2000. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, Inc., a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Prior thereto, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee has served as a director of ICSI since September 1990, as a director of NexFlash since October 1998, as chairman of the board of GetSilicon since July 2000, and as chairman of the board of E-CMOS since September 2001. Mr. Lee holds a M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

      Gary L. Fischer has served as ISSI’s President and Chief Operating Officer since April 2001. He served as Executive Vice President and Chief Financial Officer from April 1995 to March 2001, and as Vice President and Chief Financial Officer from June 1993 to March 1995. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. He has also been a director of E-CMOS since November 2001. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

      Michael McDonald served as Vice President and Chief Financial Officer from June 2001 through October 2002. He was Senior Vice President, Chief Financial Officer, and Secretary at REMEC, Inc., a manufacturer of wireless communications hardware, from 1997 to May 2001. From February 1984 to September 1997, Mr. McDonald was Chief Financial Officer at Magnum Microwave Corporation, a manufacturer of wireless communications hardware. Mr. McDonald holds an MBA degree from California Polytechnic State University, San Luis Obispo and a B.S. degree in mathematics from the University of San Francisco.

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

Item 2.     Properties

      Our U.S. headquarters occupy a two story building, totaling approximately 93,400 square feet, in Santa Clara, California in which our executive offices, marketing, technology, product development groups and some research and development (“R&D”) testing facilities are located. The lease on this building expires in February 2007. We sublease approximately 24,000 square feet and 9,000 square feet to third parties whose subleases expire in March 2003 and September 2003, respectively. We lease additional field sales offices in the U.S. and Europe and sales and engineering offices in Asia.

Item 3.     Legal Proceedings

      On September 21, 2001, the U.S. Court of Appeals for the Federal Circuit issued a ruling favorable to ISSI regarding an April 1998 antidumping duty order on imports of SRAMs from Taiwan. Subsequently, the antidumping case was terminated, the antidumping order revoked, and our cash deposits were returned during fiscal 2002. As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was in accrued liabilities. At September 30, 2002, all refunds due to us had been received.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

      Our common stock has been quoted on the Nasdaq National Market under the symbol ISSI since our initial public offering in February 1995. Prior to such date, there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year ending September 30, 2002	High	Low

Fourth quarter	$9.12	$2.94
Third quarter	14.88	6.77
Second quarter	14.84	10.28
First quarter	13.85	6.40

Fiscal Year ending September 30, 2001	High	Low

Fourth quarter	$16.25	$8.55
Third quarter	16.65	11.13
Second quarter	21.25	11.75
First quarter	17.31	7.69

Holders of Record

      As of December 10, 2002, there were approximately 9,500 beneficial holders of our common stock.

Dividends

      We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On January 23, 2002, in connection with our acquisition of Purple Ray, we issued an aggregate of 438,281 shares of our common stock to the stockholders of Purple Ray. Such shares were issued in consideration for the shares of Purple Ray held by the Purple Ray stockholders. The shares were issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares were subsequently registered for resale on a Registration Statement on Form S-3 filed with the SEC on March 15, 2002.

Item 6.     Selected Consolidated Financial Data

	Fiscal Year Ended September 30,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Net sales	$70,448	$152,048	$141,923	$83,309	$131,132
Gross profit (loss)	(15,765)	7,179	44,164	16,493	4,338
Operating income (loss)	(66,257)	(38,845)	10,250	(14,184)	(53,053)
Net income (loss)	(67,540)	1,115	25,026	(9,511)	(50,607)
Basic net income (loss) per share(1)	(2.49)	0.04	1.07	(0.48)	(2.67)
Diluted net income (loss) per share(1)	(2.49)	0.04	0.96	(0.48)	(2.67)
Working capital	79,168	159,810	145,938	42,064	32,549
Total assets	184,676	237,852	260,724	121,831	202,168
Total long-term obligations and current portion of long-term obligations	158	314	454	—	15,466
Stockholders’ equity	155,423	214,437	211,235	88,778	90,920
Dividends paid	—	—	—	—	—

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for ICSI on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for E-CMOS on the equity basis and include our share of their results of operations on a one quarter lag. Effective October 2001, we account for GetSilicon on the cost basis as our ownership became less than 20%. Our financial results for fiscal 2001 reflect accounting for GetSilicon on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash on the equity basis and include our percentage share of the results of NexFlash’s operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. At September 30, 2002, we owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 26% of E-CMOS and approximately 17% of GetSilicon.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make difficult and subjective estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The estimates and judgments that we use in applying our accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and judgments on our historical experience combined with knowledge of current conditions and our beliefs of what could occur in the future considering the information available at the time. Actual results could differ from those estimates and such differences may be material to our financial statements. We reevaluate our estimates and judgments on an ongoing basis.

      Our critical accounting policies which are impacted by estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors. These policies are described in the notes to our financial statements contained in this Annual Report on Form 10-K for the year ended September 30, 2002.

     Valuation of inventory

      Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess or obsolete. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ estimated sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made to the forecast based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from 6 to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

     Valuation of allowance for sales returns and allowances

      Net sales consist principally of total product sales less estimated sales returns. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the reserve for sales returns and allowances. This reserve is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the reserve are recorded as a reduction to net sales. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales could be adversely affected.

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

     Valuation of non-marketable securities

      Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions and private party transactions. All of these events are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At September 30, 2002, our strategic investments in non-marketable securities totaled $46.6 million of which $40.0 million was invested in SMIC.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

      Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 54% to $70.4 million in fiscal 2002 from $152.0 million in fiscal 2001. The decrease in sales was principally due to a significant decline in the average selling prices of our products in fiscal 2002 compared to fiscal 2001. In addition, in fiscal 2002, we experienced a decrease in unit shipments for our SRAM products, specifically our 32K x 32, 256K, 1024K and 32K x 16 SRAM products. We were able to partially offset the decline in our DRAM revenue resulting from the decline in average selling prices with an increase in DRAM units shipped. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended September 30, 2002 compared to the three months ended June 30, 2002. We anticipate further price declines for certain of our SRAM and DRAM products in the December 2002 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

      In fiscal 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

      Gross profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 320% to a loss of $15.8 million in fiscal 2002 from a profit of $7.2 million in fiscal 2001. As a percentage of net sales, gross profit decreased to (22.4)% in fiscal 2002 from 4.7% in fiscal 2001. In fiscal 2002, we recorded inventory write-downs of $28.6 million, predominately for lower of cost or market accounting on our DRAM and SRAM products and, to a lesser extent, excess inventory. We recorded inventory write-downs of $38.3 million in fiscal 2001. These write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs. In fiscal 2002, we charged $1.2 million to cost of sales for the write-off of a prepaid license fee as the average selling price for the impacted parts were less than the cost of the parts. Additionally, the technology included in the license had no alternative use to us beyond its application in the impacted parts. As a result of the termination of the antidumping case, our gross margin for fiscal 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales. Excluding the inventory write-downs, the write-off of the prepaid license fee and the benefit of the reversal of antidumping duties, the decrease in gross profit was principally due to a significant decline in the average selling prices of our products in fiscal 2002 compared to fiscal 2001. Further, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. The decline in our gross margin in fiscal 2002 was more significant for our SRAM products than for our DRAM products. In addition, we were able to offset some of the decline in average selling prices of our DRAM products with an increase in DRAM units shipped. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a significant decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended September 30, 2002 compared to the three months ended June 30, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the three months ending December 31, 2002. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

      Research and Development. Research and development expenses increased by 18% to $29.8 million in fiscal 2002 from $25.3 million in fiscal 2001. As a percentage of net sales, research and development expenses increased to 42.4% in fiscal 2002 from 16.6% in fiscal 2001. The increase in absolute dollars was the result our acquisition of Purple Ray, the expansion of our research and development activities in Asia, and increased expenses for engineering wafers related to the development of new products. In the three months ended September 2002, we wrote-off the unamortized balance of the Purple Ray patent applications of approximately $0.8 million. The write-off was made as it became evident, based on anticipated cash flows, that the product line had not and would not meet the goals that we had at the time the acquisition was made and that we would not recover any value for the patent applications. While we have made efforts to reduce research and development expenses through salary reductions, lay-offs and the transfer of some design and engineering efforts to Asia, these reductions may be offset by increased costs for the development of new products, which could result in our research and development expenses increasing in absolute dollars in future periods.

      Selling, General and Administrative. Selling, general and administrative expenses decreased by 23% to $16.0 million in fiscal 2002 from $20.7 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% in fiscal 2002 from 13.6% in fiscal 2001. The decrease in absolute dollars was primarily the result of decreased selling commissions associated with lower revenues in fiscal 2002 compared to fiscal 2001. In addition, payroll related expenses decreased in fiscal 2002 compared to fiscal 2001 as a result of salary reductions and reductions in headcount. As a result of expense controls, such as salary and headcount reductions, we expect our selling, general and administrative expenses may decrease in future quarters although such expenses may fluctuate as a percentage of net sales.

      Acquired In-process Technology. On February 13, 2002, we acquired Purple Ray, Inc., a development stage company. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million, and estimated transaction costs of $0.2 million. Approximately 50,000 additional shares of ISSI common stock may be issued contingent upon meeting certain milestones in relation to one of the products under development.

      In connection with the acquisition of Purple Ray in fiscal 2002, we allocated $4.7 million of the total purchase price of $7.1 million to in-process technology. This allocation represented the estimated fair value based on discounted cash flows related to the in-process projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of the in-process technology, which was determined with the assistance of an independent appraiser.

      At the acquisition date, Purple Ray was developing four CAM and NSP products that were expected to feature sophisticated parallel search architecture to enhance lookup performance for OC48 and advanced data communication equipment. The products under development ranged from 5% to 40% complete.

      We allocated values to in-process technology based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the products, and discounting the net cash flows to their present value. The revenue projection used to value the in-process technology was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the expected timing of new product introductions. The resulting net cash flows from such products are based on management’s estimates of cost of sales, operating expenses, and income taxes from such product offerings.

      Revenues for the products under development were estimated to grow based on forecasted sales for the three years following introduction, assuming successful completion and market acceptance of the products under development. The estimated revenues for the in-process products were expected to peak within four years of acquisition and then decline as other new products and technologies are expected to enter the market.

      The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. We utilized a discount rate of 35% for the in-process technology, which we believe is commensurate with the inherent risk and the expected growth of the in-process products.

      The estimates we used in valuing in-process technology were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

      Interest and other income (expense), net. Interest and other income, net decreased by $5.4 million to $2.4 million in the year ended September 30, 2002 from $7.8 million in the year ended September 30, 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates and lower cash balances. In addition, fiscal 2002 includes a write-off of approximately $0.4 million for the impairment of certain of our equity investments.

      Gain on sale of investment. The gain on sale of investments decreased by $30.7 million to $35,000 in fiscal 2002 from $30.7 million in fiscal 2001. In the year ended September 30, 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000. In the year ended September 30, 2001 we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. During the year ended September 30, 2001, we also recorded gross proceeds of approximately $10.7 million and a pre-tax gain of approximately $8.2 million in connection with our sale of shares of ICSI, and gross proceeds of approximately $6.2 million and a pre-tax gain of approximately $5.3 million in connection with our sale of shares of NexFlash.

      Provision (benefit) for Income Taxes. We recorded a tax benefit of approximately $3.2 million for the year ended September 30, 2002 compared to a tax expense of $150,000 for the year ended September 30, 2001. We recorded a tax benefit of approximately $3.2 million for the year ended September 30, 2002, that principally reflects our ability to recover alternative minimum taxes previously incurred as a result of changes in tax law in 2002. We recorded a tax expense of $150,000 for the year ended September 30, 2001, primarily due to the inability to realize deferred tax assets related to our net operating loss and tax credit carryforwards, partially offset by the reversal of taxes previously provided for foreign operations no longer deemed necessary as the statute of limitations had expired.

      Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The $50,000 minority interest in net loss of consolidated subsidiary, represents the minority shareholders’ proportionate share of the net loss of D2Code.

      Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies decreased by $8.6 million to $(6.9) million in fiscal 2002 from $1.7 million in fiscal 2001. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in fiscal 2002 from fiscal 2001.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

      Net Sales. Net sales increased by 7% to $152.0 million in fiscal 2001 from $141.9 million in fiscal 2000. The increase in sales was principally due to an increase in unit shipments, partially offset by a decrease in the average selling price, of our 16 megabit DRAM products, as well as increased unit shipments of certain SRAM products, specifically our 32K × 32, 128K × 16, 256K × 16, and 64K × 16 SRAM products. In addition, the average selling prices of our SRAM products generally increased in fiscal 2001 compared to fiscal 2000.

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

      Gross Profit. Gross profit decreased 84% to $7.2 million in fiscal 2001 from $44.2 million in fiscal 2000. As a percentage of net sales, gross profit decreased to 4.7% in fiscal 2001 from 31.1% in fiscal 2000. In fiscal 2001, we recorded inventory write-downs of $38.3 million, including $17.6 million in the three months ended September 30, 2001. The inventory write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAMs and low power SRAMs, and to a lesser extent, excess inventory. Excluding the inventory write-downs in fiscal 2001, gross profit for the period was $45.4 million or 29.9% of net sales. Excluding the inventory write-downs in fiscal 2001, the increase in gross profit dollars was principally due to an increase in unit shipments of our SRAM products, specifically our 32K × 32, 128K × 16, 256K × 16, and 64K × 16 SRAM products. In addition, increases in the average selling prices of our SRAM products in fiscal 2001 compared to fiscal 2000 more than offset any increases in product costs resulting in higher gross margins. The decrease in gross margin percentage in fiscal 2001 is due to a significant decline in the gross margin for our DRAM products as a result of declining average selling prices.

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

      Equity in net income of affiliated companies. Equity in net income of affiliated companies decreased by $9.1 million to $1.7 million in fiscal 2001 from $10.8 million in fiscal 2000. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in fiscal 2001 from fiscal 2000.

Liquidity and Capital Resources

      As of September 30, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $78.8 million. During fiscal 2002, operating activities used cash of approximately $13.6 million compared to $19.5 million in fiscal 2001. Cash used by operations was primarily due to a net loss of $67.5 million adjusted for an in-process technology charge of $4.7 million, equity in net loss of affiliated companies of $6.9 million, depreciation of $4.2 million, other non-cash items of $1.5 million and decreases in accrued expenses of $7.8 million. This was partially offset by decreases in inventories of $27.5 million primarily driven by inventory write-downs, increases in accounts payable of $13.2 million, decreases in accounts receivable of $1.9 million and decreases in other assets of $1.8 million.

      In fiscal 2002, we generated $3.3 million from investing activities compared to $3.5 million used in fiscal 2001. In fiscal 2002, we had net sales of available-for-sale securities of $36.4 million. In fiscal 2002, we made additional investments totaling $21.2 million in SMIC, a foundry in Shanghai, China, and other investments of $5.6 million, including $3.2 million in ICSI convertible debentures and $0.6 million in E-CMOS. The cash used for investing activities in fiscal 2001 was primarily the result of net purchases of available-for-sale securities of $44.8 million. In addition, during fiscal 2001 we made investments of $14.3 million in SMIC and other investments of $3.5 million, including $3.0 million in E-CMOS. In fiscal 2001, we generated $40.7 million from the sale of our investment in WaferTech, $15.8 million from the sale of shares of ICSI stock and $6.2 million from the sale of NexFlash shares and received $2.0 million in dividends from our equity investments.

      In fiscal 2002, we made capital expenditures of approximately $6.5 million for test equipment, engineering tools and computer software. In addition, we acquired approximately $0.7 million in fixed assets with the acquisition of Purple Ray. We expect to spend approximately $4.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

      We generated $2.5 million from financing activities during fiscal 2002 compared to $3.5 million in fiscal 2001. Cash generated from financing activities for fiscal 2002 was primarily the result of proceeds from the issuance of common stock of $2.7 million from option exercises and sales under our employee stock purchase plan. The primary source of financing for fiscal 2001 was proceeds from the issuance of our common stock of $3.7 million from option exercises and sales under our employee stock purchase plan.

      In August 2000, we made a commitment for an equity investment in SMIC. In fiscal 2002, we made investments totaling $21.2 million in SMIC, bringing our total investment in this foundry as of September 30, 2002, to $40.0 million. We have no further commitments to SMIC for additional equity investments at this time. We have received certain capacity commitments from SMIC. In addition, we have remaining non-cancelable purchase commitments to another wafer foundry for approximately $1.3 million over the next 6 months.

      In July 2002, we made a commitment for an equity investment in Signia Technologies, Inc. (“Signia”), a development stage company focusing on BlueTooth™ design. At September 30, 2002, our investment in Signia was $1.5 million. We have committed to invest an additional $1.5 million in Signia, if Signia achieves certain milestones with respect to its BlueTooth™ product by January 19, 2003.

      We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $6.8 million.

      On September 21, 2001, the U.S. Court of Appeals for the Federal Circuit issued a ruling favorable to ISSI regarding an April 1998 antidumping duty order on imports of SRAMs from Taiwan. Subsequently, the antidumping case was terminated, the antidumping order revoked, and our cash deposits were returned during fiscal 2002. As a result of the termination of the antidumping case, we reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was in accrued liabilities. At September 30, 2002, all refunds due to us had been received.

      Our contractual cash obligations at September 30, 2002 are outlined in the table below:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years

	(in thousands)
Equipment lease debt	$158	$158	$—	$—
Operating leases	6,787	1,358	3,216	2,213
Unconditional purchase obligations with wafer foundries	1,293	1,293	—	—

Total contractual cash obligations	$8,238	$2,809	$3,216	$2,213

      We believe our existing funds and available financing will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, equity or debt financings, sales of additional shares of ICSI, or the disposition of certain assets. From time to time, we may also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Certain Factors Which May Affect Our Business or Future Operating Results

Our operating results are expected to continue to fluctuate and may not meet published analyst forecasts. This may cause the price of our common stock to decline.

      Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	decreases in the demand for our products;

•	excess inventory levels at our customers;

•	declines in average selling prices of our products;

•	cancellation of existing orders or the failure to secure new orders;

•	oversupply of memory products in the market;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	our failure to deliver products to customers on a timely basis;

•	disruption in the supply of wafers or assembly services;

•	changes in product mix;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks, or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any future antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

      We have incurred losses in the six consecutive quarters ended September 30, 2002 totaling $96.0 million. We expect to incur a loss in the December 2002 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Any continued downturn in the markets we serve would harm our business.

      Substantially all of our products are incorporated into products such as internet access devices, networking equipment, digital consumer products, telecom/mobile communications devices, and automotive electronics. Historically, these markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. These markets are currently experiencing severely depressed business conditions which are adversely affecting our business. We are unable to predict how long this current downturn will continue or whether current conditions will worsen.

Our sales depend on SRAM and DRAM products, and a decline in average selling prices or reduced demand for these products could harm our business.

      A majority of our net sales are derived from the sale of SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. While unit shipments of certain SRAM products increased in the three months ended September 30, 2002 compared to the three months ended June 30, 2002, declines in the average selling prices for SRAM products resulted in an overall decline in SRAM revenue. We anticipate further price declines for certain of our SRAM and DRAM products in the December 2002 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

      Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we experienced a decline in the average selling prices for most of our products during fiscal 2002, including the most recent quarter ended September 30, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the December 2002 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

      Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In fiscal 2002 and in fiscal 2001, we recorded inventory write-downs of $28.6 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

      We write down to zero carrying value inventory on hand in excess of six months’ estimated sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made to the forecast based on management’s judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from 6 to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

      We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $10.4 million for fiscal 2002 and $5.7 million for fiscal year 2001. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

      If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business will be harmed. To date, our principal manufacturing relationship has been with TSMC, from which we have obtained a majority of our wafers. We also receive wafers from Chartered Semiconductor, SMIC, and UMC. Each of our wafer foundries also supplies wafers to other integrated circuit companies, including certain of our competitors. Although we have written commitments specifying wafer capacities from some suppliers, if any suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to enforce fulfillment of any delivery commitments. Additionally, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

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

      In fiscal 2002, no single customer accounted for over 10% of net sales. However, in fiscal 2001, sales to Flextronics International accounted for approximately 15% of net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000, no single customer accounted for over 10% of net sales. However, in fiscal 2000, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter which adversely impacted our operating results in subsequent quarters. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

      The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the high performance memory market depends on factors both within and outside of our control, including:

•	real or perceived imbalances in supply and demand;

•	product pricing;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	product functionality, performance and reliability;

•	successful and timely product development;

•	the supply and cost of wafers;

•	achievement of acceptable yields of functional die;

•	the gain or loss of significant customers; and

•	the nature of our competitors and general economic conditions.

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

      In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the United States, 15% was attributable to customers located in Europe and 55% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

      We are subject to the risks of conducting business internationally, including:

•	economic conditions in Europe and Asia, particularly in Taiwan and the People’s Republic of China;

•	changes in trade policy and regulatory requirements;

•	duties, tariffs and other trade barriers and restrictions;

•	the burdens of complying with foreign laws;

•	foreign currency fluctuations;

•	difficulties in collecting foreign accounts receivable; and

•	political instability.

We have made strategic equity investments in other companies with no assurance that they will increase in value.

      Over the last few years, we have made several strategic equity investments in other technology companies. At September 30, 2002, we had investments in equity securities of privately held companies of approximately $46.4 million, $40 million of which is in SMIC. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $397,000 in impairment losses during fiscal 2002.

We may encounter difficulties in effectively integrating acquired businesses.

      From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in February 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. Pursuant to this transaction, we issued 438,000 shares of our common stock in exchange for all outstanding shares of Purple Ray and may issue up to an additional 163,000 shares upon exercise of warrants and options of Purple Ray. Approximately 50,000 additional shares of our common stock may be issued contingent upon meeting certain milestones. There can be no assurance as to the effect of the Purple Ray acquisition or future acquisitions on our business or operating results.

We depend on our ability to attract and retain our key technical and management personnel.

      Our success depends upon the continued service of our key technical and management personnel, including Jimmy S.M. Lee, our Chairman and Chief Executive Officer, and Gary L. Fischer, our President, Chief Operating Officer, and Chief Financial Officer, as well as on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our executive officers. The loss of the service of one or more of our key personnel could materially and adversely affect our business and operating results.

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

Our stock price is expected to be volatile.

      The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	new or revised earnings estimates;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry and other events or factors;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in wafer capacity;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors many of which are beyond our control.

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

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

      Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2002 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities and our derivative financial instruments were immaterial at September 30, 2002.

      We had short-term investments of $67.2 million at September 30, 2002. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in interest income.

      We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of September 30, 2002 was approximately $15.7 million. The market value of our investment in the common stock of ICSI at September 30, 2002 was approximately $26.9 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $2.9 million of ICSI convertible debentures. As a result of a decline in the ICSI’s convertible bond price we recorded an unrealized loss of $0.2 million related to this investment in the September 2002 quarter. This loss was included in other comprehensive loss in the equity portion of our balance sheet. Further deterioration in ICSI’s bond price would result in additional losses.

      We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $42.9 million at September 30, 2002, of which $40.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.7 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $397,000 in impairment losses during fiscal 2002.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	28
Financial Statements:
Consolidated Statements of Operations
For Fiscal Years Ended September 30, 2002, September 30, 2001, and September 30, 2000	29
Consolidated Statements of Comprehensive Income (Loss)
For Fiscal Years Ended September 30, 2002, September 30, 2001, and September 30, 2000	30
Consolidated Balance Sheets
As of September 30, 2002 and September 30, 2001	31
Consolidated Statements of Stockholders’ Equity
For Fiscal Years Ended September 30, 2002, September 30, 2001, and September 30, 2000	32
Consolidated Statements of Cash Flows
For Fiscal Years Ended September 30, 2002, September 30, 2001, and September 30, 2000	33
Notes to Consolidated Financial Statements	34

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

      We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

October 25, 2002

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Net sales (See Note 18)	$70,448	$152,048	$141,923
Cost of sales (See Note 18)	86,213	144,869	97,759

Gross profit (loss)	(15,765)	7,179	44,164

Operating expenses
Research and development	29,841	25,303	18,287
Selling, general and administrative	15,962	20,721	15,627
Acquired in-process technology charge	4,689	—	—

Total operating expenses	50,492	46,024	33,914

Operating income (loss)	(66,257)	(38,845)	10,250
Interest and other income (expense), net	2,420	7,778	3,912
Interest expense	(63)	(98)	(133)
Gain on sales of investments, net	35	30,732	847

Income (loss) before income taxes, minority interest and equity in net income (loss) of affiliated companies	(63,865)	(433)	14,876
Provision (benefit) for income taxes	(3,220)	150	680

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(60,645)	(583)	14,196
Minority interest in net loss of consolidated subsidiary	50	—	—
Equity in net income (loss) of affiliated companies	(6,945)	1,698	10,830

Net income (loss)	$(67,540)	$1,115	$25,026

Basic net income (loss) per share	$(2.49)	$0.04	$1.07

Shares used in basic per share calculation	27,084	26,183	23,357

Diluted net income (loss) per share	$(2.49)	$0.04	$0.96

Shares used in diluted per share calculation	27,084	27,788	26,056

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Net income (loss)	$(67,540)	$1,115	$25,026
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	12	(1,588)	419
Unrealized loss on investments	(238)	—	—

Comprehensive income (loss)	$(67,766)	$(473)	$25,445

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,622	$19,309
Short-term investments	67,200	103,550
Accounts receivable, net of allowance for doubtful accounts of $958 in 2002 and $1,352 in 2001.	7,445	9,743
Accounts receivable from related parties (See Note 18)	946	597
Inventories	17,665	45,179
Other current assets	3,448	4,689

Total current assets	108,326	183,067
Property, equipment, and leasehold improvements, net	10,673	7,663
Other assets	65,677	47,122

Total assets	$184,676	$237,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,871	$7,285
Accounts payable to related parties (See Note 18)	3,905	854
Accrued compensation and benefits	3,394	3,510
Accrued expenses	3,830	7,801
Income tax payable	—	3,651
Current portion of long-term obligations	158	156

Total current liabilities	29,158	23,257
Long-term obligations	—	158
Commitments and contingencies
Minority interest	95	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares — 5,000 in 2002 and 2001. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares — 70,000 in 2002 and 2001. Issued and outstanding shares — 27,526 in 2002 and 26,539 in 2001.	3	3
Additional paid-in capital	231,032	221,502
Accumulated deficit	(69,251)	(1,711)
Accumulated comprehensive loss	(5,583)	(5,357)
Unearned compensation	(778)	—

Total stockholders’ equity	155,423	214,437

Total liabilities and stockholders’ equity	$184,676	$237,852

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
	Common Stock		Additional	Earnings	Accumulated		Total
			Paid-In	(Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Compensation	Equity

	(In thousands)
Balance at September 30, 1999	20,294	$2	$120,852	$(27,852)	$(4,188)	$(36)	$88,778
Stock options exercised	1,006	—	5,461	—	—	—	5,461
Shares issued under stock purchase plan	235	—	859	—	—	—	859
Amortization of unearned compensation	—	—	—	—	—	18	18
Shares issued in connection with follow-on public stock offering	3,795	1	90,673	—	—	—	90,674
Shares issued for exercise of warrants	458	—	—	—	—	—	—
Change in accumulated comprehensive loss	—	—	—	—	419	—	419
Net income	—	—	—	25,026	—	—	25,026

Balance at September 30, 2000	25,788	3	217,845	(2,826)	(3,769)	(18)	211,235
Stock options exercised	556	—	2,532	—	—	—	2,532
Shares issued under stock purchase plan	195	—	1,125	—	—	—	1,125
Amortization of unearned compensation	—	—	—	—	—	18	18
Change in accumulated comprehensive loss	—	—	—	—	(1,588)	—	(1,588)
Net income	—	—	—	1,115	—	—	1,115

Balance at September 30, 2001	26,539	3	221,502	(1,711)	(5,357)	—	214,437
Stock options exercised	394	—	1,659	—	—	—	1,659
Shares issued under stock purchase plan	155	—	992	—	—	—	992
Shares issued in conjunction with the acquisition of Purple Ray	438	—	5,233	—	—	—	5,233
Fair value of options assumed in conjunction with the acquisition of Purple Ray	—	—	1,646	—	—	(889)	757
Amortization of unearned compensation	—	—	—	—	—	111	111
Change in accumulated comprehensive loss	—	—	—	—	(226)	—	(226)
Net loss	—	—	—	(67,540)	—	—	(67,540)

Balance at September 30, 2002	27,526	$3	$231,032	$(69,251)	$(5,583)	$(778)	$155,423

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(67,540)	$1,115	$25,026
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,243	3,359	3,223
Amortization of intangibles and unearned compensation	283	—	—
Acquired in-process technology charge	4,689	—	—
Net gain on sale of investments	(35)	(30,732)	(847)
Loss on impairment of assets	1,240	150	200
Net foreign currency transaction (gains) losses	47	—	—
Equity in net (income) loss of affiliated companies	6,945	(1,698)	(10,830)
Minority interest in net loss of consolidated subsidiary	(50)	—	—
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 18)	1,949	17,711	(12,875)
Inventories	27,514	18,038	(33,545)
Other assets	1,753	(1,473)	99
Accounts payable and accounts payable to related parties (See Note 18)	13,233	(25,315)	13,853
Accrued expenses	(7,835)	(619)	2,129

Net cash used in operating activities	(13,564)	(19,464)	(13,567)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(6,493)	(5,593)	(3,489)
Purchases of available-for-sale securities	(24,000)	(82,150)	(67,350)
Sales of available-for-sale securities	60,350	37,400	16,200
Dividends received from equity investee	—	1,961	—
Investment in Purple Ray	(192)	—	—
Proceeds from sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	64	15,779	3,324
Investment in ICSI convertible debenture	(3,180)	—	—
Investment in WaferTech, LLC	—	—	(2,667)
Proceeds from sale of WaferTech, LLC	—	40,669	—
Proceeds from minority shareholders of D2Code	145	—	—
Investment in NexFlash Technologies, Inc.	—	—	(1,361)
Proceeds from sale of NexFlash Technologies, Inc. equity securities	—	6,167	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	(21,150)	(14,250)	(4,600)
Investment in E-CMOS Technology Corporation	(599)	(3,023)	—
Other investments	(1,620)	(500)	(553)

Net cash provided by (used in) investing activities	3,325	(3,540)	(60,496)
Cash flows from financing activities:
Proceeds from issuance of stock	2,651	3,675	97,012
Principal payments of notes payable and long-term obligations	(156)	(140)	(146)

Net cash provided by financing activities	2,495	3,535	96,866
Effect of exchange rate changes on cash and cash equivalents	57	—	—

Net increase (decrease) in cash and cash equivalents	(7,687)	(19,469)	22,803
Cash and cash equivalents at beginning of year	19,309	38,778	15,975

Cash and cash equivalents at end of year	$11,622	$19,309	$38,778

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

Organization

      Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company designs, develops and markets memory products used in networking, Internet infrastructure, telecommunications, wireless products, handheld devices, computer peripherals, and automotive electronics. The Company’s products incorporate state-of-the-art circuit design and advanced process technology. The Company’s high speed and low power static random access memories (“SRAM”), low to medium density dynamic random access memories (“DRAM”), and family of electrically erasable programmable read only memories (“EEPROM”) enable designers to meet the demanding connectivity, portability, and bandwidth requirements of today’s leading edge electronic products. In addition, the Company has multichip packages combining Flash and SRAM (“MCP”), BluetoothTM wireless chipsets, and parallel search processors or content addressable memories (“CAM”) in development.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

      The Company’s financial results for fiscal 2002 and fiscal 2001 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2002 and fiscal 2001 reflect accounting for E-CMOS Technology Corporation (“E-CMOS”) on the equity basis and include our share of their results of operations on a one quarter lag. Effective October 2001, we account for GetSilicon, Inc. (“GetSilicon”) on the cost basis as our ownership became less than 20%. Our financial results for fiscal 2001 reflect accounting for GetSilicon on the equity basis and include our percentage share of the results of their operations. Our financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash Technologies, Inc. (“NexFlash”) on the equity basis and include our percentage share of the results of NexFlash’s operations. Effective February 2001, our ownership of NexFlash became less than 20%, and we began accounting for NexFlash on the cost basis. At September 30, 2002, we owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 26% of E-CMOS and approximately 17% of GetSilicon. Minority interest represents the minority stockholders’ proportionate share of the equity interest of interest held by employees of an overseas company that ISSI established.

      In October 2001, the Company invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. Minority interest represents the minority stockholders’ proportionate share of the equity of D2Code.

Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and government securities.

      Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” all affected debt securities must be classified as held-to-maturity, trading, or available-for-sale and equity securities must be classified as trading or available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2002 and 2001, all marketable debt and equity securities were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. At September 30, 2002 and 2001, the cost of these securities approximated the fair value (quoted market price). Except for the gains (losses) recognized on the sales of securities of ICSI, WaferTech and NexFlash (see Note 17), there were no gains or losses on the sale of securities for the years ended September 30, 2002, 2001 and 2000.

Accounts Receivable

      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2002, 2001, and 2000.

		Addition
	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period

Accounts receivable —
Allowance for doubtful accounts:
2002	$1,352	$—	$(394	)(1)	$958
2001	$1,499	$—	$(147	)(1)	$1,352
2000	$1,496	$3	$—		$1,499

(1)	Uncollectible accounts written off, net of recoveries

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and takes into consideration reductions in sales prices. The Company regularly monitors inventory quantities on hand and records a write-down for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, these adjustments are considered permanent.

Property, Equipment, and Leasehold Improvements

      Property, equipment, and leasehold improvements are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the beginning of the lease term. Capital lease amortization is included with depreciation expense. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from three to seven years, or the lease term of the respective assets, if applicable.

Acquisition Related Intangibles

      Purchased in-process research and development without alternative future use is expensed when acquired.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. If management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Accumulated Comprehensive Loss

      The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

      The components of accumulated other comprehensive loss, net of tax, were as follows at September 30:

	2002	2001

	(In thousands)
Accumulated foreign currency translation adjustments	$(5,345)	$(5,357)
Accumulated net unrealized loss on available-for-sale investments	(238)	—

Total accumulated other comprehensive loss	$(5,583)	$(5,357)

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

Shipping Costs

      Shipping costs were immaterial for all periods presented.

Research and Development

      Research and development expenditures are charged to operations as incurred.

Foreign Currency Translation

      The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in the accumulated comprehensive income (loss) component of stockholders’ equity.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs totaled $446,000, $195,000 and $85,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and has adopted the disclosure-only alternative described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference, may be material to the financial statements.

Concentration of Credit Risk

      The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2002 no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. In fiscal 2000 no single customer accounted for over 10% of net sales. However, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 13% of net revenue.

      The Company maintains cash, cash equivalents, and short-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in its investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date, the Company has not incurred losses related to these investments.

Semiconductor Industry Risks

      To date the Company has derived a majority of its revenues from the sale of SRAM products. The Company has diversified into other product areas, such as low and medium density DRAMs, serial EEPROMs, and voice recording chips. However, a majority of the Company’s revenue is still derived from

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SRAM products and, if the market for SRAM products should continue to decline, such decline would have a material adverse affect on the Company’s financial performance.

      The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including decreases in the demand for our products, excess inventory levels at our customers, declines in average selling prices of its products, cancellation of existing orders or the failure to secure new orders, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, market acceptance of the Company’s and its customers’ products, economic slowness and low end-user demand, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, the timing of significant orders, increased expenses associated with new product introductions, masks or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Net Income (Loss) Per Share

      Basic and diluted net loss per share and basic net income per share is computed using the weighted number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding, if applicable, during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of stock options and warrants under the treasury stock method.

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

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 will not have a material effect on the Company’s financial position and results of operations.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 will not have a material effect on the Company’s financial position or results of operations.

Note 2.     Cash, Cash Equivalents, and Short-term Investments

      Cash, cash equivalents and short-term investments consisted of the following at September 30:

	2002	2001

	(In thousands)
Cash	$6,327	$14,280
Money market instruments	5,295	5,029
Municipal bonds	67,200	103,550

Total	$78,822	$122,859

Note 3.     Inventories

      Inventories consisted of the following at September 30:

	2002	2001

	(In thousands)
Purchased components	$4,436	$12,350
Work-in-process	724	594
Finished goods	12,505	32,235

	$17,665	$45,179

      In fiscal 2002 and fiscal 2001, the Company recorded inventory write-downs of $28.6 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Other Assets

      Other assets consisted of the following at September 30:

	2002	2001

	(In thousands)
Investment in ICSI common stock (see Notes 1 and 17)	$15,690	$22,805
Investment in ICSI convertible debenture (see Note 20)	2,943	—
Investment in SMIC (see Notes 14 and 17)	40,000	18,850
Other	7,044	5,467

	$65,677	$47,122

      The market value of our investment in the common stock and convertible debentures of ICSI at September 30, 2002 was approximately $26,855,000, and $2,943,000, based on quoted market prices.

Note 5.     Property, Equipment, and Leasehold Improvements

      Property, equipment, and leasehold improvements consisted of the following at September 30:

	2002	2001

	(In thousands)
Machinery and equipment	$36,340	$29,554
Furniture and fixtures	1,142	1,329
Building and improvements	1,598	1,142

	39,080	32,025
Less accumulated depreciation and amortization	28,407	24,362

	$10,673	$7,663

Note 6.     Accrued Expenses

      Accrued liabilities consisted of the following at September 30:

	2002	2001

	(In thousands)
Accrued anti-dumping duties (see Note 14)	$—	$1,574
Deferred distributor margin	592	1,446
Other	3,238	4,781

	$3,830	$7,801

Note 7.     Long-term Obligations

      The Company leases certain of its equipment under a capital lease. The lease is collateralized by the underlying assets. At September 30, 2002, property and equipment with a cost of $600,000 was subject to this financing arrangement. Related accumulated amortization at September 30, 2002 amounted to $425,000. Under the terms of the lease, the Company owes monthly payments of $15,108 through September 1, 2003. Remaining principal and interest payments entirely due in fiscal 2003 were $158,000 and $8,000, respectively, at September 30, 2002.

      No interest was capitalized in 2002, 2001, or 2000.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Capital Stock

      The Company’s Restated Certificate of Incorporation provides for 70,000,000 authorized shares of Common Stock and 5,000,000 authorized shares of preferred stock. The terms of the preferred stock may be fixed by the Board of Directors, who have the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

      As of September 30, 2002, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	922,000
Common shares reserved under stock option plans	11,501,000
Common shares reserved for Purple Ray acquisition	50,000

Note 9.     Stock Plans

1989 Stock Option Plan

      During 1989, the Company adopted a stock option plan (the “Plan”) that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors.

      Incentive stock options and nonstatutory options granted under the Plan have five or ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

      The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of five or ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 666,000 shares, 714,000 shares, and 795,000 shares were exercisable as of September 30, 2002, 2001, and 2000, respectively.

      In the event of certain changes in control of the Company, the Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the Plan provides for the full acceleration of the exercisability of all outstanding options.

1996 Stock Option Plan

      On October 18, 1996, the Company adopted a stock option plan (the “1996 Plan”) that provides for the grant of non-statutory stock options to non-executive employees and consultants.

      Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 1,547,000 shares, 827,000 shares, and 286,000 shares were exercisable as of September 30, 2002, 2001, and 2000, respectively.

      In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Stock Option Plan

      The Board of Directors and stockholders approved the 1998 Stock Option Plan (the “1998 Plan”) in October 1998 and January 1999, respectively. The 1998 Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors of ISSI. Stock purchase rights may also be granted under the 1998 Plan.

      Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 394,000 shares, 205,000 shares, and 67,000 shares were exercisable as of September 30, 2002, 2001, and 2000, respectively.

      In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 Director Stock Option Plan

      The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the “Director Plan”) in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 125,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director’s annual reelection to the Board by the stockholders. Options to purchase 38,000 shares, 30,000 shares, and 32,000 shares, were exercisable at September 30, 2002, 2001, and 2000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purple Ray Stock Option Plan

      In connection with the Company’s acquisition of Purple Ray, the Company assumed the outstanding options to purchase shares of Purple Ray common stock and converted such options into options to purchase approximately 163,000 shares of the Company’s stock. The options had exercise prices ranging from $0.31 to $3.06 with a weighted average exercise price of $2.70. No further options will be granted under this plan. Options to purchase 106,000 shares were outstanding at September 30, 2002 of which 11,000 shares were exercisable.

      The following table summarizes activity of the 1989, 1996, 1998, Director and Purple Ray Stock Option Plans:

		Options Outstanding
	Options
	Available	Number		Weighted-
	For	Of	Price Per	Average
	Grant	Shares	Share	Exercise Price

	(In thousands, except per share data)
Balance at September 30, 1999	2,458	3,086	$2.56-$14.50	$4.42
Authorized	—	—	—	—
Granted	(1,550)	1,550	$5.63-$30.13	16.21
Exercised	—	(1,006)	$2.56-$13.81	5.43
Canceled	184	(184)	$2.56-$30.13	11.14

Balance at September 30, 2000	1,092	3,446	$2.56-$24.88	$9.07
Authorized	2,250	—	—	—
Granted	(1,630)	1,630	$8.06-$17.06	10.68
Exercised	—	(556)	$2.56-$18.56	4.56
Canceled	413	(413)	$2.56-$24.88	18.56

Balance at September 30, 2001	2,125	4,107	$2.56-$23.38	$9.36
Authorized	5,500	—	—	—
Purple Ray plan assumed	163	—	—	—
Purple Ray options converted	(163)	163	$0.31-$3.06	2.16
Granted	(2,051)	2,051	$3.32-$11.97	6.72
Exercised	—	(394)	$0.31-$11.54	4.21
Canceled	419	(419)	$2.56-$23.28	10.87

Balance at September 30, 2002	5,993	5,508	$0.31-$23.38	$8.42

      In connection with the acquisition of Purple Ray, the Company recorded approximately $889,000 of deferred stock-based compensation. The amortization of deferred-stock based compensation in connection with Purple Ray was approximately $111,000 in fiscal 2002. In addition, for certain options granted in 1997, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense was amortized ratably over the vesting period of the option. Compensation expense amounting to $0, $18,000, and $18,000 was recognized for the years ending September 30, 2002, 2001, and 2000, respectively, related to the 1997 grants.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding and exercisable options presented by price range at September 30, 2002 are as follows:

	Options Outstanding			Options Exercisable

	Number of	Wtd. Average		Number of
	Options	Remaining Life	Wtd. Average	Options	Wtd. Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 0.31 – 3.32	1,373,000	7.48	$3.01	868,000	$2.95
3.60 – 6.75	1,195,000	8.65	6.08	452,000	5.94
6.88 – 11.19	1,461,000	8.65	9.34	426,000	9.57
11.24 – 18.38	1,097,000	8.25	12.90	566,000	13.14
18.56 – 23.38	382,000	7.55	18.80	344,000	18.71

$ 0.31 – 23.38	5,508,000	8.18	$8.42	2,656,000	$8.73

Employee Stock Purchase Plan

      Effective February 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code. Under the Company’s Purchase Plan, eligible employees may purchase shares of the Company’s common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. During fiscal 2002, 155,000 shares were issued under the plan. As of September 30, 2002, 922,000 shares were available under the plan for future issuance.

Stock-Based Compensation

      As permitted under FAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such awards.

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted or modified after September 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Stock Options			ESPP

	2002	2001	2000	2002	2001	2000

Expected life (years)	5.0	5.0	5.0	0.5	0.5	0.5
Expected volatility	0.92	0.93	0.91	0.78	1.14	1.10
Risk-free interest rate	4.12%	4.82%	6.32%	1.73%	4.38%	5.91%

      The weighted-average fair value of options granted at market value during fiscal 2002, 2001, and 2000 was $5.43, $6.52, and $9.57 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2002, 2001, and 2000 was $4.37, $7.42, and $4.81 per share, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company’s pro forma information for the years ended September 30, is as follows (in thousands, except for income (loss) per share information):

	2002	2001	2000

Net income (loss)
As reported	$(67,540)	$1,115	$25,026
Pro forma	$(76,785)	$(5,593)	$17,981
Basic income (loss) per share
As reported	$(2.49)	$0.04	$1.07
Pro forma	$(2.84)	$(0.21)	$0.77
Diluted income (loss) per share
As reported	$(2.49)	$0.04	$0.96
Pro forma	$(2.84)	$(0.21)	$0.69

      Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and proforma net income (loss) per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

Note 10.     1998 ISSI-Taiwan Stock Plan

      On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan (the “Taiwan Stock Plan”) that provides for the grant of non-statutory stock options in the common stock of ICSI to the employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ICSI to the optionee. Under the terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ICSI stock which may be optioned and sold was 12.0 million. The plan was terminated in January 2001 upon the completion of ICSI’s initial public offering in Taiwan.

      During fiscal 2001 and fiscal 2000, options to purchase 6,910,000 and 3,110,000 shares of ICSI stock were exercised, respectively. At September 30, 2002 and 2001, there were no options to purchase shares of ICSI stock outstanding.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      The provision/(benefit) for income taxes consisted of the following for the years ended September 30:

	2002	2001	2000

	(In thousands)
Current:
Federal	$(3,250)	$150	$300
State	—	—	—
Foreign	30	—	380

Total current	$(3,220)	$150	$680
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$(3,220)	$150	$680

      Pretax income (loss) from foreign operations was approximately $(3,532,000), $(940,000), and $572,000, for 2002, 2001, and 2000, respectively.

      The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2002	2001	2000

	As adjusted
	(In thousands)
Income taxes computed at the U.S. federal statutory rate	$(22,228)	$(152)	$5,206
Unbenefitted foreign losses	1,236	—	—
Valuation on deferred tax assets	20,276	16,255	—
Net operating loss utilized	—	(6,469)	(4,802)
R&D and foreign tax credits	(2,403)	(4,566)	—
Reversal of taxes for foreign operations	—	(4,996)	—
Other individually immaterial items	(101)	78	276

Total provision	$(3,220)	$150	$680

      As of September 30, 2002 the Company has federal and state net operating loss carryforwards of approximately $50 million and $25 million, respectively. The Company has federal research and development credit carryforwards and foreign tax credit carryforwards of approximately $2.0 million and $1.8 million respectively. The Company also has state research tax credit carryforwards of approximately $1.5 million. The federal net operating loss and foreign tax credits will expire at various dates beginning in 2004 through 2022, if not utilized. The California research and development credits can be carried forward indefinitely.

      Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2002	2001

	(In thousands)
Deferred tax assets:
Depreciation	$957	$1,068
Inventory and other valuation reserves	19,100	19,985
Accrued expenses	2,493	2,123
Federal and state credit carryforwards	4,811	2,408
Federal and state net operating loss carryforwards	18,413	2,170
Other, net	410	489

Subtotal	46,184	28,243
Valuation allowance	(41,140)	(20,214)

Total deferred tax assets	$5,044	$8,029
Deferred tax liabilities:
Equity investment basis difference	(5,044)	(8,029)

Net deferred tax assets	$0	$0

      Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2002. The valuation allowance for deferred tax assets increased by $20,920,000 in 2002, and increased by $5,923,000 in 2001. Approximately $6,850,000 of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

Note 12.     Per Share Data

      The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2002 are as follows:

	Years Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(67,540)	$1,115	$25,026

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,084	26,183	23,357
Dilutive stock options	—	1,587	2,323
Dilutive warrants	—	18	376

Denominator for diluted net income (loss) per share	27,084	27,788	26,056

Basic net income (loss) per share	$(2.49)	$0.04	$1.07

Diluted net income (loss) per share	$(2.49)	$0.04	$0.96

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The above diluted calculation for the years ended September 30, 2002, 2001, and 2000, does not include approximately 5,508,000, 779,000, and 101,000 shares attributable to options as of September 30, 2002, 2001, and 2000, respectively, as their impact would be anti-dilutive.

Note 13.     Geographic and Segment Information

      The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Net Sales
United States	$20,752	$77,823	$72,952
China	14,015	9,728	—
Hong Kong	7,512	10,751	21,671
Taiwan	8,913	1,045	3,112
Asia/ Pacific other	8,798	13,529	9,695
Europe	10,084	38,076	31,524
Canada	374	1,096	2,969

Total net sales	$70,448	$152,048	$141,923

Long-lived assets
United States	$7,942	$6,634	$5,338
Hong Kong	691	566	91
China	1,771	463	—
Other foreign locations	269	—	—

Total long-lived assets	$10,673	$7,663	$5,429

      Revenues are attributed to countries based on the location of customers.

      Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

      Net foreign currency transaction losses of approximately $47,000, $5,000, and $40,000 for the years ended September 30, 2002, 2001, and 2000, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Commitments and Contingencies

Patents and Licenses

      In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause it to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company’s business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding its alleged infringement of third party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company’s resources that could materially and adversely affect the Company’s business and operating results.

Litigation

      On September 21, 2001, the U.S. Court of Appeals for the Federal Circuit issued a ruling favorable to the Company regarding an April 1998 antidumping duty order on imports of SRAMs from Taiwan. Subsequently, the antidumping case was terminated, the antidumping order revoked, and the Company’s cash deposits were returned during fiscal 2002. As a result of the termination of the antidumping case, the Company reversed amounts previously expensed to cost of goods sold of approximately $5.2 million of which approximately $3.6 million had been cash payments and $1.6 million was accrued as a liability. At September 30, 2002, all refunds due the Company had been received.

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

2003 (net of expected sublease income of $318)	$1,358
2004	1,589
2005	1,627
2006	1,600
2007	613

Total minimum rental commitments	$6,787

      Total rental expense for the years ended September 30, 2002, 2001, and 2000, was approximately $1,329,000 (net of sublease income of $550,000), $1,164,000 (net of sublease income of $584,000), and $1,034,000 (net of sublease income of $634,000), respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments to Wafer Fabrication Facilities

      In August 2000, the Company made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in the People’s Republic of China. In fiscal 2002, the Company made investments totaling $21.2 million in SMIC, bringing its total investment in this foundry as of September 30, 2002, to $40.0 million. The Company has no further commitments to SMIC for additional equity investments at this time. The Company has received certain capacity commitments from SMIC.

      At September 30, 2002, the Company had a remaining non-cancelable purchase commitment to a wafer foundry for approximately $1,293,000 by June 30, 2003. The Company purchased approximately $332,000 under this commitment in fiscal 2002.

Note 15.	Employee Benefit Plan

      In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees 18 years and older. Employees may make contributions through payroll withholdings of up to the lesser of $11,000 ($12,000 for participants older than 50) or 20% of their annual compensation for 2002. The Company elected to make no contributions during the years ended September 30, 2002, 2001, and 2000. Administrative expenses relating to the plan are insignificant.

Note 16.	Supplemental Cash Flow Information

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Cash paid for interest	$24	$42	$134
Cash paid for income taxes	1,741	2,209	354
Fixed assets acquired under capital lease	—	—	600
Stock issued in acquisition of Purple Ray	6,879	—	—
Assets acquired from Purple Ray	730	—	—
Liabilities assumed from Purple Ray	701	—	—

Note 17.     Transactions

      In August 2000, the Company made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in the People’s Republic of China. As of September 30, 2002, the Company had invested $40 million in SMIC. The Company has no further commitments to SMIC for additional equity investments at this time.

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

      In February 2001, the Company, along with other shareholders, sold a portion of its ownership in NexFlash to Winbond International Corporation for $6.2 million, resulting in a prE-tax gain of $5.3 million. As a result of this transaction, the Company’s ownership percentage of NexFlash decreased from approximately 32% to approximately 14%. Subsequent to the completion of the transaction, the Company accounts for NexFlash on the cost basis.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2001, the Company invested $3.0 million for approximately 22% of E-CMOS located in Hsin-Chu, Taiwan, R.O.C. In fiscal 2002, the Company invested an additional $0.6 million in E-CMOS. At September 30, the Company owned approximately 26% of E-CMOS. The Company is accounting for E-CMOS on the equity basis and recording its percentage gain or loss of their results of operations on a one quarter lag.

      On April 19, 2002, the Company entered into a Product Collaboration Agreement with Signia Technologies, Inc. (“Signia”), pursuant to which the Company has the right to make certain products and derivatives of products of Signia. In addition, on April 19, 2002, the Company purchased $1,000,000 in aggregate principal amount of Secured Convertible Promissory Notes of Signia (the “Notes”).

      On July 19, 2002, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), an Amended and Restated Shareholders’ Agreement and an Amended and Restated Right of First Refusal and Co-Sale Agreement with Signia, pursuant to which the Company purchased 3,000,000 shares of Series B Preferred Stock and warrants to purchase 3,000,000 shares of Series B Preferred Stock for $1,500,000, including the conversion of the principal and accrued interest on the Notes. Pursuant to the Purchase Agreement, the Company is obligated to purchase another 3,000,000 shares of Series B Preferred Stock and warrants to purchase 3,000,000 shares of Series B Preferred Stock for $1,500,000 if Signia achieves certain milestones with respect to its BlueTooth product by January 19, 2003.

Note 18.	Related Party Transactions

      For the years ended September 30, 2002, September 30, 2001 and September 30, 2000, the Company sold approximately $1,094,000, $188,000 and $921,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At September 30, 2002 and 2001, the Company had an accounts receivable balance from ICSI of approximately $560,000 and $327,000, respectively.

      The Company purchases goods and contract manufacturing services from ICSI. For the years ended September 30, 2002, September 30, 2001 and September 30, 2000, purchases of goods and services were approximately $3,309,000, $12,815,000 and $74,001,000, respectively. The Company also pays ICSI certain product development costs, license fees and royalties. For fiscal 2002, these charges totaled approximately $2,905,000. At September 30, 2002 and 2001, the Company had an accounts payable balance to ICSI of approximately $777,000 and $551,000, respectively.

      The Company provides NexFlash various administrative support services for which it is reimbursed. In addition, the Company received approximately $0, $183,000 and $180,000 in sublease income from NexFlash in the years ended September 30, 2002, 2001 and 2000, respectively (See Note 14). For the year ended September 30, 2000, the Company sold approximately $208,000 of memory products to NexFlash. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At September 30, 2002 and 2001, the Company had an accounts receivable balance from NexFlash of approximately $0 and $81,000, respectively.

      The Company purchases goods and services from NexFlash. For the years ended September 30, 2002, September 30, 2001 and September 30, 2000, purchases of goods and services were approximately $4,000, $0 and $391,000, respectively. At September 30, 2002 and 2001, the Company had an accounts payable balance to NexFlash of approximately $4,000 and $0, respectively.

      The Company provides goods and services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the years ended September 30, 2002, September 30, 2001 and September 30, 2000, the Company provided goods and services

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $140,000, $559,000 and $595,000, respectively, to GetSilicon. At September 30, 2002 and 2001, the Company had an accounts receivable balance from GetSilicon of approximately $73,000 and $30,000, respectively.

      The Company engages GetSilicon for business-to-business data exchange and professional services. For the years ended September 30, 2002 and September 30, 2001, the purchase of services under this agreement was approximately $540,000 and $259,000, respectively. At September 30, 2002 and 2001, the Company had an accounts payable balance to GetSilicon of approximately $317,000 and $32,000, respectively.

      For the years ended September 30, 2002 and September 30, 2001, the Company sold approximately $418,000 and $292,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 26% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At September 30, 2002 and 2001, the Company had an accounts receivable balance from E-CMOS of approximately $12,000 and $159,000, respectively.

      The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At September 30, 2002 and 2001, the Company had an accounts payable balance to E-CMOS of approximately $434,000 and $271,000, respectively.

      In fiscal 2002, the Company sold 100,000 shares of its holdings in E-CMOS common stock to a relative of the Company’s Chairman, Jimmy S.M. Lee, for approximately $37,000. No gain or loss was recognized in regards to this transaction.

      For the year ended September 30, 2002, the Company sold approximately $1,033,000 of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At September 30, 2002, the Company had an accounts receivable balance from Marubun of approximately $301,000.

      The Company purchases goods from SMIC in which the Company has less than a 4% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the year ended September 30, 2002, purchases of goods from SMIC were approximately $5,187,000. At September 30, 2002, the Company had an accounts payable balance to SMIC of approximately $2,373,000.

Note 19.     Acquisition of Purple Ray

      On February 13, 2002, the Company acquired all of the outstanding shares of Purple Ray, Inc. (“Purple Ray”) through a merger of Purple Ray with and into ISSI pursuant to the terms of an Agreement and Plan of Reorganization dated January 23, 2002. The results of Purple Ray’s operations have been included in the consolidated financial statements since that date.

      Purple Ray was a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. The Company acquired Purple Ray primarily to diversify its product offerings and to acquire an existing design team rather than trying to develop its own capability internally.

      The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of approximately $1.7 million and estimated transaction costs of $0.2 million. The value of the shares issued was based on the three-day average closing price leading up to and including the February 13, 2002 closing. Approximately 50,000 additional shares of ISSI common stock may be issued contingent upon meeting certain milestones.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price allocation is as follows (in thousands):

Net tangible assets	$290
Intangible assets:
In-process technology	4,689
Patent applications	963
Assembled workforce	248
Unearned compensation	889

Total purchase price allocation	$7,079

      The intangible assets, other than the in-process technology, are being amortized over lives of three to five years. As of September 30, 2002, the net carrying value of the assembled workforce was approximately $196,000.

      ISSI recorded deferred compensation of approximately $0.9 million at the acquisition date, representing the intrinsic value of unvested Purple Ray options assumed. The deferred compensation is being amortized over the option vesting period of five years.

      The in-process technology acquired from Purple Ray was valued at $4.7 million. The write-off of the in-process technology acquired impacted the Company’s statement of operations in the quarter ended March 31, 2002. The value of the acquired in-process technology represents the value of technology in the development stage that had not yet reached technological feasibility. In reaching this determination, the Company used a present value net income approach and considered the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. We utilized a discount rate of 35% for the in-process technology, which we believe is commensurate with the inherent risk and the expected growth of the in-process products.

      In September 2002, the Company wrote-off the unamortized balance of the patent applications of approximately $0.8 million. The charge is included in research and development expenses. The write-off was made as it became evident, based on anticipated cash flows, that the product line had not and would not meet the goals that the Company had at the time the acquisition was made and that the Company would not recover any value for the patent applications.

     Pro forma Financial Information

      The pro forma financial information presented below is presented as if the acquisition of Purple Ray had occurred at the beginning of fiscal 2001. The pro forma statements of operations for the fiscal years ended September 30, 2002 and September 30, 2001, include the historical results of the Company and Purple Ray plus the effect of recurring amortization of the related intangibles and unearned compensation. Such pro

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Fiscal Years Ended
	September 30,

	2002	2001

	(In thousands,
	except per share data)
Net sales	$70,448	$152,048

Net income (loss)	$(63,656)	$(1,348)

Basic net income (loss) per share	(2.34)	(0.05)

Shares used in basic per share calculation	27,246	26,621

Diluted net income (loss) per share	(2.34)	(0.05)

Shares used in diluted per share calculation	27,246	26,621

Note 20.	Investment in ICSI (Unaudited)

      The following summarizes financial information for ICSI at September 30:

	2002	2001

	(In thousands)
Current assets	$77,026	$76,624
Property, plant, and equipment and other assets	45,810	51,345
Current liabilities	39,516	34,181
Long-term debt	18,664	9,352

      The following summarizes financial information for ICSI, for the twelve months ended September 30, 2002, September 30, 2001 and September 30, 2000 (in thousands).

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2000

Net sales	$74,820	$113,514	$169,994
Gross profit (loss)	(3,411)	28,446	55,575
Net income (loss)	(18,773)	11,379	37,010

      In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. The Company classifies this investment as available-for-sale. ICSI raised approximately $17 million with the proceeds to be used for general working capital purposes. Key terms of the issuance included: 5 year term, 0% coupon rate, convertible into ICSI common stock after 90 days, four specified conversion dates per year, conversion price at 101% over a calculated average closing price, an anti-dilution clause, a put option at 4% interest after 3 years and 4.5% after 4 years, and callable after 2 years if the market price of ICSI common stock meets certain conditions.

      As a result of a decline in ICSI’s convertible bond price, the Company recorded an unrealized loss of approximately $238,000 related to the ICSI convertible debentures in the September 2002 quarter. The unrealized loss is included in accumulated other comprehensive loss. The market value of the Company’s convertible debentures at September 30, 2002 was approximately $2.9 million.

      The Company accounts for investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At September 30, 2002 and

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2001, approximately, $11.5 million and $4.6 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

Note 21.	Quarterly Financial Information (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended September 30, 2002 and 2001.

	Dec 31	Mar 31	June 30	Sept 30

	(In thousands, except per share data)
	(unaudited)
Fiscal 2002
Net sales	$15,091	$16,638	$18,532	$20,187
Gross margin (loss)	2,691	3,004	(13,031)	(8,429)
Operating loss	(7,612)	(13,149)	(25,260)	(20,236)
Net loss	(9,938)	(10,646)	(24,927)	(22,029)
Basic net loss per share	$(0.37)	$(0.39)	$(0.91)	$(0.80)
Diluted net loss per share	$(0.37)	$(0.39)	$(0.91)	$(0.80)
Fiscal 2001
Net sales	$65,229	$52,023	$20,013	$14,783
Gross margin	22,175	3,459	(3,500)	(14,955)
Operating income (loss)	9,228	(9,041)	(14,274)	(24,758)
Net income (loss)	25,075	4,469	(3,703)	(24,726)
Basic net income (loss) per share	$0.97	$0.17	$(0.14)	$(0.93)
Diluted net income (loss) per share	$0.91	$0.16	$(0.14)	$(0.93)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      (a) Executive Officers — See the section entitled “Executive Officers” in Part I, Item 1 hereof.

      (b) Directors — The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

      The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The disclosure required by Item 403 of Regulation S-K is incorporated by reference to the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of September 30, 2002:

Equity Compensation Plan Information

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,524,000	$5.95	1,933,000 (1)
Equity compensation plans not approved by security holders(2)	3,878,000	$9.55	4,982,000

Total	5,402,000	$8.53	6,915,000

Notes:

(1)	The number of shares includes 922,000 shares of Common Stock reserved for future issuance under our 1995 Employee Stock Purchase Plan. This plan was approved by stockholders effective February 1995 and was amended by the stockholders on February 6, 2002. See Note 9 of Notes to Consolidated Financial Statements.

(2)	The number of shares does not include outstanding options to purchase 106,000 shares of our Common Stock which were assumed in connection with our acquisition of Purple Ray. At September 30, 2002, these assumed options had a weighted average exercise price of $2.70. There are no shares available for future issuance under the Purple Ray plan and, in the event that any such outstanding option that was assumed option is not exercised, no further options to purchase shares of our Common Stock will be issued in place of such unexercised option.

Equity compensation plan not approved by security holders

      At September 30, 2002, we had the following equity compensation plan that was not approved by our stockholders under which shares of our Common Stock are authorized for issuance:

      1996 Stock Option Plan. On October 18, 1996, our Board of Directors approved the 1996 Stock Option Plan that provides for the grant of non-statutory stock options to non-executive employees and consultants. At September 30, 2002, options to purchase 4,982,000 shares of our Common Stock remained available for future issuance under this plan and options to purchase 3,878,000 shares of our Common Stock were outstanding with a weighted average exercise price of $9.55 and grant prices ranging from $3.16 to $23.38. Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

      (b) Changes in internal controls

      There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out the evaluation described above.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this Report.

1.	Financial Statements

      The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

      All other schedules for which provision is made in the Applicable Accounting Regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number		Description of Document

2.1	(4)	Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
3.1	(2)	Restated Certificate of Incorporation of Registrant.
3.2	(1)	Bylaws of Registrant.
4.2	(1)	Form of Common Stock Certificate.
10.1	(1)	Form of Indemnification Agreement.
10.2	(8)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3	(5)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
10.4	(6)*	1995 Director Stock Option Plan, as amended.
10.5	(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.
10.6	(9)*	Nonstatutory Stock Plan, as amended.
10.8	(7)*	1998 Stock Plan, as amended.
21.1	(1)	Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
24.1		Power of Attorney (see page 60).
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520)

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1997.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(b)	Reports on Form 8-K

(c)	Exhibits

See (a) above

(d)	Financial statement schedules

See (a) above

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 19th day of December, 2002.

INTEGRATED SILICON SOLUTION, INC.

By:	/s/ GARY L. FISCHER

Gary L. Fischer
President, Chief Operating Officer
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 19, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S.M. LEE Jimmy S.M. Lee	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GARY L. FISCHER Gary L. Fischer	Director, President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ LIP-BU TAN Lip-Bu Tan	Director

/s/ HIDE TANIGAMI Hide Tanigami	Director

/s/ CHUN WIN WONG Chun Win Wong	Director

/s/ BRUCE A. WOOLEY Bruce A. Wooley	Director

CERTIFICATION

I, Jimmy S.M. Lee, certify that:

      1.     I have reviewed this annual report on Form 10-K of Integrated Silicon Solution, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JIMMY S.M. LEE

(Jimmy S.M. Lee)
Chief Executive Officer

Date: December 19, 2002

CERTIFICATION

I, Gary L. Fischer, certify that:

      1.     I have reviewed this annual report on Form 10-K of Integrated Silicon Solution, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY L. FISCHER

(Gary L. Fischer)
President, Chief Operating Officer, and
Chief Financial Officer

Date: December 19, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1	(4)	Agreement and Plan of Reorganization dated November 5, 1997 by and among the Company, Nexcom Technology, Inc. and certain shareholders of Nexcom Technology, Inc.
3.1	(2)	Restated Certificate of Incorporation of Registrant.
3.2	(1)	Bylaws of Registrant.
4.2	(1)	Form of Common Stock Certificate.
10.1	(1)	Form of Indemnification Agreement.
10.2	(8)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3	(5)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.
10.4	(6)*	1995 Director Stock Option Plan, as amended.
10.5	(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.
10.6	(9)*	Nonstatutory Stock Plan, as amended.
10.8	(7)*	1998 Stock Plan, as amended.
21.1	(1)	Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
24.1		Power of Attorney (see page 60).
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520)

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1997.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.