Form 10-Q
period 2002-12-31
INTEGRATED SILICON SOLUTION INC
filed 2003-02-14
CIK 854701

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-23084.

Integrated Silicon Solution, Inc.

Delaware	77-0199971

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2231 Lawson Lane, Santa Clara, California	95054

(Address of principal executive offices)	zip code

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

     Yes [x] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [   ] No [x]

     The number of outstanding shares of the registrant’s Common Stock as of February 6, 2003 was 27,769,397

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31,

	2002	2001

Net sales (See Note 13)	$21,038	$15,091
Cost of sales	22,260	12,400

Gross profit (loss)	(1,222)	2,691

Operating Expenses:
Research and development	6,805	6,638
Selling, general and administrative	3,658	3,665

Total operating expenses	10,463	10,303

Operating loss	(11,685)	(7,612)
Gain on sale of investments	—	35
Other income (expense), net	18	536

Loss before minority interest and equity in net loss of affiliated companies	(11,667)	(7,041)
Minority interest in net loss of consolidated subsidiary	17	9
Equity in net loss of affiliated companies	(1,039)	(2,906)

Net loss	$(12,689)	$(9,938)

Basic and diluted net loss per share	$(0.46)	$(0.37)

Shares used in basic and diluted per share calculation	27,565	26,598

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,

	2002	2001

Net loss	$(12,689)	$(9,938)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	139	(296)
Change in unrealized loss on investments	(248)	—

Comprehensive loss	$(12,798)	$(10,234)

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	September 30,
	2002	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,484	$11,622
Short-term investments	57,500	67,200
Accounts receivable	8,636	7,445
Accounts receivable from related parties (See Note 13)	699	946
Inventories	12,437	17,665
Other current assets	2,950	3,448

Total current assets	99,706	108,326
Property, equipment, and leasehold improvements, net	10,010	10,673
Other assets	64,260	65,677

Total assets	$173,976	$184,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,892	$17,871
Accounts payable to related parties (See Note 13)	7,269	3,905
Accrued compensation and benefits	3,368	3,394
Accrued expenses	4,437	3,830
Current portion of long-term obligations	116	158

Total current liabilities	31,082	29,158
Minority interest	78	95
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	231,178	231,032
Accumulated deficit	(81,940)	(69,251)
Unearned compensation	(733)	(778)
Accumulated comprehensive loss	(5,692)	(5,583)

Total stockholders’ equity	142,816	155,423

Total liabilities and stockholders’ equity	$173,976	$184,676

(1) Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,

	2002	2001

Cash flows from operating activities
Net loss	$(12,689)	$(9,938)
Depreciation and amortization	1,246	871
Amortization of intangibles and unearned compensation	66	—
Gain on sale of investments	—	(35)
Loss on imbedded derivative	277	—
Loss on impairment of investment	—	150
Net foreign currency transaction losses	17	—
Equity in net loss of affiliated companies	1,039	2,906
Minority interest in net loss of consolidated subsidiary	(17)	(9)
Net effect of changes in current and other assets and current liabilities	6,681	5,023

Cash used in operating activities	(3,380)	(1,032)
Cash flows from investing activities
Capital expenditures	(583)	(857)
Purchases of available-for-sale securities	(11,150)	(6,600)
Sales of available-for-sale securities	20,850	18,400
Proceeds from sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	—	64
Proceeds from minority shareholders of D2Code	—	145
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	—	(3,750)
Other investments	—	(16)

Cash provided by investing activities	9,117	7,386
Cash flows from financing activities
Proceeds from issuance of common stock	146	400
Principal payments on notes payable and long-term obligations	(42)	(38)

Cash provided by financing activities	104	362

Effect of exchange rate changes on cash and cash equivalents	21	(65)
Net increase in cash and cash equivalents	5,862	6,651
Cash and cash equivalents at beginning of period	11,622	19,309

Cash and cash equivalents at end of period	$17,484	$25,960

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

     Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.   Concentrations

     In the three months ended December 31, 2002 and December 31, 2001, no single customer accounted for over 10% of net sales. However, in the three months ended December 31, 2001, shipments for Cisco Systems Inc. (“Cisco”) directly, or indirectly through subcontractors, accounted for approximately 14% of net revenue.

3.   Cash, Cash Equivalents and Short-term Investments

     Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	December 31	September 30
	2002	2002

Cash	$12,435	$6,327
Money market instruments	5,049	5,295
Municipal bonds due in more than 3 years	57,500	67,200

	$74,984	$78,822

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Inventories

     The following is a summary of inventories by major category: (In thousands)

	December 31	September 30
	2002	2002

Purchased components	$4,163	$4,436
Work-in-process	467	724
Finished goods	7,807	12,505

	$12,437	$17,665

     In the three months ended December 31, 2002 and in fiscal 2002, the Company recorded inventory write-downs of $4.1 million and $28.6 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

5.   Other Assets

     Other assets consisted of the following:

	(In thousands)
	December 31	September 30
	2002	2002

Investment in ICSI common stock	$14,694	$15,690
Investment in ICSI convertible debenture	2,494	2,943
Investment in SMIC	40,000	40,000
Other	7,072	7,044

	$64,260	$65,677

     The market value of the Company’s investment in the common stock and convertible debentures of ICSI at December 31, 2002 was approximately $26,970,000 and $2,494,000, respectively, based on quoted market prices.

6.   Accumulated Comprehensive Loss

     The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

     The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31	September 30
	2002	2002

	(In thousands)
Accumulated foreign currency translation adjustments	$(5,206)	$(5,345)
Accumulated net unrealized loss on available-for-sale investments	(486)	(238)

Total accumulated other comprehensive loss	$(5,692)	$(5,583)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Income Taxes

     The Company recorded no provision for income taxes for the three month periods ended December 31, 2002 and December 31, 2001 due to its net operating loss position.

8.   Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,

	2002	2001

Numerator for basic and diluted net loss per share:
Net loss	$(12,689)	$(9,938)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	27,565	26,598

Basic and diluted net loss per share	$(0.46)	$(0.37)

     The above diluted calculation does not include approximately 6,188,000 and 4,730,000 shares attributable to options as of December 31, 2002 and 2001, respectively, as their impact would be anti-dilutive.

9.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference, may be material to the financial statements.

10.   Impact of Recently Issued Accounting Standards

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted these standards as of October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for the financial statements included in this Form 10-Q. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for interim and annual periods beginning after December 15, 2002. The Company will adopt the disclosure requirements for the quarter ended March 31, 2003. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 using the “intrinsic value” method. Accordingly, the adoption of SFAS No. 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

11.   Commitments and Contingencies

        Commitments to Wafer Fabrication Facilities

     At December 31, 2002, the Company had a remaining non-cancelable purchase commitment to a wafer foundry for approximately $609,000 by June 30, 2003. The Company purchased approximately $603,000 under this commitment in the three months ended December 31, 2002.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Geographic and Segment Information

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended
	December 31,

	2002	2001

	(In thousands)
Net Sales
United States	$4,113	$6,928
China	3,302	1,774
Hong Kong	3,319	1,249
Taiwan	3,657	1,652
Korea	1,928	214
Asia / Pacific other	2,020	1,161
Europe	2,683	2,113
Canada	16	—

Total net sales	$21,038	$15,091

	December 31,	September 30,
	2002	2002

	(In thousands)
Long-lived assets
United States	$7,059	$7,942
Hong Kong	667	691
China	2,044	1,771
Other foreign locations	240	269

	$10,010	$10,673

13.   Related Party Transactions

     For the three months ended December 31, 2002 and December 31, 2001, the Company sold approximately $118,000 and $515,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At December 31, 2002 and September 30, 2002, the Company had an accounts receivable balance from ICSI of approximately $503,000 and $560,000, respectively.

     The Company purchases goods and contract manufacturing services from ICSI. For the three months ended December 31, 2002 and December 31, 2001, purchases of goods and services were approximately $15,000 and $259,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the three months ended December 31, 2002 and December 31, 2001, these charges totaled approximately $46,000 and $783,000, respectively. At December 31, 2002 and September 30, 2002, the Company had an accounts payable balance to ICSI of approximately $174,000 and $777,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company purchases services from NexFlash. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. For the three months ended December 31, 2002, purchases of services were approximately $11,000. At December 31, 2002 and September 30, 2002, the Company had an accounts payable balance to NexFlash of approximately $15,000 and $4,000, respectively.

     The Company provides goods and services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the three months ended December 31, 2002 and December 31, 2001, the Company provided goods and services of approximately $19,000 and $44,000, respectively, to GetSilicon. At December 31, 2002 and September 30, 2002, the Company had an accounts receivable balance from GetSilicon of approximately $91,000 and $73,000, respectively.

     The Company engages GetSilicon for business-to-business data exchange and professional services. For the three months ended December 31, 2002 and December 31, 2001, the purchase of services was approximately $0 and $170,000, respectively. At December 31, 2002 and September 30, 2002, the Company had an accounts payable balance to GetSilicon of approximately $181,000 and $317,000, respectively.

     For the three months ended December 31, 2002 and December 31, 2001, the Company sold approximately $11,000 and $96,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 26% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At December 31, 2002 and September 30, 2002, the Company had an accounts receivable balance from E-CMOS of approximately $5,000 and $12,000, respectively.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At December 31, 2002 and September 30, 2002, the Company had an accounts payable balance to E-CMOS of approximately $69,000 and $434,000, respectively.

     For the three months ended December 31, 2002 and December 31, 2001, the Company sold approximately $145,000 and $45,000, respectively, of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At December 31, 2002 and September 30, 2002, the Company had an accounts receivable balance from Marubun of approximately $100,000 and $301,000, respectively.

     The Company purchases goods from SMIC in which the Company has less than a 4% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the three months ended December 31, 2002, purchases of goods from SMIC were approximately $7,502,000. At December 31, 2002 and September 30, 2002, the Company had an accounts payable balance to SMIC of approximately $6,830,000 and $2,373,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Investment in Integrated Circuit Solution Inc. (“ICSI”)

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

	December 31,	September 30,
	2002	2002

Current assets	$70,150	$77,026
Property, plant, and equipment and other assets	44,373	45,810
Current liabilities	34,429	39,516
Long-term debt	18,710	18,664

	Three Months Ended
	December 31,

	2002	2001

Net sales	$19,634	$14,625
Gross profit (loss)	439	(5,511)
Net loss	(3,771)	(9,984)

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

     As a result of a decline in ICSI’s convertible bond price, the Company recorded an unrealized loss of approximately $248,000 related to the ICSI convertible debentures in the December 2002 quarter. The unrealized loss is included in accumulated other comprehensive loss. In addition, in the December 2002 quarter, the Company recorded a charge of approximately $277,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at December 31, 2002 was approximately $2.5 million.

     The Company accounts for investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At December 31, 2002 and September 30, 2002, approximately, $3.6 million and $4.6 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Acquisition of Purple Ray

     On February 13, 2002, the Company acquired all of the outstanding shares of Purple Ray, Inc. (“Purple Ray”) through a merger of Purple Ray with and into ISSI pursuant to the terms of an Agreement and Plan of Reorganization dated January 23, 2002. The results of Purple Ray’s operations have been included in the consolidated financial statements since that date.

Pro forma Financial Information

     The pro forma financial information presented below is presented as if the acquisition of Purple Ray had occurred at the beginning of fiscal 2001. The pro forma statements of operations for the three months ended December 31, 2002 and December 31, 2001, include the historical results of the Company and Purple Ray plus the effect of recurring amortization of the related intangibles and unearned compensation. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended
	December 31,

	2002	2001

	(In thousands, except per share data)
Net sales	$21,038	$15,091

Net loss	$(12,689)	$(10,519)

Basic and diluted net loss per share	$(0.46)	$(0.39)

Shares used in basic and diluted per share calculation	27,565	27,036

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

Background

     Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market memory products used in networking, Internet infrastructure, telecommunications, wireless products, handheld devices, computer peripherals, and automotive electronics. Our high speed and low power SRAMs, our low to medium density DRAMs, and our family of EEPROMs enable customers to design products that meet the demanding connectivity, portability and bandwidth requirements of today’s electronic products. Our objective is to capitalize on major trends in electronic products and position ISSI as a key supplier to leading companies in such markets. Our goal is to be a focused supplier of high performance memories targeting the mobile communications, networking/broadband, digital consumer, and automotive electronics markets.

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

Results of Operations

     Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for E-CMOS on the equity basis and include our share of E-CMOS’s results of operations on a one quarter lag. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for GetSilicon, NexFlash and SMIC on the cost basis. At December 31, 2002, we owned approximately 29% of ICSI, approximately 14% of NexFlash, approximately 26% of E-CMOS, approximately 17% of GetSilicon and less than 4% of SMIC.

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

Valuation of non-marketable securities

     Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions and private party transactions. All of these events are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant contractual equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At December 31, 2002, our strategic investments in non-marketable securities totaled $46.7 million of which $40.0 million was invested in SMIC.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 39% to $21.0 million in the three months ended December 31, 2002 from $15.1 million in the three months ended December 31, 2001. The increase in sales was principally due to an increase in unit shipments of our DRAM products partially offset by declines in the average selling prices in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. While SRAM units shipped increased in the three months ended December 31, 2002 compared to the three months ended December 31, 2001, the impact of the reduction in average selling prices resulted in an overall reduction in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended December 31, 2002 as compared to the three months ended September 30, 2002. We anticipate further price declines for certain of our SRAM and DRAM products in the March 2003 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     In the three months ended December 31, 2002 and December 31, 2001, no single customer accounted for over 10% of net sales. However, in the three months ended December 31, 2001, shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 14% of net revenue. As sales to our customers are executed pursuant to purchase orders and no purchasing contract exists, our customers can cease doing business with us at any time.

     Gross Profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased 145% to $(1.2) million in the three months ended December 31, 2002 from $2.7 million in the three months ended December 31, 2001. As a percentage of net sales, gross profit decreased to (5.8)% in the three months ended December 31, 2002 from 17.8% in the three months ended December 31, 2001. In the three months ended December 31, 2002, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market accounting. Excluding the inventory write-downs in the three months ended December 31, 2002, the decrease in gross profit was principally due to a significant decline in the average selling prices of our products in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Further, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. Our margin for the three months ended December 31, 2002 benefited from the sale of $0.6 million of parts previously written down to zero carrying value. The decline in our gross margin in fiscal 2002 was more significant for our SRAM products than for our DRAM products. In addition, we were able to offset some of the decline in average selling prices of our DRAM products with an increase in DRAM units shipped. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended December 31, 2002 compared to the three months ended September 30, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the three months ending March 31, 2003. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses remained relatively flat at $6.8 million in the three months ended December 31, 2002 compared to $6.6 million in the three months ended December 31, 2001. As a percentage of net sales, research and development expenses decreased to 32.3% in the three months ended December 31, 2002 from 44.0% in the three months ended December 31, 2001. The increase in absolute dollars was the result our acquisition of Purple Ray and the expansion of our research and development activities in Asia, partially offset by a decline in contracted development charges. While we have made efforts to reduce research and development expenses through salary reductions, lay-offs and the transfer of some design and engineering efforts to Asia, these reductions may be offset by increased costs for the development of new products, which could result in our research and development expenses increasing in absolute dollars in future periods.

     Selling, General and Administrative. Selling, general and administrative expenses were $3.7 million in both the three months ended December 31, 2002 and December 31, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% in the three months ended December 31, 2002 from 24.3% in the three months ended December 31, 2001. We have controlled expenses through salary reductions, lay-offs and limiting discretionary spending. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

     Gain on sale of investments. The gain on the sale of investments decreased to $0 in the three months ended December 31, 2002 from $35,000 in the three months ended December 31, 2001. In the three months ended December 31, 2001, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000.

     Other income (expense), net. Other income (expense), net decreased by $0.5 million to approximately $18,000 in the three months ended December 31, 2002 from $0.5 million in the three months ended December 31, 2001. The decrease was primarily the result of decreased interest income as the result of lower cash balances. In addition, in the three months ended December 31, 2002, we recorded a charge of approximately $277,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. We recorded a charge of $150,000 for the impairment of an investment during the three months ended December 31, 2001.

     Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary, represents the minority shareholders’ proportionate share of the net loss of D2Code. The minority interest in net loss of consolidated subsidiary increased to $17,000 in the three months ended December 31, 2002 from $9,000 in the three months ended December 31, 2001.

     Equity in net loss of affiliated companies. Equity in net loss of affiliated companies decreased by $1.9 million to $1.0 million in the three months ended December 31, 2002 from $2.9 million in the three months ended December 31, 2001. This primarily reflects a decrease in the loss from our percentage share of ICSI’s financial results in the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

Liquidity and Capital Resources

     As of December 31, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $75.0 million. During the three months ended December 31, 2002, operating activities used cash of approximately $3.4 million compared to $1.0 million in the three months ended December 31, 2001. Cash used by operations was primarily due to net loss of $12.7 million adjusted for depreciation of $1.2 million, equity in net loss of affiliated companies of $1.0 million, other non-cash items of $0.3 million and increases in accounts receivables of $0.9 million. This was partially offset by decreases in inventories of $5.2 million primarily driven by inventory write-downs, increases in accounts payable of $1.4 million, increases in accrued expenses of $0.6 million and decreases in other assets of $0.4 million.

     In the three months ended December 31, 2002, we generated $9.1 million from investing activities compared to $7.4 million in the three months ended December 31, 2001. The cash generated by investing activities in the three months ended December 31, 2002 primarily resulted from net sales of available-for-sale securities of $9.7 million. The cash generated from investing activities in the three months ended December 31, 2001 was primarily the result of net sales of available-for-sale securities of $11.8 million. In addition, we invested $3.8 million in Semiconductor Manufacturing International Corp (“SMIC”).

     In the three months ended December 31, 2002, we made capital expenditures of approximately $0.6 million for engineering tools and computer software. We expect to spend approximately $2.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $0.1 million from financing activities during the three months ended December 31, 2002 compared to $0.4 million in the three months ended December 31, 2001. The source of financing for the current quarter was proceeds from the issuance of common stock of $0.1 million from stock option exercises.

     In August 2000, we made a commitment for an equity investment in SMIC. In fiscal 2002, we made investments totaling $21.2 million in SMIC, bringing our total investment in this foundry as of December 31, 2002, to $40.0 million. We have no further commitments to SMIC for additional equity investments at this time. We have received certain capacity commitments from SMIC. In addition, we have remaining non-cancelable purchase commitments to another wafer foundry for approximately $0.6 million over the next 6 months.

     In July 2002, we made a commitment for an equity investment in Signia Technologies, Inc. (“Signia”), a development stage company focusing on BlueTooth™ design. At December 31, 2002, our investment in Signia was $1.5 million. We were committed to invest an additional $1.5 million in Signia, if Signia achieved certain milestones with respect to its BlueTooth™ product by January 19, 2003. As Signia did not achieve the milestones by January 19, 2003, we are no longer obligated to this commitment.

     We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $6.5 million.

     Our contractual cash obligations at December 31, 2002 are outlined in the table below:

	Payments Due by Period (in thousands)

	Total	Fiscal 2003	Fiscal 2004 - 2005	Fiscal 2006 - 2007

Contractual Obligations
Equipment lease debt	$116	$116	$—	$—
Operating leases	6,485	1,056	3,216	2,213
Unconditional purchase obligations with wafer foundries	609	609	—	—

Total contractual cash obligations	$7,210	$2,083	$3,216	$2,213

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

     We have incurred losses in the seven consecutive quarters ended December 31, 2002 totaling $109.7 million. We expect to incur a loss in the March 2003 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

     A substantial majority of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices which could harm our business. For example, in the three months ended September 30, 2001, our net sales decreased by 26% to $14.8 million from $20.0 million in the three months ended June 30, 2001, principally due to a decline in average selling prices for our products including our SRAM products. In addition, in the three months ended June 30, 2001, our net sales decreased by 62% to $20.0 million from $52.0 million in the three months ended March 31, 2001, and decreased 20% in the three months ended March 31, 2001 from $65.2 million in the three months ended December 31, 2000, principally due to a decrease in unit shipments of our SRAM products as a result of lower demand for electronic products. While unit shipments of certain SRAM products increased in the three months ended December 31, 2002 compared to the three months ended September 30, 2002, declines in the average selling prices for our SRAM products resulted in an overall decline in our SRAM revenue. We anticipate further price declines for certain of our SRAM and DRAM products in the March 2003 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we experienced a decline in the average selling prices for most of our products during fiscal 2002, and in the most recent quarter ended December 31, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the March 2003 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products which compensate for the anticipated declines in the average selling prices of our existing products.

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

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the three months ended December 31, 2002, in fiscal 2002 and in fiscal 2001, we recorded inventory write-downs of $4.1 million, $28.6 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

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

     In the three months ended December 31, 2002, no single customer accounted for over 10% of net sales. In fiscal 2002, no single customer accounted for over 10% of net sales. However, in fiscal 2001, sales to Flextronics International accounted for approximately 15% of net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001. As sales to our customers are executed pursuant to purchase orders and no purchasing contract exists, our customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter which adversely impacted our operating results in subsequent quarters. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

     In the three months ended December 31, 2002, approximately 19% of our net sales was attributable to customers located in the United States, 13% was attributable to customers located in Europe and 68% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the United States, 15% was attributable to customers located in Europe and 55% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

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

     Over the last few years, we have made several strategic equity investments in other technology companies. At December 31, 2002, we had investments in equity securities of privately held companies of approximately $46.7 million, $40 million of which is in SMIC. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $397,000 in impairment losses during fiscal 2002.

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

Item 3.   Financial Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2002 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities, and our derivative financial instruments were immaterial at December 31, 2002.

     We had short-term investments of $57.5 million at December 31, 2002. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in interest income.

     We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our investment balance as of December 31, 2002 was approximately $14.7 million. The market value of our investment in the common stock of ICSI at December 31, 2002 was approximately $27.0 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $2.5 million of ICSI convertible debentures. As a result of a decline in ICSI’s convertible bond price, the we recorded an unrealized loss of approximately $248,000 related to the ICSI convertible debentures in the December 2002 quarter. This loss was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in the December 2002 quarter, the we recorded a charge of approximately $277,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Further deterioration in ICSI’s bond price would result in additional losses.

     We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $42.9 million at December 31, 2002, of which $40.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.8 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $397,000 in impairment losses during fiscal 2002.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of our filing of this quarterly report on Form 10-Q (referred to as the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries, if any, that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Controls

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as a part of this report.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     The registrant did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 14, 2003	/s/ Gary L. Fischer
Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Jimmy S.M. Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Silicon Solution, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Jimmy S.M. Lee Jimmy S.M. Lee Chief Executive Officer

CERTIFICATION

     I, Gary L. Fischer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Silicon Solution, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Gary L. Fischer Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.