Form 10-Q
period 2003-03-31
INTEGRATED SILICON SOLUTION INC
filed 2003-05-15
CIK 854701

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                     to

     Commission file number           000-23084

Integrated Silicon Solution, Inc.

Delaware	77-0199971

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2231 Lawson Lane, Santa Clara, California	95054

(Address of principal executive offices)	zip code

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

Yes ☒   No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

     The number of outstanding shares of the registrant’s Common Stock as of May 2, 2003 was 27,774,313

Item 1. Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales (See Note 14)	$22,312	$16,638	$43,350	$31,729
Cost of sales	18,972	13,634	41,232	26,034

Gross profit	3,340	3,004	2,118	5,695

Operating expenses:
Research and development	6,134	7,161	12,939	13,799
Selling, general and administrative	3,398	4,303	7,056	7,968
In-process technology charge	—	4,689	—	4,689

Total operating expenses	9,532	16,153	19,995	26,456

Operating loss	(6,192)	(13,149)	(17,877)	(20,761)
Other income (expense), net	152	794	170	1,330
Gain on sale of other investments	—	—	—	35

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(6,040)	(12,355)	(17,707)	(19,396)
Benefit for income taxes	—	(3,223)	—	(3,223)

Loss before minority interest and equity in net loss of affiliated companies	(6,040)	(9,132)	(17,707)	(16,173)
Minority interest in net loss of consolidated subsidiary	—	15	17	24
Equity in net loss of affiliated companies	(930)	(1,529)	(1,969)	(4,435)

Net loss	$(6,970)	$(10,646)	$(19,659)	$(20,584)

Basic and diluted net loss per share	$(0.25)	$(0.39)	$(0.71)	$(0.77)

Shares used in per share calculation	27,708	26,954	27,637	26,776

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	September 30,
	2003	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$13,518	$11,622
Short-term investments	53,200	67,200
Accounts receivable	8,918	7,445
Accounts receivable from related parties (See Note 14)	660	946
Inventories	11,059	17,665
Other current assets	3,014	3,448

Total current assets	90,369	108,326
Property, equipment, and leasehold improvements, net	9,074	10,673
Other assets	63,364	65,677

Total assets	$162,807	$184,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,855	$17,871
Accounts payable to related parties (See Note 14)	$4,865	$3,905
Accrued compensation and benefits	3,188	3,394
Accrued expenses	5,306	3,830
Current portion of long-term obligations	74	158

Total current liabilities	26,288	29,158
Minority interest	78	95
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	231,675	231,032
Accumulated deficit	(88,910)	(69,251)
Unearned compensation	(689)	(778)
Accumulated comprehensive loss	(5,638)	(5,583)

Total stockholders’ equity	136,441	155,423

Total liabilities and stockholders’ equity	$162,807	$184,676

(1) Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net loss	$(19,659)	$(20,584)
Depreciation and amortization	2,446	1,882
Amortization of intangibles and unearned compensation	130	52
In-process technology charge	—	4,689
Gain on sale of investments	—	(35)
Loss on imbedded derivative	365	—
Loss on impairment of investment	—	150
Net foreign currency transaction losses	(6)	—
Equity in net loss of affiliated companies	1,969	4,435
Minority interest in net loss of consolidated subsidiary	(17)	(24)
Net effect of changes in current and other assets and current liabilities	2,974	12,489

Cash provided by (used in) operating activities	(11,798)	3,054
Cash flows from investing activities
Capital expenditures	(847)	(3,929)
Purchases of available-for-sale securities	(15,650)	(13,050)
Sales of available-for-sale securities	29,650	24,850
Proceeds from partial sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	—	64
Proceeds from minority shareholders of D2Code	—	145
Investment in Purple Ray	—	(192)
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	—	(11,352)
Other investments	—	(16)

Cash provided by (used in) investing activities	13,153	(3,480)
Cash flows from financing activities
Proceeds from issuance of common stock	643	1,332
Principal payments on notes payable and long-term obligations	(84)	(76)

Cash provided by financing activities	559	1,256

Effect of exchange rate changes on cash and cash equivalents	(18)	(83)
Net increase (decrease) in cash and cash equivalents	1,896	747
Cash and cash equivalents at beginning of period	11,622	19,309

Cash and cash equivalents at end of period	$13,518	$20,056

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

     Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2. Concentrations

     Sales to ATM Electronic Corporation accounted for approximately 14% and 12% of total net sales for the three months and six months ended March 31, 2003, respectively. Sales to LG Electronics Inc. accounted for approximately 11% of total net sales for the three months ended March 31, 2003. Sales to Samsung Electronics Inc. accounted for approximately 12% of total net sales for the three months ended March 31, 2003. In the three and six month periods ended March 31, 2002, no single customer accounted for over 10% of net sales.

3. Cash, Cash Equivalents and Short-term Investments

     Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)

	March 31	September 30
	2003	2002

Cash	$8,426	$6,327
Money market instruments	5,092	5,295
Municipal bonds due in more than 3 years	53,200	67,200

	$66,718	$78,822

4. Inventories

     The following is a summary of inventories by major category:

	(In thousands)
	March 31	September 30
	2003	2002

Purchased components	$2,910	$4,436
Work-in-process	766	724
Finished goods	7,383	12,505

	$11,059	$17,665

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In the six months ended March 31, 2003 and in fiscal 2002, the Company recorded inventory write-downs of $4.1 million and $28.6 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

5. Other Assets

     Other assets consisted of the following:

	(In thousands)
	March 31	September 30
	2003	2002

Investment in ICSI common stock	$13,766	$15,690
Investment in ICSI convertible debenture	2,615	2,943
Investment in SMIC	40,000	40,000
Other	6,983	7,044

	$63,364	$65,677

     The market value of the Company’s investment in the common stock and convertible debentures of ICSI at March 31, 2003 was approximately $20,223,000 and $2,615,000, respectively, based on quoted market prices. The Company’s total carrying value for ICSI common stock as of March 31, 2003 was approximately $19,199,000 of which approximately $5,433,000 is included in other comprehensive loss as accumulated foreign currency translation adjustment in the equity portion of our balance sheet.

6. Comprehensive Loss

     Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

     Comprehensive loss, net of taxes, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(6,970)	$(10,646)	$(19,659)	$(20,584)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(125)	(36)	14	(332)
Change in unrealized loss on investments	179	—	(69)	—

Comprehensive loss	$(6,916)	$(10,682)	$(19,714)	$(20,916)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

     The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31	September 30
	2003	2002

	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(5,433)	$(5,471)
Other accumulated foreign currency translation adjustments	102	126
Accumulated net unrealized loss on available-for-sale investments	(307)	(238)

Total accumulated other comprehensive loss	$(5,638)	$(5,583)

7. Income Taxes

     The Company recorded no provision for income taxes for the three and six month periods ended March 31, 2003 due to its net operating loss position. The benefit for income taxes for the three and six month periods ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax laws.

8. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator for basic and diluted net loss per share:
Net loss	$(6,970)	$(10,646)	$(19,659)	$(20,584)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	27,708	26,954	27,637	26,776

Basic and diluted net loss per share	$(0.25)	$(0.39)	$(0.71)	$(0.77)

     The above diluted calculation for the three months ended March 31, 2003 and March 31, 2002 does not include approximately 6,126,000 and 4,739,000 shares attributable to options as of March 31, 2003 and 2002, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2003 and 2002, does not include approximately 6,053,000 and 4,740,000 shares attributable to options as of March 31, 2003 and 2002, respectively, as their impact would be anti-dilutive.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock Options

     The Company applies the intrinsic-value method prescribed in APB Opinion No. 25,“Accounting for Stock issued to Employees,” in accounting for employee stock options. Accordingly compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

     The Company has determined pro forma loss and loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net loss and net loss per share is as follows for the three month and six month periods ending March 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss, as reported	$(6,970)	$(10,646)	$(19,659)	$(20,584)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,263	2,299	2,266	4,462

Pro forma net loss	$(8,233)	$(12,945)	$(21,925)	$(25,046)

Basic and diluted net loss per share, as reported	$(0.25)	$(0.39)	$(0.71)	$(0.77)
Basic and diluted net loss per share, Pro forma	$(0.30)	$(0.48)	$(0.79)	$(0.94)

10. Use of Estimates

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Impact of Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements in the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for interim and annual periods beginning after December 15, 2002. The Company adopted the interim disclosure requirements in the quarter ended March 31, 2003 as disclosed in Note 9. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 using the “intrinsic value” method.

12. Commitments and Contingencies

       Commitments to Wafer Fabrication Facilities

     At March 31, 2003, the Company had a remaining non-cancelable purchase commitment to a wafer foundry for which it was obligated to purchase approximately $351,000 of wafers by June 30, 2003. The Company purchased approximately $861,000 under this commitment in the six months ended March 31, 2003.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Geographic and Segment Information

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Six Months Ended
	March 31,

	2003	2002

	(In thousands)
Net Sales
United States	$7,246	$12,200
China	6,884	4,610
Hong Kong	4,945	2,908
Taiwan	8,818	3,758
Korea	6,306	753
Asia / Pacific other	3,891	2,750
Europe	5,241	4,522
Canada	19	228

Total net sales	$43,350	$31,729

	March 31,	September 30,
	2003	2002

	(In thousands)
Long-lived assets
United States	$6,316	$7,942
Hong Kong	622	691
China	1,939	1,771
Other foreign locations	197	269

	$9,074	$10,673

14. Related Party Transactions

     For the six months ended March 31, 2003 and March 31, 2002, the Company sold approximately $157,000 and $819,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At March 31, 2003 and September 30, 2002, the Company had an accounts receivable balance from ICSI of approximately $376,000 and $560,000, respectively.

     The Company purchases goods and contract manufacturing services from ICSI. For the three months ended March 31, 2003 and March 31, 2002, purchases of goods and services were approximately $21,000 and $1,614,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the six months ended March 31, 2003 and March 31, 2002, these charges totaled approximately $256,000 and $2,391,000, respectively. At March 31, 2003 and September 30, 2002, the Company had an accounts payable balance to ICSI of approximately $210,000 and $777,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company purchases services from NexFlash. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. For the six months ended March 31, 2003, purchases of services were approximately $18,000. At March 31, 2003 and September 30, 2002, the Company had an accounts payable balance to NexFlash of approximately $7,000 and $4,000, respectively.

     The Company provides services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the six months ended March 31, 2003 and March 31, 2002, the Company provided services of approximately $36,000 and $78,000, respectively, to GetSilicon. At March 31, 2003 and September 30, 2002, the Company had an accounts receivable balance from GetSilicon of approximately $109,000 and $73,000, respectively.

     The Company engages GetSilicon for business-to-business data exchange and professional services. For the six months ended March 31, 2003 and March 31, 2002, the purchase of services was approximately $12,000 and $229,000, respectively. At March 31, 2003 and September 30, 2002, the Company had an accounts payable balance to GetSilicon of approximately $194,000 and $317,000, respectively.

     For the six months ended March 31, 2003 and March 31, 2002, the Company sold approximately $17,000 and $214,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 26% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is the Chairman of E-CMOS. At March 31, 2003 and September 30, 2002, the Company had an accounts receivable balance from E-CMOS of approximately $4,000 and $12,000, respectively.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. At March 31, 2003 and September 30, 2002, the Company had an accounts payable balance to E-CMOS of approximately $96,000 and $434,000, respectively.

     For the six months ended March 31, 2003 and March 31, 2002, the Company sold approximately $327,000 and $254,000, respectively, of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At March 31, 2003 and September 30, 2002, the Company had an accounts receivable balance from Marubun of approximately $171,000 and $301,000, respectively.

     The Company purchases goods from SMIC in which the Company has less than a 4% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the six months ended March 31, 2003 and March 31, 2002, purchases of goods from SMIC were approximately $15,140,000 and $6,000, respectively. At March 31, 2003 and September 30, 2002, the Company had an accounts payable balance to SMIC of approximately $4,358,000 and $2,373,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Investment in Integrated Circuit Solution Inc. (“ICSI”)

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

	March 31, 2003	September 30, 2002

Current assets	$70,141	$77,026
Property, plant, and equipment and other assets	46,113	45,810
Current liabilities	37,170	39,516
Long-term debt	18,441	18,664

	Six Months Ended
	March 31,

	2003	2002

Net sales	$39,786	$33,638
Gross profit (loss)	1,990	(7,058)
Net loss	(6,916)	(14,265)

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

     As a result of a decline in ICSI’s convertible debenture price, the Company recorded an unrealized loss of approximately $69,000 related to the ICSI convertible debentures in the six months ended March 31, 2003. The unrealized loss is included in accumulated other comprehensive loss. In addition, in the three and six month periods ended March 31, 2003, the Company recorded charges of approximately $87,000 and $365,000, respectively, related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at December 31, 2002 was approximately $2.6 million.

     The Company accounts for investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At March 31, 2003 and September 30, 2002, approximately, $2.6 million and $4.6 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

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

Background

     Integrated Silicon Solution, Inc. was founded in October 1988. We design, develop and market memory products used in networking, Internet infrastructure, telecommunications, wireless products, handheld devices, computer peripherals and automotive electronics. Our high speed and low power SRAMs, our low to medium density DRAMs, and our family of EEPROMs enable customers to design products that meet the demanding connectivity, portability and bandwidth requirements of today’s electronic products. Our objective is to capitalize on major trends in electronic products and position ISSI as a key supplier to leading companies in such markets. Our goal is to be a focused supplier of high performance memories targeting the mobile communications, networking/broadband, digital consumer and automotive electronics markets.

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

Results of Operations

     Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for E-CMOS on the equity basis and include our share of E-CMOS’s results of operations on a one quarter lag. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for GetSilicon, NexFlash and SMIC on the cost basis. At March 31, 2003, we owned approximately 29% of ICSI, approximately 26% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash and less than 4% of SMIC.

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

     Our critical accounting policies which are impacted by estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors. These policies are described in the notes to our financial statements contained in this Annual Report on Form 10-K for the year ended September 30, 2002.

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

Valuation of non-marketable securities

     Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions and private party transactions. All of these events are difficult to predict, particularly in the current economic environment. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At March 31, 2003, our strategic investments in non-marketable securities totaled $46.6 million of which $40.0 million was invested in SMIC.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 34% to $22.3 million in the three months ended March 31, 2003 from $16.6 million in the three months ended March 31, 2002. The increase in sales was principally due to an increase in unit shipments of our DRAM products partially offset by declines in the average selling prices for such products in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. While SRAM units shipped increased in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, the impact of the reduction in average selling prices for such products resulted in an overall reduction in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended March 31, 2003 as compared to the three months ended December 31, 2002. We anticipate further price declines for certain of our SRAM and DRAM products in the June 2003 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     Sales to ATM Electronic Corporation accounted for approximately 14% of our total net sales for the three months ended March 31, 2003. Sales to LG Electronics Inc. accounted for approximately 11% of our total net sales for the three months ended March 31, 2003. Sales to Samsung Electronics Inc. accounted for approximately 12% of our total net sales for the three months ended March 31, 2003. In the three months ended March 31, 2002, no single customer accounted for over 10% of our net sales. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

     Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased 11% to $3.3 million in the three months ended March 31, 2003 from $3.0 million in the three months ended March 31, 2002. As a percentage of net sales, gross profit decreased to 15.0% in the three months ended March 31, 2003 from 18.1% in the three months ended March 31, 2002. Our gross margin for the three months ended March 31, 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales, as a result of the favorable termination of an antidumping case. In addition, in the three months ended March 31, 2002, we recorded an inventory write-down of approximately $4.4 million predominately for lower of cost or market accounting on certain of our DRAM and SRAM products. The increase in gross profit dollars was principally due to an increase in unit shipments of our DRAM products, and to a lesser extent our SRAM products, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In addition, reductions in the cost of our SRAM products more than offset declines in the average selling prices in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, resulting in an increase in gross profit dollars. We believe that the average selling price of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended March 31, 2003 compared to the three months ended December 31, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the June 2003 quarter. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses decreased by 14% to $6.1 million in the three months ended March 31, 2003 from $7.2 million in the three months ended March 31, 2002. As a percentage of net sales, research and development expenses decreased to 27.5% in the three months ended March 31, 2003 from 43.0% in the three months ended March 31, 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts. In addition, we have reduced research and development expenses through salary reductions, headcount reductions and the transfer of some design and engineering efforts to Asia. The increased costs associated with the development of new products could offset these reductions, which could result in our research and development expenses increasing in absolute dollars in future periods.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 21% to $3.4 million in the three months ended March 31, 2003 from $4.3 million in the three months ended March 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 15.2% in the three months ended March 31, 2002 from 25.9% in the three months ended March 31, 2002. The decrease in absolute dollars was primarily the result of controlling expenses through salary reductions, headcount reductions and limiting discretionary spending. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

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

     Other income (expense), net. Other income (expense), net decreased by $0.6 million to approximately $0.2 million in the three months ended March 31, 2003 from $0.8 million in the three months ended March 31, 2002. The decrease was primarily the result of decreased interest income as the result of lower cash balances. In addition, in the three months ended March 31, 2003, we recorded a charge of approximately $87,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture.

     Benefit for income taxes. We recorded no provision for income taxes for the three month period ended March 31, 2003 due to our net operating loss position. The benefit for income taxes for the three month period ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax laws in 2002.

     Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary, represents the minority shareholders’ proportionate share of the net loss of D2Code. The minority interest in net loss of consolidated subsidiary decreased to $0 in the three months ended March 31, 2003 from $15,000 in the three months ended March 31, 2002.

     Equity in net loss of affiliated companies. Equity in net loss of affiliated companies decreased by $0.6 million to $0.9 million in the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002. This primarily reflects a decrease in the loss from our percentage share of ICSI’s financial results in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

     Net Sales. Net sales increased by 37% to $43.4 million in the six months ended March 31, 2003, from $31.7 million in the six months ended March 31, 2002. The increase in sales was principally due to an increase in unit shipments of our DRAM products, specifically our 64, 4 and 16 megabit DRAM products partially offset by declines in the average selling prices for such products in the six months ended March 31, 2003 compared to the six months ended March 31, 2002. While SRAM units shipped increased in the six months ended March 31, 2003 compared to the six months ended March 31, 2002, the impact of the reduction in average selling prices for such products resulted in an overall reduction in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended March 31, 2003 compared to the three months ended December 31, 2002. We anticipate further price declines for certain of our SRAM and DRAM products in the June 2003 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     Sales to ATM Electronic Corporation accounted for approximately 12% of our total net sales for the six months ended March 31, 2003. In the six months ended March 31, 2002, no single customer accounted for over 10% of our net sales. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

     Gross Profit. Gross profit decreased 63% to $2.1 million in the six months ended March 31, 2003, from $5.7 million in the six months ended March 31, 2002. As a percentage of net sales, gross profit decreased to 4.9% in the six months ended March 31, 2003 from 17.9% in the six months ended March 31, 2002. In the six months ended March 31, 2003, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market accounting. Our gross margin for the six months ended March 31, 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales, as a result of the favorable termination of an antidumping case. In addition, in the six months ended March 31, 2002 we recorded inventory write-downs of approximately $4.4 million predominately for lower of cost or market accounting. Excluding the inventory write-downs and the benefit of the reversal of antidumping duties, gross profit dollars would have increased principally due to an increase in unit shipments of our DRAM products, and to a lesser extent our SRAM products, in the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The increase in gross profit dollars associated with increased unit shipments was partially offset by price decreases as declines in the average selling prices of our SRAM and DRAM products more than offset declines in the cost of our SRAM and DRAM products in the six months ended March 31, 2003 compared to the six months ended March 31, 2002. We believe that the average selling prices of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM and DRAM products in the three months ended March 31, 2003 compared to the three months ended December 31, 2002. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the June 2003 quarter. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses decreased by 6% to $12.9 million in the six months ended March 31, 2003 from $13.8 million in the six months ended March 31, 2002. As a percentage of net sales, research and development expenses decreased to 29.8% in the six months ended March 31, 2003, from 43.5% in the six months ended March 31, 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts. In addition, we have reduced research and development expenses through salary reductions, headcount reductions and the transfer of some design and engineering efforts to Asia.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 11% to $7.1 million in the six months ended March 31, 2003 from $8.0 million in the six months ended March 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 16.3% in the six months ended March 31, 2003, from 25.1% in the six months ended March 31, 2002. The decrease in absolute dollars was primarily the result of controlling expenses through salary reductions, headcount reductions and limiting discretionary spending.

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

     Gain on sale of investments. The gain on the sale of investments decreased to $0 in the six months ended March 31, 2003 from $35,000 in the six months ended March 31, 2002. In the six months ended March 31, 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000.

     Other income (expense), net. Other income (expense), net decreased by $1.1 million to $0.2 million in the six months ended March 31, 2003 from $1.3 million in the six months ended March 31, 2002. The decrease was primarily the result of decreased interest income as the result of lower cash balances. In addition, in the six months ended March 31, 2003, we recorded a charge of approximately $365,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture.

     Benefit for Income Taxes. We recorded no provision for income taxes for the six month period ended March 31, 2003 due to our net operating loss position. The benefit for income taxes for the six month period ended March 31, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law in 2002.

     Equity in net loss of affiliated companies. Equity in net loss of affiliated companies decreased by $2.4 million to $2.0 million in the six months ended March 31, 2003 from $4.4 million in the six months ended March 31, 2002. This primarily reflects a decrease in the loss from our percentage share of ICSI’s financial results in the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

     Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary, represents the minority shareholders’ proportionate share of the net loss of D2Code. The minority interest in net loss of consolidated subsidiary decreased to $17,000 in the six months ended March 31, 2003 from $24,000 in the six months ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $66.7 million. During the six months ended March 31, 2003, operating activities used cash of approximately $11.8 million compared to $3.1 million provided in the six months ended March 31, 2002. Cash used by operations was primarily due to net loss of $19.7 million adjusted for non-cash charges including depreciation of $2.4 million, equity in net loss of affiliated companies of $2.0 million and other non-cash items of $0.5 million, as well as decreases in accounts payable of $4.1 million and increases in accounts receivables of $1.2 million. This was partially offset by decreases in inventories of $6.6 million primarily driven by inventory write-downs, increases in accrued expenses of $1.3 million and decreases in other current assets of $0.4 million.

     In the six months ended March 31, 2003, we generated $13.2 million from investing activities compared to $3.5 million used in the three months ended March 31, 2002. The cash generated by investing activities in the six months ended March 31, 2003 primarily resulted from net sales of available-for-sale securities of $14.0 million. The cash used for investing activities during the six months ended March 31, 2002 was primarily the $11.4 million additional investment in SMIC. In addition, we had net sales of available-for-sale securities of $11.8 million.

     In the six months ended March 31, 2003, we made capital expenditures of approximately $0.8 million for engineering tools and computer software. We expect to spend approximately $1.0 million to $2.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $0.6 million from financing activities during the six months ended March 31, 2003 compared to $1.3 million in the six months ended March 31, 2002. Cash generated from financing activities for the six months ended March 31, 2003 and March 31, 2002 was primarily the result of proceeds from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

     In August 2000, we made a commitment for an equity investment in SMIC. In fiscal 2002, we made investments totaling $21.2 million in SMIC, bringing our total investment in this foundry as of March 31, 2003, to $40.0 million. We have no further commitments to SMIC for additional equity investments at this time. We have received certain capacity commitments from SMIC. In addition, we have remaining non-cancelable purchase commitments to another wafer foundry for which we are obligated to purchase approximately $0.4 million of wafers over the next 3 months.

     In July 2002, we made a commitment for an equity investment in Signia Technologies, Inc. (“Signia”), a development stage company focusing on BlueTooth™ design. At December 31, 2002, our investment in Signia was $1.5 million. We were committed to invest an additional $1.5 million in Signia, if Signia achieved certain milestones with respect to its BlueTooth™ product by January 19, 2003. As Signia did not achieve the milestones by January 19, 2003, we are no longer contractually obligated to this commitment. However, we anticipate investing approximately $0.8 million in Signia in the June 2003 quarter.

     We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $6.5 million.

     Our contractual cash obligations at March 31, 2003 are outlined in the table below:

	Payments Due by Period (in thousands)

			Fiscal	Fiscal
	Total	Fiscal 2003	2004 -2005	2006 - 2007

Contractual Obligations
Equipment lease debt	$74	$74	$—	$—
Operating leases	6,524	789	3,486	2,249
Unconditional purchase obligations with wafer foundries	351	351	—	—

Total contractual cash obligations	$6,949	$1,214	$3,486	$2,249

     We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through bank borrowings, sales of additional shares of ICSI, the disposition of certain assets, equity financing or debt financing. From time to time, we also evaluate potential acquisitions and equity investments complementary to our memory expertise and market strategy, including investments in wafer fabrication foundries. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

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

     We have incurred losses in the eight consecutive quarters ended March 31, 2003 totaling $115.6 million. We expect to incur a loss in the June 2003 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

     A substantial majority of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. In fiscal 2001, we experienced sequential declines in revenue in the March 2001, June 2001, and September 2001 quarters. These declines were a result of a decline in the average selling prices for our products as well as a decrease in unit shipments of our products as a result of lower demand for electronic products. While the average selling prices for certain of our SRAM and DRAM products declined in the three months ended March 31, 2003 compared to the three months ended December 31, 2002, unit shipments of certain SRAM and DRAM products increased which resulted in an overall increase in our SRAM and DRAM revenue. We anticipate further price declines for certain of our SRAM and DRAM products in the June 2003 quarter. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we experienced a decline in the average selling prices for most of our products during fiscal 2002, and for certain products in the most recent quarter ended March 31, 2003. We anticipate a further decline in the average selling prices for certain of our SRAM and DRAM products in the June 2003 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We depend on a small number of customers for a high percentage of our sales, and the loss of a significant customer could adversely effect our operating results.

     In the six months ended March 31, 2003, sales to ATM Electronic Corporation accounted for approximately 12% of our total net sales. In fiscal 2002, no single customer accounted for over 10% of our net sales. However, in fiscal 2001, sales to Flextronics International accounted for approximately 15% of our net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of our net sales for fiscal 2001. As sales to our customers are executed pursuant to purchase orders and no purchasing contract exists, our customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter that adversely impacted our operating results in subsequent quarters. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

     In the six months ended March 31, 2003, approximately 17% of our net sales was attributable to customers located in the United States, 12% was attributable to customers located in Europe and 71% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the United States, 15% was attributable to customers located in Europe and 55% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

•	economic conditions in Europe and Asia, particularly in Taiwan and the People’s Republic of China;

•	travel or other restrictions related to the SARS outbreak;

•	changes in trade policy and regulatory requirements;

•	duties, tariffs and other trade barriers and restrictions;

•	the burdens of complying with foreign laws;

•	foreign currency fluctuations;

•	difficulties in collecting foreign accounts receivable; and

•	political instability.

We have made strategic equity investments in other companies with no assurance that they will increase in value.

     Over the last few years, we have made several strategic equity investments in other technology companies. At March 31, 2003, we had investments in equity securities of privately held companies of approximately $46.6 million, $40 million of which is in SMIC. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $397,000 in impairment losses during fiscal 2002.

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

     The September 2001 terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies (such as the recent war in Iraq), or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues, and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2003 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities, and our derivative financial instruments were immaterial at March 31, 2003.

     We had short-term investments of $53.2 million at March 31, 2003. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in our interest income.

     We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of March 31, 2003 was approximately $19.2 million of which $13.8 million is included in other assets and $5.4 million is included in other comprehensive loss in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at March 31, 2003 was approximately $20.2 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $2.6 million of ICSI convertible debentures. As a result of a decline in ICSI’s convertible debenture price, we recorded an unrealized loss of approximately $69,000 related to the ICSI convertible debentures in the six months ended March 31, 2003. This loss was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in the three and six month periods ended March 31, 2003, we recorded charges of approximately $87,000 and $365,000, respectively, related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Further deterioration in ICSI’s debenture price would result in additional losses.

     We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $42.9 million at March 31, 2003, of which $40.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. In addition, we have an investment of $3.7 million that is accounted for on the equity method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $397,000 in impairment losses during fiscal 2002.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Friday, February 7, 2003 at 3:00 p.m., local time, in San Jose, California.

     (a)  The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

	Votes	Votes
Name of Nominee	in Favor	Withheld

Jimmy S.M. Lee	19,542,395	5,498,798
Gary L. Fischer	19,572,713	5,468,480
Lip-Bu Tan	24,364,849	676,344
Hide L. Tanigami	23,552,943	1,488,250
Chun Win Wong	24,713,440	327,753
Bruce A. Wooley	24,822,966	218,227

(b)	The Company’s stockholders the ratified the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2003, with 24,657,752 votes in favor, and 360,925 votes against.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as a part of this report.

	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc. (Registrant)

Dated: May 15, 2003	/s/ Gary L. Fischer Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Jimmy S.M. Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Silicon Solution, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Gary L. Fischer Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer

Exhibit Index

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.