Form 10-Q
period 2003-06-30
INTEGRATED SILICON SOLUTION INC
filed 2003-08-14
CIK 854701

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2003 .

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

     Registrant’s telephone number, including area code (408) 588-0800 .

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No x

     The number of outstanding shares of the registrant’s Common Stock as of August 8, 2003 was 28,059,248

Item 1. Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales (See Note 14)	$24,285	$18,532	$67,635	$50,261
Cost of sales	20,271	31,563	61,503	57,597

Gross profit (loss)	4,014	(13,031)	6,132	(7,336)

Operating Expenses:
Research and development	5,584	8,016	18,523	21,815
Selling, general and administrative	3,039	4,213	10,095	12,181
In-process technology charge	—	—	—	4,689

Total operating expenses	8,623	12,229	28,618	38,685

Operating loss	(4,609)	(25,260)	(22,486)	(46,021)
Other income (expense), net	(1,134)	853	(964)	2,183
Gain on sale of investments	418	—	418	35

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(5,325)	(24,407)	(23,032)	(43,803)
Provision (benefit) for income taxes	—	3	—	(3,220)

Loss before minority interest and equity in net loss of affiliated companies	(5,325)	(24,410)	(23,032)	(40,583)
Minority interest in net (income) loss of consolidated subsidiary	—	(6)	17	18
Equity in net loss of affiliated companies	(615)	(511)	(2,584)	(4,946)

Net loss	$(5,940)	$(24,927)	$(25,599)	$(45,511)

Basic and diluted net loss per share	$(0.21)	$(0.91)	$(0.92)	$(1.69)

Shares used in per share calculation	27,774	27,309	27,682	26,954

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	September 30,
	2003	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,295	$11,622
Short-term investments	48,200	67,200
Accounts receivable	10,794	7,445
Accounts receivable from related parties (See Note 14)	1,051	946
Inventories	13,253	17,665
Other current assets	3,310	3,448

Total current assets	87,903	108,326
Property, equipment, and leasehold improvements, net	8,100	10,673
Other assets	59,714	65,677

Total assets	$155,717	$184,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,750	$17,871
Accounts payable to related parties (See Note 14)	7,804	3,905
Accrued compensation and benefits	3,247	3,394
Accrued expenses	4,732	3,830
Current portion of long-term obligations	30	158

Total current liabilities	24,563	29,158
Minority interest	78	95
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	231,638	231,032
Accumulated deficit	(94,850)	(69,251)
Unearned compensation	(288)	(778)
Accumulated comprehensive loss	(5,427)	(5,583)

Total stockholders’ equity	131,076	155,423

Total liabilities and stockholders’ equity	$155,717	$184,676

(1) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net loss	$(25,599)	$(45,511)
Depreciation and amortization	3,692	2,917
Amortization of intangibles and unearned compensation	382	170
In-process technology charge	—	4,689
Gain on sale of investments	(418)	(35)
Loss on imbedded derivative	365	—
Loss on impairment of investment	1,296	150
Loss on disposal of fixed assets	178	—
Net foreign currency transaction losses	30	—
Equity in net loss of affiliated companies	2,584	4,946
Minority interest in net loss of consolidated subsidiary	(17)	(18)
Net effect of changes in current and other assets and current liabilities	(3,490)	33,300

Cash provided by (used in) operating activities	(20,997)	608
Cash flows from investing activities
Capital expenditures	(1,297)	(5,232)
Purchases of available-for-sale securities	(16,650)	(19,600)
Sales of available-for-sale securities	35,650	42,600
Proceeds from partial sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	—	64
Proceeds from partial sale of E-CMOS Corporation equity securities	2,189	—
Proceeds from minority shareholders of D2Code	—	145
Investment in Purple Ray	—	(192)
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	—	(11,352)
Other investments	—	(4,815)

Cash provided by investing activities	19,892	1,618
Cash flows from financing activities
Proceeds from issuance of common stock	910	1,971
Principal payments on notes payable and long-term obligations	(128)	(116)

Cash provided by financing activities	782	1,855

Effect of exchange rate changes on cash and cash equivalents	(4)	181
Net increase (decrease) in cash and cash equivalents	(327)	4,262
Cash and cash equivalents at beginning of period	11,622	19,309

Cash and cash equivalents at end of period	$11,295	$23,571

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

      The accompanying unaudited condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

     Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.   Concentrations

      Sales to Asian Information Technology, Inc. (“AIT”) accounted for approximately 11% of total net sales for the three months ended June 30, 2003. Sales to ATM Electronic Corporation accounted for approximately 10% of total net sales for the nine months ended June 30, 2003. In the three and nine month periods ended June 30, 2002, no single customer accounted for over 10% of net sales.

3.   Cash, Cash Equivalents and Short-term Investments

      Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	June 30,	September 30,
	2003	2002

Cash	$6,025	$6,327
Money market instruments	5,270	5,295
Municipal bonds due in more than 3 years	48,200	67,200

	$59,495	$78,822

4.   Inventories

      The following is a summary of inventories by major category: (In thousands)

	June 30,	September 30,
	2003	2002

Purchased components	$3,971	$4,436
Work-in-process	867	724
Finished goods	8,415	12,505

	$13,253	$17,665

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      In the nine months ended June 30, 2003 and in fiscal 2002, the Company recorded inventory write-downs of $4.1 million and $28.6 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

5.   Other Assets

      Other assets consisted of the following: (In thousands)

	June 30,	September 30,
	2003	2002

Investment in ICSI common stock	$13,142	$15,690
Investment in ICSI convertible debenture	2,782	2,943
Investment in SMIC	40,000	40,000
Other	3,790	7,044

	$59,714	$65,677

      The market value of the Company’s investment in the common stock and convertible debentures of ICSI at June 30, 2003 was approximately $20,687,000 and $2,782,000, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of June 30, 2003 was approximately $18,551,000 of which approximately $5,409,000 is included in other comprehensive loss as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

      In the three months ended June 30, 2003, the Company sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million. In addition, in the three months ended June 30, 2003, the Company recorded an impairment loss of approximately $1.3 million on its investment in Signia based on the share price of a subsequent investment in Signia in July 2003.

6.   Comprehensive Loss

      Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

      Comprehensive loss, net of taxes, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(5,940)	$(24,927)	$(25,599)	$(45,511)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	32	1,111	87	779
Change in unrealized loss on investments	179	—	69	—

Comprehensive loss	$(5,729)	$(23,816)	$(25,443)	$(44,732)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The accumulated comprehensive loss component within the stockholders’ equity section of the balance sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

      The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	September 30,
	2003	2002

	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(5,409)	$(5,471)
Other accumulated foreign currency translation adjustments	151	126
Accumulated net unrealized loss on available-for-sale investments	(169)	(238)

Total accumulated other comprehensive loss	$(5,427)	$(5,583)

7.   Stock Options

      The Company applies the intrinsic-value method prescribed in APB Opinion No. 25, “Accounting for Stock issued to Employees,” in accounting for employee stock options. Accordingly compensation expense is generally recognized only when options are granted with an exercise price less than fair value on the date of grant. Any resulting compensation expense would be recognized ratably over the associated service period, which is generally the option vesting term.

      The Company has determined pro forma loss and loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net loss and net loss per share is as follows for the three month and nine month periods ending June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(5,940)	$(24,927)	$(25,599)	$(45,511)
Add: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,208	1,727	3,476	6,189
Less: Stock-based employee compensation expense included in reported net loss, net of related tax effects	28	—	28	—

Pro forma net loss	$(7,120)	$(26,654)	$(29,047)	$(51,700)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.91)	$(0.92)	$(1.69)
Basic and diluted net loss per share, Pro forma	$(0.26)	$(0.98)	$(1.05)	$(1.92)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   Income Taxes

      The Company recorded no provision for income taxes for the three and nine month periods ended June 30, 2003 due to its net operating loss position. The provision for income taxes for the three month period ended June 30, 2002 of $3,000 consists of foreign withholding taxes. The benefit for income taxes for the nine month period ended June 30, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax laws.

9.   Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for basic and diluted net loss per share:
Net loss	$(5,940)	$(24,927)	$(25,599)	$(45,511)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	27,774	27,309	27,682	26,954

Basic and diluted net loss per share	$(0.21)	$(0.91)	$(0.92)	$(1.69)

      The above diluted calculation for the three and nine months ended June 30, 2003 and June 30, 2002 does not include approximately 6,349,000 and 5,181,000 shares attributable to options outstanding as of June 30, 2003 and 2002, respectively, as their impact would be anti-dilutive.

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
(Unaudited)

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

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46). FIN 45 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial condition.

12.   Commitments and Contingencies

         Legal Proceedings

      On June 16, 2003, Symbol Technologies, Inc. filed suit against the Company in the Supreme Court of the State of New York. The complaint alleges claims of breach of warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranties related to certain of the Company’s products purchased by Symbol. The complaint seeks monetary damages in an amount not less than $5.0 million, pre-judgment interest and court costs. The Company has not yet responded to the complaint but believes the suit is without merit and intends to defend against the claims vigorously.

         Commitments to Wafer Fabrication Facilities

     At June 30, 2003, the Company had $25.0 million in non-cancelable purchase orders to a wafer foundry for the purchase of wafers with delivery scheduled by December 31, 2003.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.     Geographic and Segment Information

     The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Nine Months Ended
	June 30,

	2003	2002

	(In thousands)
Net Sales
United States	$10,130	$16,746
China	12,118	9,199
Hong Kong	7,931	5,054
Taiwan	16,059	5,794
Korea	8,547	1,159
Asia / Pacific other	5,867	4,391
Europe	6,962	7,553
Canada	21	365

	$67,635	$50,261

	June 30,	September 30,
	2003	2002

	(In thousands)
Long-lived assets
United States	$5,331	$7,942
Hong Kong	415	691
China	2,211	1,771
Other foreign locations	143	269

	$8,100	$10,673

14.     Related Party Transactions

     For the nine months ended June 30, 2003 and June 30, 2002, the Company sold (net of returns) approximately $(114,000) and $819,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides services and licenses certain products to ICSI. At June 30, 2003 and September 30, 2002, the Company had an accounts receivable balance from ICSI of approximately $98,000 and $560,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The Company purchases goods and contract manufacturing services from ICSI. For the nine months ended June 30, 2003 and June 30, 2002, purchases of goods and services were approximately $53,000 and $2,665,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the nine months ended June 30, 2003 and June 30, 2002, these charges totaled approximately $276,000 and $2,669,000, respectively. At June 30, 2003 and September 30, 2002, the Company had an accounts payable balance to ICSI of approximately $50,000 and $777,000, respectively.

     The Company purchases services from NexFlash. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. For the nine months ended June 30, 2003, purchases of services were approximately $14,000. At June 30, 2003 and September 30, 2002, the Company had an accounts payable balance to NexFlash of approximately $0 and $4,000, respectively.

     The Company provides services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the nine months ended June 30, 2003 and June 30, 2002, the Company provided services of approximately $55,000 and $112,000, respectively, to GetSilicon. At June 30, 2003 and September 30, 2002, the Company had an accounts receivable balance from GetSilicon of approximately $13,000 and $73,000, respectively.

     The Company engages GetSilicon for business-to-business data exchange and professional services. For the nine months ended June 30, 2003 and June 30, 2002, the purchase of services by the Company was approximately $84,000 and $229,000, respectively. At June 30, 2003 and September 30, 2002, the Company had an accounts payable balance to GetSilicon of approximately $60,000 and $317,000, respectively.

     For the nine months ended June 30, 2003 and June 30, 2002, the Company sold approximately $46,000 and $393,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 13% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of E-CMOS until June, 2003 and continues to serve as a director. At June 30, 2003 and September 30, 2002, the Company had an accounts receivable balance from E-CMOS of approximately $28,000 and $12,000, respectively.

     The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. For the nine months ended June 30, 2003 and June 30, 2002, the purchase of services and expenses reimbursed by the Company was approximately $333,000 and $1,448,000, respectively. At June 30, 2003 and September 30, 2002, the Company had an accounts payable balance to E-CMOS of approximately $67,000 and $434,000, respectively.

     For the nine months ended June 30, 2003 and June 30, 2002, the Company sold approximately $1,018,000 and $650,000, respectively, of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At June 30, 2003 and September 30, 2002, the Company had an accounts receivable balance from Marubun of approximately $664,000 and $301,000, respectively.

     The Company purchases goods from SMIC in which the Company has less than a 4% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the nine months ended June 30, 2003 and June 30, 2002, purchases of goods from SMIC were approximately $27,518,000 and $781,000, respectively. At June 30, 2003 and September 30, 2002, the Company had an accounts payable balance to SMIC of approximately $7,627,000 and $2,373,000, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     Lip-Bu Tan, a director of the Company, has been a director of Flextronics International Ltd. (“Flextronics”) since April 3, 2003. For the three months ended June 30, 2003, the Company sold approximately $214,000 of memory products to Flextronics. At June 30, 2003, the Company had an accounts receivable balance from Flextronics of approximately $303,000. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

     The Company provides manufacturing support services to Signia Technologies Co. Ltd. (“Signia”) in which the Company currently has approximately a 7% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the nine months ended June 30, 2003, the Company provided services of approximately $135,000 to Signia. At June 30, 2003, the Company had an accounts receivable balance from Signia of approximately $43,000.

15.     Investment in Integrated Circuit Solution Inc. (“ICSI”)

     The following summarizes financial information for ICSI, an equity investee. (In thousands)

	June 30,	September 30,
	2003	2002

Current assets	$75,311	$77,026
Property, plant, and equipment and other assets	37,275	45,810
Current liabilities	36,384	39,516
Long-term debt	18,669	18,664

	Nine Months Ended
	June 30,

	2003	2002

Net sales	$63,709	$54,834
Gross profit (loss)	3,833	(5,649)
Net loss	(8,963)	(16,808)

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     As a result of a decline in ICSI’s convertible debenture price, the Company has recorded an unrealized loss of approximately $169,000 related to the ICSI convertible debentures. The unrealized loss is included in accumulated other comprehensive loss. In addition, in the three and nine month periods ended June 30, 2003, the Company recorded charges of approximately $0 and $365,000, respectively, related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at June 30, 2003 was approximately $2.8 million.

     The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At June 30, 2003 and September 30, 2002, approximately, $2.0 million and $4.6 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We have made forward-looking statements in this report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use such words as “believe,” “expect,” “anticipate,” or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report on Form 10-Q.

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

     We believe our close relationship with leading silicon wafer foundries gives us access to the advanced wafer process technology required to design and manufacture high performance memories. We entered into our first development program with Taiwan Semiconductor Manufacturing Corporation (“TSMC”) in 1990 and with Chartered Semiconductor in 1994 and have also worked closely with United Microelectronics Corporation (“UMC”) since 1995. We are also an equity investor and have a seat on the board of directors of Semiconductor Manufacturing International Corporation (“SMIC”), the first eight-inch wafer foundry in China. Through this collaborative strategy, we have been at the forefront in utilizing the most advanced process technology for memories and in securing access to wafer capacity. We believe that our ability to design and develop high performance, cost-effective products, and our collaborative development with our manufacturing partners utilizing state-of-the-art process technology, gives us a competitive advantage.

Results of Operations

     Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2002 and for fiscal 2003 through the period ended April 30, 2003 reflect accounting for E-CMOS on the equity basis and include our percentage share of the results of E-CMOS’s operations. Effective May 2003, our ownership of E-CMOS became less than 20%, and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for GetSilicon, NexFlash, Signia and SMIC on the cost basis. At June 30, 2003, we owned approximately 29% of ICSI, approximately 13% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash, approximately 7% of Signia and less than 4% of SMIC.

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

     Our critical accounting policies which are impacted by estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2002.

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

Valuation of non-marketable securities

     Our ability to recover our investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions and private party transactions. All of these events are difficult to predict, particularly in the recent environment. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At June 30, 2003, our strategic investments in non-marketable securities totaled $43.6 million of which $40.0 million was invested in SMIC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 31% to $24.3 million in the three months ended June 30, 2003 from $18.5 million in the three months ended June 30, 2002. The increase in sales was principally due to an increase in unit shipments of our 64 megabit DRAM products partially offset by declines in the average selling prices for such products in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In the three months ended June 30, 2003, there was an overall reduction in our SRAM revenue as a result of a decrease in units shipped coupled with a decline in the average selling prices of SRAM products compared to the three months ended June 30, 2002. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, the average selling prices for certain of our SRAM products declined in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. However, the average selling prices for certain of our DRAM products increased in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. We anticipate further price declines for our products in the future. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     Sales to Asian Information Technology, Inc. (“AIT”) accounted for approximately 11% of our total net sales for the three months ended June 30, 2003. In the three months ended June 30, 2002, no single customer accounted for over 10% of our net sales. As sales to AIT executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

     Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package costs, assembly costs and test costs, costs associated with in-house product testing, quality assurance, import duties and inventory write-downs. Gross profit increased to $4.0 million in the three months ended June 30, 2003 from $(13.0) million in the three months ended June 30, 2002. As a percentage of net sales, gross profit increased to 16.5% in the three months ended June 30, 2003 from (70.3)% in the three months ended June 30, 2002. In the three months ended June 30, 2002, we recorded an inventory write-down of approximately $15.0 million predominately for lower of cost or market accounting on our DRAM and SRAM products and to a lesser extent, excess inventory. Excluding the inventory write-downs, the increase in gross profit dollars was principally due to an increase in unit shipments of our DRAM products in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In addition, reductions in the cost of our DRAM and SRAM products more than offset declines in the average selling prices of such products in the three months ended June 30, 2003 compared to the three months ended June 30, 2002, resulting in an increase in the gross profit percentage. We believe that the average selling prices of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we experienced a decline in the average selling prices for certain of our SRAM products in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. However, the average selling prices for certain of our

DRAM products increased in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. We anticipate further price declines for our products in the future. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses decreased by 30% to $5.6 million in the three months ended June 30, 2003 from $8.0 million in the three months ended June 30, 2002. As a percentage of net sales, research and development expenses decreased to 23.0% in the three months ended June 30, 2003 from 43.3% in the three months ended June 30, 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a substantial reduction in masks set costs and engineering wafers. In addition, we have reduced research and development expenses through salary reductions, headcount reductions and the transfer of some design and engineering efforts to Asia. The increased costs associated with the development of new products could offset these reductions, which could result in our research and development expenses increasing in absolute dollars in future periods.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 28% to $3.0 million in the three months ended June 30, 2003 from $4.2 million in the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 12.5% in the three months ended June 30, 2002 from 22.7% in the three months ended June 30, 2002. The decrease in absolute dollars was primarily the result of controlling expenses through salary reductions, headcount reductions and limiting discretionary spending. We expect our selling, general and administrative expenses may increase in future quarters although such expenses may fluctuate as a percentage of net sales.

     Gain on sale of investments. The gain on sale of investments increased to $0.4 million in the three months ended June 30, 2003 from $0 in the three months ended June 30, 2002. In the three months ended June 30, 2003, we sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million.

     Other income (expense), net. Other income (expense), net decreased by $2.0 million to approximately $(1.1) million in the three months ended June 30, 2003 from $0.9 million in the three months ended June 30, 2002. The decrease was primarily the result of a $1.3 million charge we recorded on the impairment of our investment in Signia based on the share price of a subsequent investment in Signia in July 2003. In addition, interest income decreased by $0.7 million as the result of lower cash balances.

     Provision (benefit) for income taxes. We recorded no provision for income taxes for the three month period ended June 30, 2003 due to our net operating loss position. The provision for income taxes for the three month period ended June 30, 2002 of $3,000 consists of foreign withholding taxes.

     Minority interest in net (income) loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary, represents the minority shareholders’ proportionate share of the net loss of D2Code. The minority interest in net (income) loss of consolidated subsidiary decreased to $0 in the three months ended June 30, 2003 from $(6,000) in the three months ended June 30, 2002.

     Equity in net loss of affiliated companies. Equity in net loss of affiliated companies increased by $0.1 million to $0.6 million in the three months ended June 30, 2003 from $0.5 million in the three months ended June 30, 2002. This primarily reflects an increase in the loss from our percentage share of ICSI’s financial results in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

     Net Sales. Net sales increased by 35% to $67.6 million in the nine months ended June 30, 2003 from $50.3 million in the nine months ended June 30, 2002. The increase in sales was principally due to an increase in unit shipments of our DRAM products, specifically our 64, 4 and 16 megabit devices, partially offset by declines in the average selling prices for such products in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. While SRAM units shipped increased slightly in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, the impact of the reduction in average selling prices for such products resulted in an overall reduction in our SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, the average selling prices for certain of our SRAM products declined in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. However, the average selling prices for certain of our DRAM products increased in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. We anticipate further price declines for our products in the future. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

     Sales to ATM Electronic Corporation accounted for approximately 10% of our total net sales for the nine months ended June 30, 2003. In the nine months ended June 30, 2002, no single customer accounted for over 10% of our net sales. As sales ATM are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

     Gross Profit. Gross profit increased to $6.1 million in the nine months ended June 30, 2003 from $(7.3) million in the nine months ended June 30, 2002. As a percentage of net sales, gross profit increased to 9.1% in the nine months ended June 30, 2003 from (14.6)% in the nine months ended June 30, 2002. In the nine months ended June 30, 2003, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market adjustments. We recorded inventory write-downs of $19.4 million in the nine months ended June 30, 2002 predominately for lower of cost or market adjustments on our DRAM and SRAM products and to a lesser extent, excess inventory. Our gross margin for the nine months ended June 30, 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales, as a result of the favorable termination of an antidumping case. Excluding the inventory write-downs and the benefit of the reversal of antidumping duties, the increase in gross profit dollars was principally due to an increase in unit shipments of our DRAM products, and to a lesser extent our SRAM products, in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. In addition, reductions in the cost of our DRAM and SRAM products more than offset declines in the average selling prices of such products in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, resulting in an increase in the gross profit dollars. We believe that the average selling prices of our products will generally decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place for certain products that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

     Research and Development. Research and development expenses decreased by 15% to $18.5 million in the nine months ended June 30, 2003 from $21.8 million in the nine months ended June 30, 2002. As a percentage of net sales, research and development expenses decreased to 27.4% in the nine months ended June 30, 2003, from 43.4% in the nine months ended June 30, 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a substantial reduction in masks set costs and engineering wafers. In addition, we have reduced research and development expenses through salary reductions, headcount reductions and the transfer of some design and engineering efforts to Asia.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 17% to $10.1 million in the nine months ended June 30, 2003 from $12.2 million in the nine months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14.9% in the nine months ended June 30, 2003, from 24.2% in the nine months ended June 31, 2002. The decrease in absolute dollars was primarily the result of controlling expenses through salary reductions, headcount reductions and limiting discretionary spending.

     In-process Technology. On February 13, 2002, we acquired Purple Ray, Inc. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total estimated purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and estimated transaction costs of $0.2 million. The transaction resulted in an in-process technology charge of $4.7 million in our March 31, 2002 quarter.

     Gain on sale of investments. The gain on the sale of investments increased to $0.4 million in the nine months ended June 30, 2003 from $35,000 in the nine months ended June 30, 2002. In the nine months ended June 30, 2003 we sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million. In the nine months ended June 30, 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000.

     Other income (expense), net. Other income (expense), net decreased by $3.2 million to $(1.0) million in the nine months ended June 30, 2003 from $2.2 million in the nine months ended June 30, 2002. The decrease was primarily the result of a $1.8 million decrease in interest income as the result of lower cash balances and interest rates. In the nine months ended June 30, 2003, we recorded an impairment loss of approximately $1.3 million on our investment in Signia based on the share price of a subsequent investment in Signia in July 2003. In addition, in the nine months ended June 30, 2003, we recorded a charge of approximately $365,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture.

     Benefit for Income Taxes. We recorded no provision for income taxes for the nine month period ended June 30, 2003 due to our net operating loss position. The benefit for income taxes for the nine month period ended June 30, 2002 reflects a benefit for alternative minimum taxes provided for the fiscal year ended September 30, 2001 which can be recovered based on changes in the tax law in 2002.

     Equity in net loss of affiliated companies. Equity in net loss of affiliated companies decreased by $2.4 million to $2.6 million in the nine months ended June 30, 2003 from $5.0 million in the nine months ended June 30, 2002. This primarily reflects a decrease in the loss from our percentage share of ICSI’s financial results in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

     Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary decreased to $17,000 in the nine months ended June 30, 2003 from $18,000 in the nine months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $59.5 million. During the nine months ended June 30, 2003, operating activities used cash of approximately $21.0 million compared to $0.6 million of cash provided in the nine months ended June 30, 2002. Cash used by operations was primarily due to our net loss of $25.6 million adjusted for non-cash charges including depreciation of $3.7 million, equity in net loss of affiliated companies of $2.6 million, loss on impairment of investment of $1.3 million and other non-cash items of $0.5 million, as well as decreases in accounts payable of $5.2 million and increases in accounts receivables of $3.5 million, partially offset by decreases in inventories of $4.4 million primarily driven by inventory write-downs and increases in accrued expenses of $0.8 million.

     In the nine months ended June 30, 2003, we generated $19.9 million from investing activities compared to $1.6 million generated in the nine months ended June 30, 2002. The cash generated by investing activities in the nine months ended June 30, 2003 primarily resulted from net sales of available-for-sale securities of $19.0 million. In addition, in the three months ended June 30, 2003, we sold shares of E-CMOS for $2.2 million which resulted in a pre-tax gain of approximately $0.4 million. The cash generated from investing activities in the nine months ended June 30, 2002 was primarily the result of net sales of available-for-sale securities of $23.0 million. In addition, in the nine months ended June 30, 2002, we made additional investments totaling $11.4 million in SMIC and other investments of $4.8 million including $3.2 million in ICSI convertible debentures and $0.6 million in E-CMOS.

     In the nine months ended June 30, 2003, we made capital expenditures of approximately $1.3 million for engineering tools, computer software and leasehold improvements. We expect to spend approximately $1.0 million to $2.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment and computer software and hardware.

     We generated $0.8 million from financing activities during the nine months ended June 30, 2003 compared to $1.9 million in the nine months ended June 30, 2002. Cash generated from financing activities for the nine months ended June 30, 2003 and June 30, 2002 was primarily the result of proceeds from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

     In August 2000, we made a commitment for an equity investment in SMIC. In fiscal 2002, we made investments totaling $21.2 million in SMIC, bringing our total investment in this foundry as of June 30, 2003, to $40.0 million. We have no further commitments to SMIC for additional equity investments at this time. At June 30, 2003, we had $25.0 million in non-cancelable purchase orders to a wafer foundry for the purchase of wafers with delivery scheduled by December 31, 2003.

     In July 2002, we made a commitment for an equity investment in Signia Technologies, Inc. (“Signia”), a development stage company focusing on BlueTooth™ design. As of June 30, 2003, we had invested $1.5 million in Signia. We were committed to invest an additional $1.5 million in Signia, if Signia achieved certain milestones with respect to its BlueTooth™ product by January 19, 2003. As Signia did not achieve the milestones by January 19, 2003, we were no longer contractually obligated to this commitment. However, we invested approximately $0.9 million in Signia in July 2003. In the three months ended June 30, 2003, we recorded an impairment loss of approximately $1.3 million on our Signia investment based on the share price of our July 2003 investment.

     We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $6.1 million.

     Our contractual cash obligations at June 30, 2003 are outlined in the table below:

	Payments Due by Period (in thousands)

			Fiscal	Fiscal
Contractual Obligations	Total	Fiscal 2003	2004 -2005	2006 - 2007

Equipment lease debt	$30	$30	$—	$—
Operating leases	6,127	392	3,486	2,249
Non-cancelable purchase orders to a wafer foundry	24,989	14,111	10,878	—

Total contractual cash obligations	$31,146	$14,533	$14,364	$2,249

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

Certain Factors Which May Affect Our Business or Future Operating Results

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline.

     Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	decreases in the demand for our products;

•	excess inventory levels at our customers;

•	declines in average selling prices of our products;

•	cancellation of existing orders or the failure to secure new orders;

•	oversupply of memory products in the market;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	our failure to deliver products to customers on a timely basis;

•	disruption in the supply of wafers or assembly services;

•	changes in product mix;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks, or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any litigation or future antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

     We have incurred losses in the nine consecutive quarters ended June 30, 2003 totaling $121.5 million. We expect to incur a loss in the September 2003 quarter and may incur losses in subsequent quarters. We were profitable for fiscal 2001 and fiscal 2000. Our ability to achieve or maintain profitability on a quarterly basis in the future will depend on a variety of factors, including our ability to increase our net sales, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control our operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Any continued downturn in the markets we serve would harm our business.

     Substantially all of our products are incorporated into products such as internet access devices, networking equipment, digital consumer products, telecom/mobile communications devices, and automotive electronics. Historically, these markets have from time to time experienced cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced demand and declining average selling prices for our products. Certain of these markets are currently experiencing severely depressed business conditions which are adversely affecting our business. We are unable to predict how long this current downturn will continue or whether current conditions will worsen.

Our sales depend on SRAM and DRAM products, and a decline in average selling prices or reduced demand for these products could harm our business.

     A substantial majority of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. In fiscal 2001, we experienced sequential declines in revenue in the March 2001, June 2001, and September 2001 quarters. These declines were a result of a decline in the average selling prices for our products as well as a decrease in unit shipments of our products as a result of lower demand for electronic products that use our devices. The average selling prices for certain of our SRAM products declined in the three months ended June 30, 2003 compared to the three months ended March 31, 2003 and unit shipments of certain of our SRAM products decreased which resulted in an overall decrease in our SRAM revenue. We anticipate further price declines for certain of our products in the future. There can be no assurance that such declines will be offset by higher volumes or by higher prices on newer products.

We may not be able to compensate for price decreases in our products.

     Competitive pricing pressures due to an industry-wide oversupply of wafer capacity as well as product inventory resulted in significant price decreases for our products during fiscal 1996 through fiscal 1999. While we experienced increases in average selling prices in fiscal 2000, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we experienced a decline in the average selling prices for most of our products during fiscal 2002, and for certain SRAM products in the most recent quarter ended June 30, 2003. We anticipate a further decline in the average selling prices for certain of our products in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. These factors can result in a decline in average selling prices and the stated value of inventory. In the nine months ended June 30, 2003, in fiscal 2002 and in fiscal 2001, we recorded inventory write-downs of $4.1 million, $28.6 million and $38.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

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

     If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with TSMC and SMIC. We also receive wafers from Chartered Semiconductor and UMC. Each of our wafer foundries also supplies wafers to other integrated circuit companies, including certain of our competitors. Although we have written commitments specifying wafer capacities from some suppliers, if any suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to enforce fulfillment of any delivery commitments. Additionally, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

Foundry capacity can be limited and we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

     If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into and may enter into various arrangements with suppliers, which could include:

•	contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

•	investments in foundries;

•	joint ventures;

•	other partnership relationships with foundries;

•	option payments or other prepayments to foundries; or

•	nonrefundable deposits with or loans to foundries in exchange for capacity commitments.

     We may not be able to make any such arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results. For example, at June 30, 2003, we had $25.0 million in non-cancelable purchase orders to a wafer foundry for the purchase of wafers with delivery scheduled by December 31, 2003.

We depend on a small number of customers for a high percentage of our sales, and the loss of a significant customer could adversely effect our operating results.

     In the nine months ended June 30, 2003, sales to ATM Electronic Corporation accounted for approximately 10% of our total net sales. In fiscal 2001, sales to Flextronics International accounted for approximately 15% of our net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of our net sales for fiscal 2001. As sales to our customers are executed pursuant to purchase orders and no purchasing contract exists, our customers can cease doing business with us at any time. In this regard, we experienced order cancellations from these customers in the March 2001 quarter that adversely impacted our operating results in subsequent quarters. We expect a significant portion of our future sales to remain concentrated within a limited number of strategic customers. We may not be able to retain our strategic customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business.

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

     The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the memory market depends on factors both within and outside of our control, including:

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

     In the nine months ended June 30, 2003, approximately 15% of our net sales was attributable to customers located in the United States, 10% was attributable to customers located in Europe and 74% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the United States, 15% was attributable to customers located in Europe and 55% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the United States, 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. Accordingly, our future operating results will depend on general economic conditions in Asia, Europe, and the United States. In addition, the markets for our products, which are highly cyclical, may not continue to grow. We anticipate that sales to international customers will continue to represent a significant percentage of net sales.

     We are subject to the risks of conducting business internationally, including:

•	economic conditions in Europe and Asia, particularly in Taiwan and the People’s Republic of China;

•	travel or other restrictions related to the SARS outbreak or other public health issues;

•	changes in trade policy and regulatory requirements;

•	duties, tariffs and other trade barriers and restrictions;

•	the burdens of complying with foreign laws;

•	foreign currency fluctuations;

•	difficulties in collecting foreign accounts receivable; and

•	political instability.

We have made strategic equity investments in other companies with no assurance that they will increase in value.

     Over the last few years, we have made several strategic equity investments in other technology companies. At June 30, 2003, we had investments in equity securities of privately held companies of approximately $43.6 million, $40 million of which is in SMIC. There can be no assurance that these investments will increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These investments are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $1.3 million impairment loss on one of our investments in the three months ended June 30, 2003. In addition, we recorded approximately $397,000 in impairment losses during fiscal 2002.

We may encounter difficulties in effectively integrating acquired businesses.

     From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in February 2002, we acquired Purple Ray, Inc., a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. To date, we have not generated any revenue as a result of this acquisition and none is anticipated in the near future. There can be no assurance as to the effect of future acquisitions on our business or operating results.

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

Our stock price is expected to be volatile.

     The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	new or revised earnings estimates by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry and other events or factors;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in wafer capacity;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2003 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities, and our derivative financial instruments were immaterial at June 30, 2003.

     We had short-term investments of $48.2 million at June 30, 2003. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our interest income.

     We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of June 30, 2003 was approximately $18.5 million of which $13.1 million is included in other assets and $5.4 million is included in other comprehensive loss in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at June 30, 2003 was approximately $20.7 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $2.8 million of ICSI convertible debentures. As a result of a decline in ICSI’s convertible debenture price, we recorded an unrealized loss of approximately $169,000 related to the ICSI convertible debentures. This loss was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in the three and nine month periods ended June 30, 2003, we recorded charges of approximately $0 and $365,000, respectively, related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Further deterioration in ICSI’s debenture price would result in additional losses.

     We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $43.6 million at June 30, 2003, of which $40.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $1.3 million impairment loss on our investment in Signia in the three months ended June 30, 2003. In addition, we recorded approximately $397,000 in impairment losses during fiscal 2002.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     On June 16, 2003, Symbol Technologies, Inc. filed suit against ISSI in the Supreme Court of the State of New York. The complaint alleges claims of breach of warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranties related to certain ISSI products purchased by Symbol. The complaint seeks monetary damages in an amount not less than $5.0 million, pre-judgment interest and court costs. ISSI has not yet responded to the complaint but believes the suit is without merit and intends to defend against the claims vigorously.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as a part of this report.

Exhibit 31	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     On April 24, 2003, we filed a report on Form 8-K related to our results for the second fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.

(Registrant)

Dated: August 14, 2003	/s/ Gary L. Fischer Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.