Form 10-K
period 2003-09-30
INTEGRATED SILICON SOLUTION INC
filed 2003-12-04
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (408) 969-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on December 1, 2003, as reported by the Nasdaq National Market, was approximately $490.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 1, 2003 was 28,837,576.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on February 27, 2004 are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders. As indicated in this report, we have included market data and industry forecasts that were obtained from industry publications.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report (and in the documents that are incorporated by reference) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Certain Factors Which May Affect Our Business or Future Operating Results” and elsewhere in this report.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Certain Factors Which May Affect Our Business of Future Operating Results” included in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Certain Factors Which May Affect Our Business or Future Operating Results” and elsewhere in this report could harm our business.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROM, Pseudo SRAM and multi-chip packages, and we are developing selected non-memory products focused on our key markets. We target high growth markets with our low cost, high quality semiconductor products and seek to build long-term relationships with our customers. We have been a committed long-term supplier of memory products, including lower density and smaller volume products, even through periods of tight manufacturing capacity.

Our outsourced manufacturing model is based upon a history of joint technology development relationships with key Asian foundries. For example, we had a technology development program for a 0.13 micron process with TSMC. We also make strategic equity purchases in selected foundries. For example, we have invested a total of $42.0 million in SMIC. Recently, we expanded our presence in the important Asian market by adding design groups in Shanghai, China and Hsinchu, Taiwan, where we now employ over 70 design and test engineers. Our design groups in China and Taiwan complement our core engineering and product management team located at our Santa Clara, California headquarters.

Our customers include leaders in each of our four target markets including Apex, ChangHong, D-Link, Samsung and Sony in consumer electronics; 3Com, Ambit, Askey, Cisco and Yahoo! Japan in networking; Bird, Ericsson, LG Electronics, Motorola and Nokia in mobile communications; and Bose, Delphi, Philips and Siemens in automotive electronics. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

Company Background

We were incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. Our principal executive offices are located at 2231 Lawson Lane, Santa Clara, California 95054, and our telephone number is (408) 969-6600. On our Investor Relations web site, located at www.issi.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web site are available free of charge.

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets including digital consumer electronics, networking, mobile communications and automotive electronics. Advances in technology have allowed for increasingly complex digital consumer systems such as DVD players, set-top boxes, digital cameras and HDTVs. Increased memory content is required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all digital consumer electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

As more consumers and businesses utilize the internet and broadband communications networks, the demand for products that connect to these networks has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, mp3 audio files and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products such as modems, switches and routers require optimized high speed memory architectures to maximize bus bandwidth and speed data transfer.

Mobile communications products have gained broad acceptance among consumers. Applications for cellular communications, WLAN and GPS are increasingly able to access a range of data services, from internet connectivity to location detection, and are delivering information to consumers through mobile products. As the complexity and functionality of mobile communications products increases, so does the need for increased memory. These applications require the same memory performance as a non-mobile device, but the memory device must also conform to the mobile needs of low power and small footprint.

The complexity of automobile electronics is also increasing rapidly. The significant increase in automotive electronics systems has resulted in an increase in microcontrollers and memory responsible for delivering control and command functionality. Automobile designers are increasing semiconductor content in automobiles to allow for improved telematics, digital audio and video entertainment systems, and powertrain functions such as engine control and fuel efficiency management systems. These systems require memory devices that must meet the automotive industry’s high quality and reliability standards.

Integrated circuits that address the semiconductor memory market can be segmented into volatile memory, such as DRAM and SRAM, and non-volatile memory, such as Flash and EEPROM. Volatile memory loses the data if the electricity is turned off while non-volatile memory retains the data when the electricity is turned off. SRAM is used for applications that require very high speed access to stored data, and typically requires four to six transistors to store each bit of data. DRAM uses only a single transistor to store each bit of data. This is why the storage capacity of DRAM tends to be much greater than that of SRAM. Because of these factors, SRAM is faster than DRAM, but more expensive on a cost per bit basis. The same equipment manufacturers that use high performance SRAM may also use low and medium density DRAM, and such products can be sold through the same channels.

According to a Gartner Group report published in September 2003, the total market for SRAM is estimated to be $3.1 billion in 2003. System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power. High speed SRAM is used in applications such as base stations, bridges, routers, modems and peripherals. Low power SRAM is used in applications such as the wireless handheld and mobile phone markets.

The DRAM market can be segmented into high density devices (currently 256 Mb and above) and low and medium density devices (currently 128 Mb and below). High density DRAM is used in applications that require high capacity storage such as PCs and other high-end computing devices. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications and automotive electronics which require less memory capacity than PCs and high end computing applications. According to a Gartner Group report published in September 2003, the total market for DRAM at 128 Mb and below is estimated to be $4.4 billion in 2003. The semiconductor memory market is highly cyclical. During favorable up cycle conditions, large captive memory manufacturers tend to shift production to higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. Currently, these large manufacturers are generally focusing on 256 Mb DRAM and above because higher densities have higher volumes and economies of scale and many of these manufacturers have limited production of lower density DRAM, such as 4, 16 or 64 Mb devices. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products.

An emerging memory technology in the volatile memory category is Pseudo SRAM. Pseudo SRAM combines the DRAM cell structure with the SRAM input/output architecture and is normally manufactured using DRAM process technology. In low power wireless applications, Pseudo SRAM offers much of the functionality of SRAM but with the higher density and lower cost of DRAM. The cost and performance of Pseudo SRAM falls between that of DRAM and SRAM.

Memory suppliers compete on the basis of speed, power consumption, density, reliability and cost, all of which are a function of process technology and design expertise. Success in the memory market is determined not only by the quality of the device design but also by the process through which the device can be fabricated. Process technology improvements allow design line widths to be reduced, which in turn allow the integrated circuit design to operate at faster speeds and increased memory density. To meet the demands for high performance memories, a memory supplier must also have a wafer fabrication strategy allowing it to migrate to the newest generations of process technology on a timely basis. Process technology shifts occur frequently and are developed in high end wafer fabrication facilities that typically cost over $1.0 billion. Although most of the large multinational memory companies fabricate their own semiconductor wafers, fabless suppliers rely on third-party wafer foundries. The fabless model is much less capital intensive, but requires strong relationships with foundries to secure wafer supply and access to advanced process technology.

The manufacturing of many products in the digital consumer electronics, networking and mobile communication markets is largely based in Asia. As a result, many semiconductor companies have increased their sales and design presence in Asia to be closer to key customers, and to obtain access to lower cost engineering and manufacturing resources. Semiconductor companies that have a strong Asian presence may have a competitive advantage in securing business from manufacturers located in this region.

The increasing demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits.

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. We have also established ourselves as a source of long-term supply for low and medium density DRAM products which are complementary to our SRAM products. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications and automotive electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers. From time to time we have also made equity purchases in selected wafer foundries. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Build Collaborative Relationships with Leading Edge Foundries.    We work in a highly collaborative mode with our principal wafer foundries in developing leading edge process technology that is critical in advanced memories. We entered our first development program with TSMC in 1990 and with Chartered Semiconductor in 1994. Through this collaborative model, we have been able to repeatedly be in the forefront as process technology has advanced to 0.13 micron geometries. As part of our manufacturing strategy, we have also made strategic equity purchases in key foundries such as SMIC, and in the past, TSMC. We believe our collaborative development efforts and equity purchases have enabled us to have more secure access to wafer capacity even during industry up cycles. For example, during 2000, foundry wafers were generally on allocation but we were able to increase our wafer starts and grow our revenue on a quarterly basis.

Commit to Being a Long-Term Supplier of our Products.     We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers will reduce or cease production of lower density products in periods of tight capacity as manufacturing such products is less attractive to them than making higher density memories which typically have higher volumes and greater economies of scale. As an example, we have been supplying Nokia with low density 4 Mb DRAM since 1997, while most large captive DRAM companies ceased production of such devices several years ago.

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products including a complete family of SRAM products and a range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Recent examples of our development efforts include our 18 Mb synchronous SRAM product targeting high-end networking applications, space saving multi-chip packages targeting the high growth mobile communications market and our 128 Mb DRAM product initially targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China. As evidence of this strategy, we added design groups in Shanghai, China and Hsinchu, Taiwan, where we now employ over 70 design and test engineers. We now employ more individuals in Asia than in North America.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as Apex, ChangHong, D-Link, Samsung and Sony in digital consumer electronics; 3Com, Ambit, Askey, Cisco and Yahoo! Japan in networking; Bird, Ericsson, LG Electronics, Motorola and Nokia in mobile communications; and Bose, Delphi, Philips and Siemens in automotive electronics. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. Our success with these market leaders enables us to attract other customers and diversify our customer base.

Develop Selected Non-Memory Products for Key Markets.    We are developing selected non-memory products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Our initial non-memory products are expected to be Bluetooth and other wireless chipsets and logic-based memory controller chips. Most of the development work for our non-memory products is performed by our Taiwan and China design groups. We believe we can succeed in these markets by capitalizing on our experience in small die size design and low cost manufacturing.

Customers and Marketing

Over the years, we have established a strong customer base including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Apex	3Com	Bird	Bose
ChangHong	Alcatel	Ericsson	Delphi
D-Link	Ambit	LG Electronics	Philips
LG Electronics	Askey	Motorola	Siemens
Lexmark	Cisco	Nokia	Temic
NEC	Huawei	UTStarcom
Samsung	Nortel
Sharp	Yahoo! Japan
Sony	ZTE

Our sales and marketing efforts are directed from our Santa Clara headquarters. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., Europe, Taiwan, China, Hong Kong, Korea and India. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also ensures that product launches, channel marketing programs, and ongoing demand and supply planning occur in a well-managed, timely basis.

The percentage of our revenues from customers located outside the U.S. was approximately 48%, 70% and 87% in fiscal 2001, 2002 and 2003, respectively. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2001	2002	2003
Asia	23%	56%	77%
Europe	25	14	10
U.S.	52	30	13

Total	100%	100%	100%

Our sales are generally made pursuant to standard purchase orders, which can be revised to reflect changes in the customer’s requirements. Generally, our purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications and automotive electronics markets. In particular, our SRAM products are used in cell phones, WLANs, base stations, networking switches and routers, DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in base stations, DVD players, DSL modems, set-top boxes, digital cameras, flat panel TVs, LCD TVs, HDTVs, printers, audio equipment and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

Historically, SRAM products have generated a majority of our revenue, largely for networking and telecommunications applications. However, in fiscal 2003, these markets remained relatively flat and, in the same period, we experienced rapid growth in the consumer electronics market for our low and medium density DRAM products. As a result, in fiscal 2003, we derived a majority of our revenue from DRAM products.

SRAM.    Our SRAM strategy is to offer a broad range of devices and be a complete supplier of a customer’s SRAM requirements. We offer advanced, leading-edge products, such as our new 18 Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. Driven by demand in the wireless handheld and mobile phone markets, we have developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications such as high performance bridges and routers.

Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging. We are also developing Pseudo SRAM products, which are higher density devices that utilize the DRAM cell structure and the SRAM input/output architecture. We recently started sampling our 16 Mb and 32 Mb Pseudo SRAM products, we are in the development stage of the 8 Mb Pseudo SRAM product, and in the design phase of a 64 Mb Pseudo SRAM product.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics

Asynchronous SRAM

High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	✓	✓	✓	✓

High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	✓	✓	✓	✓

High Speed (3.3 Volt)	128K x 16	2 Mb	✓	✓	✓	✓

High Speed (3.3 Volt)	256K x 16	4 Mb	✓	✓		✓

High Speed (3.3 Volt)	512K x 8	4 Mb	✓	✓

High Speed (3.3 Volt)	512K x 16	8 Mb	✓	✓

High Speed (3.3 Volt)	1M x 8	8 Mb	✓			✓

Low/Ultra Low Power	128K x 8	1 Mb	✓			✓

Low/Ultra Low Power	64K x 16	1 Mb	✓		✓	✓

Low/Ultra Low Power	128K x 16	2 Mb	✓

Low/Ultra Low Power	256K x 16	4 Mb	✓

Low/Ultra Low Power	512K x 8	4 Mb		✓	✓

Low/Ultra Low Power	1M x 8	8 Mb			✓	✓

Low/Ultra Low Power	512K x 16	8 Mb		✓

Synchronous SRAM

Pipeline Burst/FlowThru	128K x 32/36	4 Mb	✓	✓		✓

Pipeline Burst/FlowThru	256K x 16/18	4 Mb		✓

Pipeline Burst/FlowThru/No Wait	256K x 32/36	9 Mb		✓

Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb		✓

Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb		✓

Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb		✓

Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb		✓

Pseudo SRAM

Low Power	512K x 16	8 Mb			✓

Low Power	1M x 16	16 Mb			✓

Low Power	2M x 16	32 Mb			✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM is not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16 and 64 Mb DRAM and, in the first quarter of fiscal 2004, we will begin selling our 128 Mb DRAM. Applications for our low and medium density DRAM include products such as DVD players, set-top boxes, DSL modems, digital still cameras, printers, automotive electronics, base stations, networking equipment, disk drives, tape drives and PDAs. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows behind one or more generations the high density DRAM market. Additional DRAM products, including low power synchronous DRAM products, are under development.

The following table describes our principal DRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics

Synchronous 3.3 Volt	1M x 16	16 Mb	✓			✓

Synchronous 3.3 Volt	4M x 16	64 Mb	✓	✓	✓

Synchronous 3.3 Volt	2M x 32	64 Mb	✓	✓

Synchronous 3.3 Volt	16M x 8	128 Mb				✓

Synchronous 3.3 Volt	8M x 16	128 Mb	✓	✓	✓	✓

Synchronous 3.3 Volt	4M x 32	128 Mb	✓	✓

Low Power Synchronous 2.5 Volt	16M x 8	128 Mb			✓	✓

Low Power Synchronous 2.5 Volt	8M x 16	128 Mb			✓

Low Power Synchronous 2.5 Volt	4M x 32	128 Mb			✓

Multi-Chip Packages (MCPs).    MCPs combine memory chips into one package to save space in smaller form factor products such as cell phones. The proliferation of increasingly smaller and complex mobile phones has created an increased demand for more highly integrated and smaller footprint memory solutions. To address these needs, we currently combine our SRAM product with Flash memory that is supplied by Fujitsu to create MCPs for cell phone manufacturers in Asia, particularly China and Korea. In fiscal 2004, we expect to combine PseudoSRAM with Flash in some of our MCPs.

EEPROM and Other Memory Products.    Our other memory products include high performance serial EEPROM, embedded EEPROM products targeted at SmartCard applications, and voice recording chips. Applications for these products include pagers, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. To date, revenue from these products has been approximately 5% or less of our total annual revenue.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations including wafer fabrication, assembly and testing. Our wafer fabrication strategy is to build collaborative relationships with leading foundries and to purchase strategic equity interests in selected foundries. Because memory products are particularly well suited for the development of advanced process technology, we actively participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Historically, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore. In fiscal 2002, we began production at SMIC in China and, in fiscal 2003, we began production at ProMOS and Powerchip in Taiwan.

In addition to building process technology development relationships, we are differentiated from many other fabless semiconductor companies because we have purchased strategic equity interests in selected foundries. For example, in fiscal 2000, we committed to purchase $40.0 million in equity in SMIC, the first 8-inch wafer foundry in China, located in the Shanghai/Pudong area near our China subsidiary. Our Chairman and Chief Executive Officer serves on SMIC’s board of directors. The majority of our DRAM wafers are produced at SMIC. As of September 30, 2003, we had purchased $42.0 million in equity in SMIC. Previously we held equity interests in TSMC and UMC.

The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan, Singapore and China. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified under ISO 9001/2000 standards and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We plan to achieve certification for ISO/TS 16949:2002, the new automotive standard, and ISO 14001, the environmental standard, in 2004.

Each of our wafer suppliers also fabricates for other integrated circuit companies, including certain of our competitors. In addition, some of our wafer suppliers manufacture memories for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. There can be no assurance that the foundries we use will not encounter construction or production difficulties or that they will allocate sufficient wafer capacity to satisfy our wafer requirements, especially in times of wafer capacity shortages. Moreover, there can be no assurance that we would be able to qualify additional manufacturing sources for existing or new products in a timely manner or that such additional manufacturing sources would be able to produce an adequate supply of wafers. If we were unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business and operating results would be harmed.

Competition

The semiconductor market is intensely competitive and has been characterized by cyclical market conditions, an oversupply of product, price erosion, rapid technological change and short product life cycles. We compete primarily on the basis of the following factors:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	wafer manufacturing over or under capacity;

•	access to advanced process technologies at competitive prices; and

•	access to assembly and test capacity.

We may not be able to compete successfully in the future as to any of these factors and our failure to do so could harm our business.

In the market for SRAM products we compete with several domestic and international semiconductor companies including Alliance Semiconductor, Cypress, Etron, Giga Semiconductor, ICSI, Integrated Device Technology, NEC, Renesas Technology, Samsung and Sony. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

In the low to medium density DRAM area we generally compete with Hynix, ICSI, Micron, Mosel-Vitelic, Nanya, Samsung, Oki and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT, Etron and G-Link. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.

In the EEPROM market, our primary competitors include Atmel, Catalyst and STMicroelectronics. We also compete with many small to medium-sized companies in one or more segments of the market. Our MCPs are focused primarily on cell phones. Because this is a large and active target market, it has attracted numerous suppliers, including AMD, Cypress, Fujitsu, Intel, Samsung and Toshiba. The Psuedo SRAM market is still emerging, and we expect to compete in this market with many of the same companies that compete with us in our SRAM and DRAM markets.

Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In down cycles, they may be willing to sell below fully absorbed costs at prices we cannot match. We may not be able to compete successfully against any of these competitors.

The process technology used by our manufacturing sources, including process technology that we have developed jointly with our foundries, can be used by such foundries to produce products for other companies, including our competitors. Although we believe that our participation in the development of the processes provides us the advantage of early access to such processes, the knowledge of the wafer manufacturer may be used to benefit our competitors.

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technology with the smallest geometries. We currently design most of our high performance memory products and jointly develop advanced process technology with our manufacturing partners from our headquarters in Santa Clara, California and our design groups in Taiwan and China. Our research and development expenditures in fiscal 2003, 2002, and 2001, were $23.4 million, $29.8 million, and $25.3 million, respectively. As of November 30, 2003, we had over 100 employees in research and development, with over 70 in Taiwan and China.

New SRAM products in design include high speed 18, 32 and 36 Mb synchronous devices. We are developing 4, 8 and 64 Mb Pseudo SRAM products. We have new 64 Mb and 128 Mb DRAM devices under design. We are developing new products on industry leading 0.13, 0.14 and 0.15 micron process technologies. We are presently evaluating 90-nanometer process technology for our next generation products. In nonvolatile memory, our future products are expected to include 256K and 512K density serial EEPROM devices.

We plan to add selected non-memory products to diversify our product portfolio. Our non-memory products will be targeted at our key markets. Our wireless chipset product line is a non-memory product line. We acquired certain Bluetooth and wireless chipset rights and technology in connection with an equity investment in a development-stage company, Signia Technologies, and have formed a joint development program with them. Our Bluetooth and other wireless chipsets can be used for short distance wireless communication for applications such as cell phones, PDAs, PC peripherals, headsets and other consumer products. In 2004, we plan to begin the development of logic-based memory controller chips. Most of the development work for our non-memory products occurs is performed by our Taiwan and China design groups. Through fiscal 2003, there has been no revenue from our non-memory products, and we do not predict material revenue from such products in fiscal 2004.

Patents and Intellectual Property

As of September 30, 2003, we held 71 U.S. patents. These patents expire between 2010 and 2020. We have 12 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. We do not currently hold any non-U.S. patents. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. We have been, and from time-to-time expect to be, notified of claims that we may be infringing patents, maskwork rights or copyrights owned by third parties. If it appears necessary or desirable, we may seek licenses under patents that we are alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to us. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could harm our business.

From time to time, we license some of our SRAM and DRAM designs to and from ICSI and other companies. We also license certain designs from our foundries.

Employees

As of November 30, 2003, we had approximately 274 employees worldwide, including 112 employees in the U.S., 80 in China, 68 in Taiwan, 8 in Hong Kong, 2 in India, 2 in Europe and 2 in Korea. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of September 30, 2003 are as follows:

Name	Age	Position
Jimmy S.M. Lee	48	Chairman, Chief Executive Officer, and Director

Gary L. Fischer	52	President, Chief Operating Officer, Chief Financial Officer, and Director

Paul Song	48	Senior Vice President, Engineering

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He also served as our President until May 2000. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Previously, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee has served as a director of ICSI, a memory supplier, since September 1990; as a director of NexFlash Technologies, a flash memory semiconductor company, since October 1998; as a director of GetSilicon, a semiconductor supply chain management software company since April 2000; as a director of SMIC, a semiconductor foundry, since July 2000; as a director of Signia Technologies, a developer of wireless semiconductors, since July 2000; and as a director of E-CMOS, a peripheral interface device company, since September 2001. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

Gary L. Fischer has been with us since June 1993 and has served as our President and Chief Operating Officer since April 2001, and as Chief Financial Officer since November 2002. He also served as our Executive

Vice President and Chief Financial Officer from April 1995 to March 2001, and as Vice President and Chief Financial Officer from June 1993 to March 1995. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. From November 2001 to June 2003, he was a director of E-CMOS, a peripheral interface device company. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

Paul Song has been with us since July 1990 and has served as Senior Vice President, Engineering since April 2000. He served as Vice President, Engineering from April 1999 to April 2000, and as Vice President, Design Engineering from July 1996 to April 1999. He joined us as director, nonvolatile memory design engineering. Previously he held design engineering positions at Integrated Circuit Technology Corp., a user-programmable integrated circuits company; Exel Microelectronics, a supplier of EEPROM semiconductors; and Advanced Micro Devices, a supplier of logic and memory integrated circuits. Dr. Song holds a Ph.D. degree in electrical engineering from Stanford University, an M.S. degree in electrical engineering from the University of California, Santa Barbara, and a B.S. degree in electrical engineering from National Taiwan University.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of ISSI.

Item 2. Properties

Our headquarters consists of approximately 93,400 square feet of office space located in Santa Clara, California. The lease on this building expires in February 2007. Our China subsidiary occupies approximately 31,000 square feet under a lease that expires in February 2006. Our Taiwan subsidiary occupies approximately 19,000 square feet under a year to year lease that expires in July 2004. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

On June 16, 2003, Symbol Technologies filed suit against us in the Supreme Court of the State of New York. The complaint alleges causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of our products purchased by Symbol. The complaint seeks monetary damages in an amount of $5.0 million, pre-judgment interest and court costs. We believe that we have meritorious defenses to the claims alleged by Symbol and intend to defend this suit vigorously.

We are not currently subject to any other material pending legal proceedings. However, we may become subject to other lawsuits from time to time in the ordinary course of our business, and any such lawsuit could harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

Fiscal Year 2002
First Quarter	$13.85	$6.40
Second Quarter	$14.84	$10.28
Third Quarter	$14.88	$6.77
Fourth Quarter	$9.12	$2.94

Fiscal Year 2003
First Quarter	$6.10	$2.36
Second Quarter	$4.96	$2.24
Third Quarter	$6.95	$2.32
Fourth Quarter	$13.11	$6.35

Holders of Record

As of December 1, 2003, there were approximately 260 stockholders of record of our common stock and approximately 9,100 beneficial holders of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

On August 7, 2003, we issued an aggregate of 8,241 shares of our common stock to the former stockholders of Purple Ray based on the completion of certain milestones. The shares were issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2003 and the consolidated balance sheet data set forth below at September 30, 2002 and 2003 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal years ended September 30, 1999 and September 30, 2000 and the consolidated balance sheet data set forth below at September 30, 1999, 2000 and 2001 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Years Ended September 30,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$83,309	$141,923	$152,048	$70,448	$97,660
Cost of sales	66,816	97,759	144,869	86,213	86,046

Gross profit (loss)	16,493	44,164	7,179	(15,765)	11,614

Operating expenses
Research and development	18,778	18,287	25,303	29,841	23,394
Selling, general and administrative	11,899	15,627	20,721	15,962	13,328
Acquired in-process technology	—	—	—	4,689	—

Total operating expenses	30,677	33,914	46,024	50,492	36,722

Operating income (loss)	(14,184)	10,250	(38,845)	(66,257)	(25,108)
Other income (expense), net	3,875	4,626	38,412	2,392	(255)
Provision (benefit) for income taxes	608	680	150	(3,220)	3
Equity in net loss of affiliates/minority interest	1,406	10,830	1,698	(6,895)	(2,711)

Net income (loss)	$(9,511)	$25,026	$1,115	$(67,540)	$(28,077)

Basic net income (loss) per share (1)	$(0.48)	$1.07	$0.04	$(2.49)	$(1.01)

Diluted net income (loss) per share (1)	$(0.48)	$0.96	$0.04	$(2.49)	$(1.01)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	23,625	97,578	122,859	78,822	58,442
Total assets	121,831	260,724	237,852	184,676	158,099
Total long-term obligations and current portion of long-term obligations	—	454	314	158	—
Stockholders’ equity	88,778	211,235	214,437	155,423	131,949

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. In 1996 and 1997, we began to focus on the networking, internet access and telecommunications markets and, by 1999, revenue from such markets represented a substantial majority of our net sales. Due to our focus on these markets, we recorded revenues of $65.2 million in the quarter ended December 31, 2000. These markets experienced a substantial downturn beginning in 2001 which resulted in a significant decline in our revenues, significant inventory write-offs and large operating losses. In response to these adverse market conditions, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets and also reduced our operating expenses. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2003.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. However, as a result of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer.

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. For most of fiscal 2003, average selling prices for our products declined as they had in recent years. More recently, market conditions have improved and prices have stabilized and in some cases increased. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

Revenue from product sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. A portion of our sales is made to distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, we defer recognition of such sales until our products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates or product return privileges is recognized at the time our products are sold by us to the distributors.

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues from customers located outside the U.S. was approximately 48%, 70% and 87% in fiscal 2001, 2002 and 2003, respectively. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2001	2002	2003
Asia	23%	56%	77%
Europe	25	14	10
U.S.	52	30	13

Total	100%	100%	100%

Our sales are generally made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, broad fluctuations in our overall business in the past several years makes it difficult for us to assess the impact of seasonal factors on our business.

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 through the period ended April 30, 2003 and for fiscal 2002 reflect accounting for E-CMOS Technology Corporation on the equity basis and include our percentage share of the results of E-CMOS’ operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for GetSilicon, NexFlash Technologies, Signia Technologies and SMIC on the cost basis. ICSI is a Taiwan-based fabless memory supplier, and E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At September 30, 2003, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash, approximately 19% of Signia Technologies and less than 3% of SMIC. In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. In 2003, we transferred key designers to our U.S. team, and, at September 30, 2003, we were in the process of winding down the operations of D2Code.

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. All of our foundries and assembly and test subcontractors are located in Asia. Although we transact business predominately in U.S. dollars, we do have some transactions in New Taiwan dollars, in Hong Kong dollars and in China Renminbi. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not to date adopted any hedging strategy. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 39% to $97.7 million in fiscal 2003 from $70.4 million in fiscal 2002. The increase in sales was principally due to an increase in unit shipments of our DRAM products, specifically our 4, 16 and 64 Mb devices, partially offset by declines in the average selling prices for such products in fiscal 2003 compared to fiscal 2002. While SRAM units shipped increased slightly in fiscal 2003 compared to fiscal 2002, the impact of the reduction in average selling prices for such products resulted in an overall reduction in our SRAM revenue. We anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. In this regard, the average selling prices for certain of our SRAM products declined in the three months ended September 30, 2003 compared to the three months ended June 30, 2003. However, the average selling prices for certain of our DRAM products increased in the three months ended September 30, 2003 compared to the three months ended June 30, 2003. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to ATM Electronic Corporation, one of our Asian distributors, accounted for approximately 10% of our net sales in fiscal 2003. A substantial portion of our sales to ATM were for delivery to Ambit. In fiscal 2002, no single customer accounted for over 10% of net sales. As sales to ATM are executed pursuant to purchase orders and no purchasing contract exists, this customer may cease doing business with us at any time.

Gross profit (loss).    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $27.4 million to $11.6 million gross profit in fiscal 2003 from $15.8 million gross loss in fiscal 2002. Gross margin increased to 11.9% in fiscal 2003 from (22.4)% in fiscal 2002. In fiscal 2003, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market adjustments. We recorded inventory write-downs of $28.6 million in fiscal 2002 predominately for lower of cost or market adjustments and to a lesser extent, excess inventory. Our gross margin for fiscal 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales as a result of the favorable termination of an antidumping case. In fiscal 2002, we charged $1.2 million to cost of sales for the write-off of a prepaid license fee as the average selling price for the impacted parts was less than the cost of the parts. Excluding the inventory write-downs, the benefit of the reversal of antidumping duties and the write-off of the prepaid license fee, the increase in gross profit was principally due to an increase in unit shipments of our DRAM products and, to a lesser extent, our SRAM products, in fiscal 2003 compared to fiscal 2002. In addition, reductions in the cost of our DRAM and SRAM products more than offset declines in the average selling prices of such products in fiscal 2003 compared to fiscal 2002, resulting in an increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen some foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses decreased by 22% to $23.4 million in fiscal 2003 from $29.8 million in fiscal 2002. As a percentage of net sales, research and development expenses decreased to 24.0% in fiscal 2003 from 42.4% in fiscal 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a substantial reduction in mask costs and engineering wafers. In addition, we reduced research and development expenses through salary reductions, headcount reductions and the transfer of some design and engineering efforts to Asia. In fiscal 2003, we recorded a $0.7 million charge for the sale of fixed assets as a result of closing our design centers in Hong Kong and Korea. In fiscal 2002, we wrote-off the unamortized balance of the Purple Ray patent applications of approximately $0.8 million. The increased costs associated with the development of new products could result in our research and development expenses increasing in absolute dollars in future periods.

Selling, general and administrative.    Selling, general and administrative expenses decreased by 17% to $13.3 million in fiscal 2003 from $16.0 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% in fiscal 2003 from 22.7% in fiscal 2002. The decrease in absolute dollars was primarily the result of controlling expenses through salary reductions, headcount reductions and limiting discretionary spending. If our business activity increases and in response to recent changes in corporate governance rules, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

In-process technology.    On February 13, 2002, we acquired Purple Ray. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of $1.7 million and transaction costs of $0.2 million. The transaction resulted in an in-process technology charge of $4.7 million in our March 31, 2002 quarter.

Gain on sale of investments.    The gain on the sale of investments increased to $0.6 million in fiscal 2003 from $35,000 in fiscal 2002. In fiscal 2003, we sold shares of E-CMOS for approximately $2.8 million which resulted in a pre-tax gain of $0.6 million. In fiscal 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000.

Other income (expense), net.    Other income (expense), net, decreased by $3.2 million to $(0.8) million in fiscal 2003 from $2.4 million in fiscal 2002. The decrease was primarily the result of a $2.0 million decrease in interest income as the result of lower cash balances and interest rates. In fiscal 2003, we recorded an impairment loss of approximately $1.3 million on our investment in Signia Technologies based on the share price of a subsequent investment in Signia Technologies in July 2003. In addition, in fiscal 2003, we recorded a charge of approximately $0.3 million related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. Fiscal 2002 includes a write-off of approximately $0.4 million for the impairment of certain of our equity investments.

Provision (benefit) for income taxes.    We recorded a tax provision of approximately $3,000 for fiscal 2003 compared to a tax benefit of approximately $3.2 million for fiscal 2002. The provision for income taxes for fiscal 2003 reflects taxes for foreign jurisdictions. We recorded a tax benefit of approximately $3.2 million for fiscal 2002 that principally reflected our ability to recover alternative minimum taxes previously incurred as a result of changes in tax laws in 2002.

Equity in net loss of affiliated companies.    Equity in net loss of affiliated companies decreased by $4.2 million to $2.7 million in fiscal 2003 from $6.9 million in fiscal 2002. This primarily reflects a decrease in the loss from our percentage share of ICSI’s financial results in fiscal 2003 compared to fiscal 2002.

Minority interest in net loss of consolidated subsidiary.    In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary decreased to $17,000 in fiscal 2003 from $50,000 in fiscal 2002. In fiscal 2003, we closed D2Code and transferred certain personnel to our facilities.

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

In fiscal 2002, no single customer accounted for over 10% of net sales. Sales to Flextronics International accounted for approximately 15% of net sales for fiscal 2001. Substantially all of our sales to Flextronics were for products to be delivered to Cisco Systems. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Sales to 3Com accounted for approximately 7% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001.

Gross profit (loss).    Gross profit decreased 320% to a loss of $15.8 million in fiscal 2002 from a profit of $7.2 million in fiscal 2001. Gross margin decreased to (22.4)% in fiscal 2002 from 4.7% in fiscal 2001. In fiscal 2002, we recorded inventory write-downs of $28.6 million, predominately for lower of cost or market accounting on our DRAM and SRAM products and, to a lesser extent, excess inventory. We recorded inventory write-downs of $38.3 million in fiscal 2001. These write-downs were predominately for lower of cost or market accounting on certain of our products, primarily DRAM products and low power SRAM products. In fiscal 2002, we charged $1.2 million to cost of sales for the write-off of a prepaid license fee as the average selling price for the impacted parts were less than the cost of the parts. Additionally, the technology included in the license had no alternative use to us beyond its application in the impacted parts. As a result of the termination of the antidumping case, our gross margin for fiscal 2002 benefited from the reversal of approximately $5.2 million in antidumping duties previously charged to cost of sales. Excluding the inventory write-downs, the write-off of the prepaid license fee and the benefit of the reversal of antidumping duties, the decrease in gross profit was principally due to a significant decline in the average selling prices of our products in fiscal 2002 compared to fiscal 2001. Further, as we sell products that had previously been written-down to lower of cost or market, we recognize minimal gross profit. The decline in our gross margin in fiscal 2002 was more significant for our SRAM products than for our DRAM products. In addition, we were able to offset some of the decline in average selling prices of our DRAM products with an increase in DRAM units shipped.

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

In-process technology.    In February 2002, we acquired Purple Ray, a development stage company. The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total purchase price of $7.1 million consisted of the fair market value of our common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by us of $1.7 million, and transaction costs of $0.2 million.

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

At the acquisition date, Purple Ray was developing four products that were expected to feature sophisticated parallel search architecture to enhance lookup performance for OC-48 and advanced data communication equipment. The products under development ranged from 5% to 40% complete.

We allocated values to in-process technology based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the products, and discounting the net cash flows to their present value. The revenue projection used to value the in-process technology was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the expected timing of new product introductions. The resulting net cash flows from such products were based on management’s estimates of cost of sales, operating expenses, and income taxes from such product offerings.

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

The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. We utilized a discount rate of 35% for the in-process technology, which we believed was commensurate with the inherent risk and the expected growth of the in-process products.

Interest and other income (expense), net.    Interest and other income, net, decreased by $5.4 million to $2.4 million in fiscal 2002 from $7.8 million in fiscal 2001. The decrease was primarily the result of decreased interest income as the result of the decline in interest rates and lower cash balances. In addition, fiscal 2002 includes a write-off of approximately $0.4 million for the impairment of certain of our equity investments.

Gain on sale of investment.    The gain on sale of investments decreased by $30.7 million to $35,000 in fiscal 2002 from $30.7 million in fiscal 2001. In fiscal 2002, we sold shares of ICSI for approximately $64,000 resulting in a pre-tax gain of $35,000. In fiscal 2001, we sold our interest in WaferTech to TSMC for approximately $40.7 million, which resulted in a pre-tax gain of $17.2 million. During fiscal 2001, we also recorded gross proceeds of approximately $10.7 million and a pre-tax gain of approximately $8.2 million in connection with our sale of shares of ICSI, and gross proceeds of approximately $6.2 million and a pre-tax gain of approximately $5.3 million in connection with our sale of shares of NexFlash.

Provision (benefit) for income taxes.    We recorded a tax benefit of approximately $3.2 million for fiscal 2002 compared to a tax expense of $0.2 million for fiscal 2001. We recorded a tax benefit of approximately $3.2 million for fiscal 2002, that principally reflects our ability to recover alternative minimum taxes previously incurred as a result of changes in tax law in 2002. We recorded a tax expense of $0.2 million for fiscal 2001, primarily due to the inability to realize deferred tax assets related to our net operating loss and tax credit carryforwards, partially offset by the reversal of taxes previously provided for foreign operations no longer deemed necessary as the statute of limitations had expired.

Minority interest in net loss of consolidated subsidiary.    In October 2001, we invested $3.0 million for a 95% interest in D2Code. The results of their operations are included in our consolidated financial statements. The $50,000 minority interest in net loss of consolidated subsidiary represents the minority shareholders’ proportionate share of the net loss of D2Code.

Equity in net income (loss) of affiliated companies.    Equity in net income (loss) of affiliated companies decreased by $8.6 million to $(6.9) million in fiscal 2002 from $1.7 million in fiscal 2001. This primarily reflects a decrease in income from our percentage share of ICSI’s financial results in fiscal 2002 from fiscal 2001.

Quarterly Results of Operations

The following table presents our historical unaudited quarterly results of operations for our most recent eight fiscal quarters. This data is derived from our annual and quarterly financial statements. In the opinion of management, such quarterly financial information has been prepared on the same basis as our annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial results set forth therein. Our results of operations for any previous quarter are not necessarily indicative of our results for any future period.

	For the Three Months Ended
	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003
	(In thousands, except per share data)
Net sales	$15,091	$16,638	$18,532	$20,187	$21,038	$22,312	$24,285	$30,025
Cost of sales	12,400	13,634	31,563	28,616	22,260	18,972	20,271	24,543

Gross profit (loss)	2,691	3,004	(13,031)	(8,429)	(1,222)	3,340	4,014	5,482

Operating expenses
Research and development	6,638	7,161	8,016	8,026	6,805	6,134	5,584	4,871
Selling, general and administrative	3,665	4,303	4,213	3,781	3,658	3,398	3,039	3,233
Acquired in-process technology	—	4,689	—	—	—	—	—	—

Total operating expenses	10,303	16,153	12,229	11,807	10,463	9,532	8,623	8,104

Operating loss	(7,612)	(13,149)	(25,260)	(20,236)	(11,685)	(6,192)	(4,609)	(2,622)
Other income (expense), net	571	794	853	174	18	152	(716)	291
Provision (benefit) for income taxes	—	(3,223)	3	—	—	—	—	3
Equity in net loss of affiliates/minority interest	(2,897)	(1,514)	(517)	(1,967)	(1,022)	(930)	(615)	(144)

Net loss	$(9,938)	$(10,646)	$(24,927)	$(22,029)	$(12,689)	$(6,970)	$(5,940)	$(2,478)

Basic and diluted net loss per share	$(0.37)	$(0.39)	$(0.91)	$(0.80)	$(0.46)	$(0.25)	$(0.21)	$(0.09)

Shares used in basic and diluted per share calculation	26,598	26,954	27,309	27,473	27,565	27,708	27,774	28,062

Liquidity and Capital Resources

As of September 30, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $58.4 million. During fiscal 2003, operating activities used cash of approximately $22.4 million compared to $13.6 million in fiscal 2002. Cash used by operations was in fiscal 2003 primarily due to our net loss of $28.1 million adjusted for non-cash charges including depreciation and amortization of $4.8 million, equity in net loss of affiliated companies of $2.7 million, loss on impairment of investment of $1.3 million and other non-cash items of $1.0 million, as well as decreases in accounts payable of $4.5 million and increases in accounts receivables of $3.9 million, partially offset by decreases in inventories of $1.0 million primarily driven by inventory write-downs, decreases in other assets of $1.7 million and increases in accrued expenses of $1.6 million.

In fiscal 2003, we generated $27.6 million from investing activities compared to $3.3 million generated in fiscal 2002. The cash generated by investing activities in fiscal 2003 primarily resulted from net sales of available-for-sale securities of $28.8 million. In fiscal 2003, we sold shares of E-CMOS for $2.8 million which resulted in a pre-tax gain of approximately $0.6 million. In addition, in fiscal 2003, we made an additional investment of $2.0 million in SMIC and other investments of $0.9 million. The cash generated from investing activities in fiscal 2002 was primarily the result of net sales of available-for-sale securities of $36.4 million. In addition, in fiscal 2002, we made additional investments totaling $21.2 million in SMIC and other investments of $5.6 million including $3.2 million in ICSI convertible debentures and $0.6 million in E-CMOS.

In fiscal 2003, we made capital expenditures of approximately $1.4 million for engineering tools, computer software and leasehold improvements. In addition, we received approximately $0.3 million from the sale of fixed assets. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $3.1 million from financing activities during fiscal 2003 compared to $2.5 million in fiscal 2002. Cash generated from financing activities for fiscal 2003 was primarily the result of proceeds from the issuance of common stock of $3.2 million from option exercises and sales under our employee stock purchase plan. The primary source of financing for fiscal 2002 was proceeds from the issuance of our common stock of $2.7 million from option exercises and sales under our employee stock purchase plan.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $5.9 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2003 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years
	(In thousands)
Operating leases	$5,914	$1,922	$3,379	$613
Unconditional purchase obligations with wafer foundries	278	278	—	—

Total contractual cash obligations	$6,192	$2,200	$3,379	$613

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also evaluate potential acquisitions or equity investments including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make difficult and subjective estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The estimates and judgments that we use in applying our accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and judgments on our historical experience combined with knowledge of current conditions and our beliefs of what could occur in the future, considering the information available at the time. Actual results could differ from those estimates and such differences may be material to our financial statements. We reevaluate our estimates and judgments on an ongoing basis.

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this prospectus.

Valuation of inventory.    Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ estimated sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made to the forecast based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

Valuation of allowance for sales returns and allowances.    Net sales consist principally of total product sales less estimated sales returns. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the reserve for sales returns and allowances. This reserve is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the reserve are recorded as a reduction to net sales. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales could be adversely affected.

Valuation of allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments for goods and services purchased from us. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. Once an account is deemed unlikely to be fully collected, we write down the carrying value of the receivable to the estimated recoverable value, which results in a charge to general and administrative expense, which decreases our profitability.

Valuation of non-marketable securities.    Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At September 30, 2003, our strategic investments in non-marketable securities totaled $45.9 million of which $42.0 million was invested in SMIC.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 has not and is not expected to have a material effect on our financial position, results of operations or cash flows.

Certain Factors Which May Affect Our Business or Future Operating Results

Risks Related to Our Business

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We have incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We may incur losses in subsequent quarters. Our ability to achieve or maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Chartered Semiconductor Manufacturing, ProMOS Technologies and Powerchip Semiconductor. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	excess inventory levels at our customers;

•	cancellation of existing orders or the failure to secure new orders;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our ability to obtain sufficient flash memory for use in our multi-chip packages;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	our failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any litigation or future antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

Approximately 95% of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2001, we experienced sequential declines in revenue from $65.2 million in our December 2000 quarter to $52.0 million in our March 2001 quarter to $20.0 million in our June 2001 quarter to $14.8 million in our September 2001 quarter. These declines were a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of such products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. While we have recently experienced increases in average selling prices for some of our products, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Our gross margins may decline even in periods of increasing revenue.

Our gross margin is affected by a variety of factors including our mix of products sold, average selling prices for our products and cost of wafers. Even when our revenues are increasing, our gross margin may be adversely affected if such increased revenue is from products with lower margins or declining average selling prices. During periods of strong demand, wafer capacity is likely to be in short supply and we will likely have to pay higher prices for wafers which would adversely affect our gross margin unless we are able to increase our product prices to offset such costs. To maintain our gross margins when average selling prices are declining, we must introduce new products with higher margins or reduce our cost per unit. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

We rely on third-party contractors to assemble and test our products and our failure to successfully manage our relationships with these contractors could damage our relationships with our customers, decrease our sales and limit our growth.

We rely on third-party contractors located in Asia to assemble and test our products. There are significant risks associated with our reliance on these third-party contractors, including:

•	reduced control over product quality;

•	potential price increases;

•	reduced control over delivery schedules;

•	capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us; and

•	general risks related to conducting business internationally.

If any of these risks are realized, our business and results of operations could be adversely affected until our subcontractor is able to remedy the problem or until we are able to secure an alternative subcontractor.

The loss of a significant customer or a reduction in orders from such a customer could adversely affect our operating results.

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. In fiscal 2001, sales to Flextronics International accounted for approximately 15% of our net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of our net sales for fiscal 2001. During fiscal 2001, we experienced cancelled or reduced orders from some of our major customers that adversely impacted our operating results. While we still do business, indirectly or directly, with both Cisco and 3Com, neither accounted for more than 10% of our revenues in fiscal 2003. We may not be able to retain our key customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In fiscal 2003, approximately 13% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 77% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the U.S., 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	travel or other restrictions related to public health issues such as severe acute respiratory syndrome (SARS);

•	duties, tariffs and other trade barriers and restrictions;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	foreign currency fluctuations;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring experienced engineers in countries such as China;

•	difficulties in collecting foreign accounts receivable;

•	political instability, including any changes in relations between China and Taiwan; and

•	earthquakes and other natural disasters.

We have implemented significant cost cutting measures, and we may be required to increase expenses in response to improving market conditions.

We implemented significant cost cutting measures during fiscal 2002 and fiscal 2003 in response to poor industry conditions. These cost cutting efforts included:

•	reallocating personnel and responsibilities to countries with lower expense structures;

•	reducing spending on research and development and capital expenditures;

•	reducing our workforce; and

•	instituting temporary office and facility shutdowns.

Our cost cutting measures may have negatively impacted our efficiency and may not lead to profitability. In addition, our reduction in research and development spending could harm our ability to introduce new products in the future. If our business activity increases, our operating expenses will need to increase.

Our revenues and business would be harmed if we are not able to successfully develop, introduce and sell new products and develop and implement new manufacturing technologies in a timely manner.

We operate in highly competitive, quickly changing markets which are characterized by rapid obsolescence of existing products. As a result, our future success depends on our ability to develop and introduce new products that our customers choose to buy in significant quantities. If we fail to introduce new products in a timely manner or if our customers’ products do not achieve commercial success, our business and results of operations could be seriously harmed. The design and introduction of new products is challenging as such products typically incorporate more functions and operate at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes developing new generations of products substantially more difficult than prior generations. If we are unable to design, introduce, market and sell new products successfully, our business and financial results would be seriously harmed.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects also may cause us to incur significant warranty, support and repair costs, may divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues and are presently involved in litigation with Symbol Technologies regarding a product dispute. See Business—Legal Proceedings. Although we seek to limit our liability to replacement of defective items or return of amounts paid, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. We have been, and from time-to-time expect to be, notified of claims that we may be infringing patents, maskwork rights or copyrights owned by third-parties. If it appears necessary or desirable, we may seek licenses under patents that we are alleged to be infringing. Licenses may not be offered and the terms of any offered licenses may not be acceptable to us.

The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of our resources, which could harm our business.

We may be unable to effectively protect our intellectual property, which would negatively impact our ability to compete.

We believe that the protection of our intellectual proprietary rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we design and sell our products. We do not currently hold any non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own.

We have acquired equity positions for strategic reasons in other companies which may significantly decrease in value.

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At September 30, 2003, our strategic investments in non-marketable securities totaled $45.9 million of which $42.0 million was invested in SMIC. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $1.3 million impairment loss on one of our equity positions in the three months ended June 30, 2003. In addition, we recorded approximately $0.2 million and $0.4 million in impairment losses during fiscal 2001 and fiscal 2002, respectively.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 29% of the equity of our former wholly-owned subsidiary, Integrated Circuit Solution, Inc., or ICSI, at September 30, 2003. Our financial results for fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. ICSI’s shares are publicly traded on the

Taiwan stock exchange and its share price is subject to market fluctuations. A significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

We may encounter difficulties in effectively integrating acquired businesses.

From time to time, we may acquire other companies that we believe to be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

In this regard, in February 2002, we acquired Purple Ray, a privately held research and development stage company developing network search engine and content addressable memory integrated circuits. To date, we have not generated any revenue as a result of this acquisition and none is anticipated. In addition, the transaction resulted in an in-process technology charge of $4.7 million in our March 31, 2002 quarter. As of June 30, 2003, we had written off substantially all of the value of our acquisition of Purple Ray. Any future acquisitions may not contribute positively to our business or operating results.

We depend on our ability to attract and retain our key technical and management personnel.

Our success depends upon the continued service of our key technical and management personnel, including Jimmy S.M. Lee, our Chairman and Chief Executive Officer, and Gary L. Fischer, our President, Chief Operating Officer, and Chief Financial Officer. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Chairman and Chief Executive Officer has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect these new rules and regulations to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to achieve profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Our stock price is expected to be volatile, and you may not be able to resell your shares at or above the price you paid.

The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.

In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, on October 25, 1999, our closing stock price was $5.62, rose to $39.81 on June 21, 2000, and subsequently declined to $7.69 on November 30, 2000.

Risks Related to Our Industry

Foundry capacity can be limited, and we may be required to enter into costly arrangements to secure foundry capacity.

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

•	purchases of equity or debt securities in foundries;

•	joint ventures;

•	process development relationships with foundries;

•	contracts that commit us to purchase specified quantities of wafers over extended periods;

•	increased price for wafers;

•	option payments or other prepayments to foundries; and

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments.

We may not be able to make any such arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results.

Our foundries may experience lower than expected yields which could adversely effect our business.

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

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. For example, our sales in the networking market declined significantly beginning in 2001 due to very depressed conditions in the overall networking and communications industry. These adverse conditions continued in 2002 and 2003 and we are unable to predict when or if the networking market will recover. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that industry downturns will occur again, but are unable to predict when any such downturn will occur or how long it will last.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. In the past, such shifts have resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2001, fiscal 2002 and fiscal 2003, we recorded inventory write-downs of $38.3 million, $28.6 million and $4.1 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

We write down to zero carrying value of inventory on hand in excess of six months’ estimated sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made to the forecast based on management’s judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Our policy regarding excess inventory resulted in inventory write-downs for excess inventory of approximately $5.7 million for fiscal 2001 and $10.4 million for fiscal 2002. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

Strong competition in the semiconductor memory market may harm our business.

The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In particular, a competitor with a materially smaller die size and lower cost could dramatically gain market share in a short period of time. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the memory market depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the gain or loss of significant customers; and

•	the nature of our competitors and general economic conditions.

In addition, we are vulnerable to technology advances utilized by competitors to manufacture higher performance or lower cost products. We may not be able to compete successfully in the future as to any of these factors. Our failure to compete successfully in these or other areas could harm our business and financial results.

Terrorist attacks, threats of further attacks, acts of war and threats of war may negatively impact all aspects of our operations, revenues, costs and stock price.

The September 2001 terrorist attacks in the U.S., as well as future events occurring in response or connection to them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies (such as the war in Iraq), conflict between China and Taiwan, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2003 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $38.5 million at September 30, 2003. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of September 30, 2003 was approximately $18.4 million of which $13.9 million is included in other assets and $4.5 million is included in other comprehensive loss in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at September 30, 2003 was approximately $25.6 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $2.9 million of ICSI convertible debentures. As a result of a decline in ICSI’s convertible debenture price, we recorded an unrealized loss of approximately $97,000 related to the ICSI convertible debentures. This loss was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in fiscal 2003, we recorded a charge of approximately $0.3 million related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $45.9 million at September 30, 2003, of which $42.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies in the three months ended June 30, 2003. In addition, we recorded approximately $0.4 million in impairment losses during fiscal 2002.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	37

Financial Statements:

Consolidated Statements of Operations
For Fiscal Years Ended September 30, 2001, September 30, 2002, and September 30, 2003	38

Consolidated Balance Sheets
As of September 30, 2002 and September 30, 2003	39

Consolidated Statements of Stockholders’ Equity
For Fiscal Years Ended September 30, 2001, September 30, 2002, and September 30, 2003	40

Consolidated Statements of Cash Flows
For Fiscal Years Ended September 30, 2001, September 30, 2002, and September 30, 2003	41

Notes to Consolidated Financial Statements	42

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

San Jose, California

October 28, 2003

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2001	2002	2003
	(in thousands, except per share data)
Net sales (See Note 17)	$152,048	$70,448	$97,660
Cost of sales (See Note 17)	144,869	86,213	86,046

Gross profit (loss)	7,179	(15,765)	11,614

Operating expenses
Research and development	25,303	29,841	23,394
Selling, general and administrative	20,721	15,962	13,328
Acquired in-process technology charge	—	4,689	—

Total operating expenses	46,024	50,492	36,722

Operating loss	(38,845)	(66,257)	(25,108)
Interest and other income (expense), net	7,778	2,420	(761)
Interest expense	(98)	(63)	(46)
Gain on sales of investments, net	30,732	35	552

Loss before income taxes, minority interest and equity in net income (loss) of affiliated companies	(433)	(63,865)	(25,363)
Provision (benefit) for income taxes	150	(3,220)	3

Loss before minority interest and equity in net income (loss) of affiliated companies	(583)	(60,645)	(25,366)
Minority interest in net loss of consolidated subsidiary	—	50	17
Equity in net income (loss) of affiliated companies	1,698	(6,945)	(2,728)

Net income (loss)	$1,115	$(67,540)	$(28,077)

Basic net income (loss) per share	$0.04	$(2.49)	$(1.01)

Shares used in basic per share calculation	26,183	27,084	27,777

Diluted net income (loss) per share	$0.04	$(2.49)	$(1.01)

Shares used in diluted per share calculation	27,788	27,084	27,777

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2002	2003
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,622	$19,992
Short-term investments	67,200	38,450
Accounts receivable, net of allowance for doubtful accounts of $958 in 2002 and $689 in 2003	7,445	10,088
Accounts receivable from related parties (See Note 17)	946	2,064
Inventories	17,665	16,638
Other current assets	3,448	1,712

Total current assets	108,326	88,944
Property, equipment, and leasehold improvements, net	10,673	6,295
Other assets	65,677	62,860

Total assets	$184,676	$158,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,871	$11,788
Accounts payable to related parties (See Note 17)	3,905	5,442
Accrued compensation and benefits	3,394	3,406
Accrued expenses	3,830	5,436
Current portion of long-term obligations	158	—

Total current liabilities	29,158	26,072

Commitments and contingencies

Minority interest	95	78

Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2002 and 2003. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2002 and 2003. Issued and outstanding shares—27,526 in 2002 and 28,306 in 2003	3	3
Additional paid-in capital	231,032	233,957
Accumulated deficit	(69,251)	(97,328)
Accumulated comprehensive loss	(5,583)	(4,415)
Unearned compensation	(778)	(268)

Total stockholders’ equity	155,423	131,949

Total liabilities and stockholders’ equity	$184,676	$158,099

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2000	25,788	$3	$217,845	$(2,826)	$(3,769)	$(18)	$211,235
Components of comprehensive loss:
Net income	—	—	—	1,115	—	—	1,115
Change in cumulative translation adjustment, net of tax	—	—	—	—	(1,588)	—	(1,588)

Total comprehensive loss							(473)

Stock options exercised	556	—	2,532	—	—	—	2,532
Shares issued under stock purchase plan	195	—	1,125	—	—	—	1,125
Amortization of unearned compensation	—	—	—	—	—	18	18

Balance at September 30, 2001	26,539	3	221,502	(1,711)	(5,357)	—	214,437
Components of comprehensive loss:
Net loss	—	—	—	(67,540)	—	—	(67,540)
Change in cumulative translation adjustment, net of tax	—	—	—	—	12	—	12
Change in unrealized loss on investments, net of tax	—	—	—	—	(238)		(238)

Total comprehensive loss							(67,766)

Stock options exercised	394	—	1,659	—	—	—	1,659
Shares issued under stock purchase plan	155	—	992	—	—	—	992
Shares issued in conjunction with the acquisition of Purple Ray	438	—	5,233	—	—	—	5,233
Fair value of options assumed in conjunction with the acquisition of Purple Ray	—	—	1,646	—	—	(889)	757
Amortization of unearned compensation	—	—	—	—	—	111	111

Balance at September 30, 2002	27,526	3	231,032	(69,251)	(5,583)	(778)	155,423
Components of comprehensive loss:
Net loss	—	—	—	(28,077)	—	—	(28,077)
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,027	—	1,027
Change in unrealized loss on investments, net of tax	—	—	—	—	141		141

Total comprehensive loss							(26,909)

Stock options exercised	455	—	2,363	—	—	—	2,363
Shares issued under stock purchase plan	347	—	867	—	—	—	867
Shares issued in conjunction with the acquisition of Purple Ray	8	—	25	—	—	—	25
Return of common stock to the Company from terminated Purple Ray employees	(30)	—	(1)	—	—	—	(1)
Reversal of unearned compensation on options associated with employee terminations	—	—	(357)	—	—	357	—
Compensation expense associated with acceleration of vesting of stock options in connection with an employee termination	—	—	28	—	—	—	28
Amortization of unearned compensation	—	—	—	—	—	153	153

Balance at September 30, 2003	28,306	$3	$233,957	$(97,328)	$(4,415)	$(268)	$131,949

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2001	2002	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,115	$(67,540)	$(28,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,359	4,243	4,796
Amortization of intangibles and unearned compensation	—	283	402
Acquired in-process technology charge	—	4,689	—
Net gain on sale of investments	(30,732)	(35)	(552)
Loss on embedded derivative	—	—	309
Impairment of investments	150	397	1,296
Impairment of intangible assets	—	843	—
Loss on sale of fixed assets	—	—	716
Provision for bad debts	—	—	89
Net foreign currency transaction (gains) losses	—	47	53
Equity in net (income) loss of affiliated companies	(1,698)	6,945	2,728
Minority interest in net loss of consolidated subsidiary	—	(50)	(17)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 17)	17,711	1,949	(3,850)
Inventories	18,038	27,514	1,027
Other assets	(1,473)	1,753	1,656
Accounts payable and accounts payable to related parties (See Note 17)	(25,315)	13,233	(4,546)
Accrued expenses	(619)	(7,835)	1,618

Net cash used in operating activities	(19,464)	(13,564)	(22,352)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(5,593)	(6,493)	(1,392)
Proceeds from sale of property, equipment, and leasehold improvements	—	—	258
Purchases of available-for-sale securities	(82,150)	(24,000)	(16,650)
Sales of available-for-sale securities	37,400	60,350	45,400
Dividends received from equity investee	1,961	—	—
Investment in Purple Ray	—	(192)	—
Proceeds from sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	15,779	64	—
Investment in ICSI convertible debenture	—	(3,180)	—
Proceeds from sale of WaferTech, LLC (“WaferTech”)	40,669	—	—
Proceeds from minority shareholders of D2Code Co. Inc. (“D2Code”)	—	145	—
Proceeds from sale of NexFlash Technologies, Inc. equity securities	6,167	—	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	(14,250)	(21,150)	(2,000)
Investment in E-CMOS Technology Corporation (“E-CMOS”)	(3,023)	(599)	—
Proceeds from sale of E-CMOS equity securities	—	—	2,843
Other investments	(500)	(1,620)	(859)

Net cash provided by (used in) investing activities	(3,540)	3,325	27,600
Cash flows from financing activities:
Proceeds from issuance of stock	3,675	2,651	3,229
Principal payments of notes payable and long-term obligations	(140)	(156)	(158)

Net cash provided by financing activities	3,535	2,495	3,071
Effect of exchange rate changes on cash and cash equivalents	—	57	51

Net increase (decrease) in cash and cash equivalents	(19,469)	(7,687)	8,370
Cash and cash equivalents at beginning of year	38,778	19,309	11,622

Cash and cash equivalents at end of year	$19,309	$11,622	$19,992

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets EEPROM, Pseudo SRAM and multi-chip packages, and is developing selected non-memory products focused on its key markets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2001, fiscal 2002 and fiscal 2003 reflect accounting for ICSI on the equity basis and include its percentage share of the results of ICSI’s operations during those periods. The Company’s financial results for fiscal 2001, fiscal 2002 and fiscal 2003 through the period ended April 30, 2003 reflect accounting for E-CMOS on the equity basis and include its percentage share of the results of E-CMOS’s operations during those periods. Effective May 2003, the Company’s ownership of E-CMOS became less than 20% and the Company began accounting for E-CMOS on the cost basis. The Company’s financial results for fiscal 2001 reflect accounting for GetSilicon on the equity basis and include its percentage share of the results of GetSilicon’s operations. The Company financial results for fiscal 2001 through the period ended January 31, 2001 reflect accounting for NexFlash on the equity basis and include its percentage share of the results of NexFlash’s operations. Effective February 2001, the Company’s ownership of NexFlash became less than 20%, and the Company began accounting for NexFlash on the cost basis. The Company’s financial results for fiscal 2002 and fiscal 2003 reflect accounting for GetSilicon, NexFlash, Signia Technologies (“Signia”) and SMIC on the cost basis. At September 30, 2003, the Company owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash, approximately 19% of Signia and less than 3% of SMIC.

In October 2001, the Company invested $3.0 million for a 95% interest in D2Code, a subsidiary that the Company established in Korea to focus on semiconductor design activities. Minority interest represents the minority stockholders’ proportionate share of the equity interest held by employees of D2Code. At September 30, 2003, the Company was in the process of winding down the operations of D2Code.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002 and 2003, all marketable debt and equity securities, other than long-term investments, were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. At September 30, 2002 and 2003, the cost of these securities approximated the fair value (quoted market price). Except for the gains (losses) recognized on the sales of equity securities of E-CMOS, ICSI, WaferTech and NexFlash (see Note 16), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2001, 2002 and 2003.

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

Acquisition-Related Intangibles

Purchased in-process research and development without alternative future use is expensed when acquired.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

Effective October 1, 2002, the Company evaluates the recoverability of property, plant and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment and identifiable intangible assets exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive loss, net of taxes, was as follows:

	Years Ended September 30,
	2001	2002	2003
	(in thousands)
Net income (loss)	$1,115	$(67,540)	$(28,077)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1,588)	12	1,027
Change in unrealized loss on investments	—	(238)	141

Comprehensive loss	$(473)	$(67,766)	$(26,909)

The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

The components of accumulated other comprehensive loss, net of tax, were as follows at September 30:

	2002	2003
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(5,471)	$(4,553)
Other accumulated foreign currency translation adjustments	126	235
Accumulated net unrealized loss on available-for-sale investments	(238)	(97)

Total accumulated other comprehensive loss	$(5,583)	$(4,415)

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. The Company must make estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

A portion of the Company’s sales is made to distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales until the products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates or product return privileges is recognized at the time the products are sold by the Company to the distributors. Accounts receivable from distributors are recognized and inventory is relieved upon shipment, as title to inventories generally transfers upon shipment, at which point the Company has a legally enforceable right to collection under normal terms.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2001, 2002 and 2003.

Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable—
Allowance for doubtful accounts:
2001	$1,499	$—	$(147	)(1)	$1,352
2002	1,352	—	(394	)(1)	958
2003	958	89	(358	)(1)	689

(1)	Uncollectible accounts written off, net of recoveries

Shipping Costs

Shipping costs were immaterial for all periods presented and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $195,000, $446,000 and $175,000 for the fiscal years ended September 30, 2001, 2002 and 2003, respectively.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Stock Options			ESPP
	2001	2002	2003	2001	2002	2003
Expected life (years)	3.2	3.1	3.2	0.5	0.5	0.5
Expected volatility	0.93	0.92	0.92	1.14	0.78	0.84
Risk-free interest rate	4.82%	4.12%	2.87%	4.38%	1.73%	1.32%

The weighted-average fair value of options granted at market value during fiscal 2001, 2002, and 2003 was $6.52, $5.43, and $1.99 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2001, 2002 and 2003 was $7.42, $4.37 and $1.63 per share, respectively.

The Company has determined pro forma loss and loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the fiscal years ending September 30, 2001, 2002 and 2003:

	2001	2002	2003
	(in thousands, except per share data)
Net income (loss)—as reported	$1,115	$(67,540)	$(28,077)
Compensation expense	6,708	8,136	4,538

Net loss—pro forma	$(5,593)	$(75,676)	$(32,615)

Basic net income (loss) per share—as reported	$0.04	$(2.49)	$(1.01)
Diluted net income (loss) per share—as reported	$0.04	$(2.49)	$(1.01)
Basic net loss per share—pro forma	$(0.21)	$(2.79)	$(1.17)
Diluted net loss per share—pro forma	$(0.21)	$(2.79)	$(1.17)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and proforma net income (loss) per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. Sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of net sales for fiscal 2003. In fiscal 2002 no single customer accounted for over 10% of net sales. Sales to Flextronics International Ltd. (“Flextronics”) accounted for approximately 15% of net sales for fiscal 2001. Substantially all of the sales to Flextronics were for products to be delivered to Cisco Systems, Inc. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of net sales for fiscal 2001.

The Company maintains cash, cash equivalents, and short-term investments with various high credit quality financial institutions. The Company’s investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in its investment strategy. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments to the extent of the amount recorded on the balance sheet. To date, the Company has not incurred losses related to these investments.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases in costs associated with the expansion of sales channels, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Product Warranty and Indemnifications

The Company generally warrants its products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. If there is a material increase in the rate of customer claims or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may record a charge against future cost of sales. Warranty expense has historically been immaterial to the Company’s financial statements.

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

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

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 has not and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.    Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following at September 30:

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2003
	(in thousands)
Cash	$6,327	$13,748
Money market instruments	5,295	6,244
Municipal bonds	67,200	38,450

Total	$78,822	$58,442

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2002	2003
	(in thousands)
Purchased components	$4,436	$6,032
Work-in-process	724	1,405
Finished goods	12,505	9,201

	$17,665	$16,638

In fiscal 2001, 2002 and 2003, the Company recorded inventory write-downs of $38.3 million, $28.6 million and $4.1 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2002	2003
	(in thousands)
Investment in ICSI common stock (see Notes 1 and 16)	$15,690	$13,853
Investment in ICSI convertible debenture (see Note 19)	2,943	2,939
Investment in SMIC (see Notes 13 and 16)	40,000	42,000
Other equity investments	6,616	3,914
Other	428	154

	$65,677	$62,860

The market value of the Company’s investment in the common stock and convertible debentures of ICSI at September 30, 2003 was approximately $25.6 million and $2.9 million, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of September 30, 2003 was approximately $18.4 million of which approximately $4.6 million is included in other comprehensive loss as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

In fiscal 2003, the Company sold shares of E-CMOS for approximately $2.8 million which resulted in a pre-tax gain of $0.6 million. In addition, the Company recorded an impairment loss of approximately $1.3 million on its investment in Signia based on a decrease in the share price of a subsequent investment in Signia during July 2003.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following at September 30:

	2002	2003
	(in thousands)
Machinery and equipment	$36,340	$33,133
Furniture and fixtures	1,142	1,083
Building and improvements	1,598	1,498

	39,080	35,714
Less accumulated depreciation and amortization	28,407	29,419

	$10,673	$6,295

Note 6.    Accrued Expenses

Accrued liabilities consisted of the following at September 30:

	2002	2003
	(in thousands)
Deferred distributor margin	$592	$1,191
Other	3,238	4,245

	$3,830	$5,436

Note 7.    Capital Stock

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

As of September 30, 2003, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	575,000
Common shares reserved under stock option plans	10,990,000

Note 8.    Stock Plans

1989 Stock Option Plan

During 1989, the Company adopted a stock option plan (the “Plan”) that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors.

Incentive stock options and nonstatutory options granted under the Plan have ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 714,000 shares, 666,000 shares and 614,000 shares were exercisable as of September 30, 2001, 2002 and 2003, respectively.

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

Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 827,000 shares, 1,547,000 shares and 1,989,000 shares were exercisable as of September 30, 2001, 2002 and 2003, respectively.

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

Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 205,000 shares, 394,000 shares and 528,000 shares were exercisable as of September 30, 2001, 2002 and 2003, respectively.

In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Director Stock Option Plan

The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the “Director Plan”) in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 125,000 shares of Common Stock were authorized for issuance. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director’s annual reelection to the Board by the stockholders. Options to purchase 30,000 shares, 38,000 shares and 56,000 shares were exercisable at September 30, 2001, 2002 and 2003, respectively.

Purple Ray Stock Option Plan

In connection with the Company’s acquisition of Purple Ray, the Company assumed the outstanding options to purchase shares of Purple Ray common stock and converted such options into options to purchase approximately 163,000 shares of the Company’s stock. The options had exercise prices ranging from $0.31 to $3.06 with a weighted average exercise price of $2.16. No further options will be granted under this plan. Options to purchase 11,000 shares and 8,000 shares were exercisable at September 30, 2002 and 2003, respectively.

The following table summarizes activity of the 1989, 1996, 1998, Director and Purple Ray Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
	(in thousands, except per share data)
Balance at September 30, 2000	1,092	3,446	$2.56-$24.88	$9.07
Authorized	2,250	—	—	—
Granted	(1,630)	1,630	8.06- 17.06	10.68
Exercised	—	(556)	2.56- 18.56	4.56
Canceled	413	(413)	2.56- 24.88	18.56

Balance at September 30, 2001	2,125	4,107	$2.56-$23.38	$9.36
Authorized	5,500	—	—	—
Purple Ray plan assumed	163	—	—	—
Purple Ray options converted	(163)	163	0.31- 3.06	2.16
Granted	(2,051)	2,051	3.32- 11.97	6.72
Exercised	—	(394)	0.31- 11.54	4.21
Canceled	419	(419)	2.56- 23.28	10.87

Balance at September 30, 2002	5,993	5,508	$0.31-$23.38	$8.42
Granted	(2,208)	2,208	2.35- 6.60	3.32
Exercised	—	(455)	0.31- 11.54	5.20
Canceled	1,218	(1,274)	0.31- 23.38	8.71

Balance at September 30, 2003	5,003	5,987	$0.31-$23.38	$6.72

In connection with the acquisition of Purple Ray, the Company recorded approximately $889,000 of deferred stock-based compensation. The amortization of deferred-stock based compensation in connection with Purple Ray was approximately $111,000 and $153,000 in fiscal 2002 and 2003, respectively. As a result of employee terminations in fiscal 2003, the Company reversed approximately $357,000 of unamortized deferred

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation. In addition, for certain options granted in 1997, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the fair value at the date of grant. The compensation expense was amortized ratably over the vesting period of the option. Compensation expense amounting to $18,000, $0, and $0 was recognized for the years ending September 30, 2001, 2002, and 2003, respectively, related to the 1997 grants.

Outstanding and exercisable options presented by price range at September 30, 2003 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (Years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$0.31-$ 2.82	1,709	8.52	$2.75	493	$2.71
2.88- 4.56	1,124	7.46	3.40	705	3.44
5.06- 7.59	1,080	8.04	6.39	552	6.39
7.75- 9.00	549	7.59	7.91	304	7.96
9.10- 13.81	1,108	7.40	11.59	756	11.73
14.50- 23.38	417	6.59	18.34	385	18.34

$0.31-$23.38	5,987	7.81	$6.72	3,195	$8.02

Employee Stock Purchase Plan

Effective February 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code. Under the Company’s Purchase Plan, eligible employees may purchase shares of the Company’s common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. During fiscal 2001, 2002, and 2003, 195,000, 155,000 and 347,000 shares were issued under the plan, respectively. As of September 30, 2003, 575,000 shares were available under the plan for future issuance.

Note 9.    1998 ISSI-Taiwan Stock Plan

On October 29, 1998, the Company adopted the 1998 ISSI-Taiwan Stock Plan (the “Taiwan Stock Plan”) that provided for the grant of non-statutory stock options in the common stock of ICSI to the employees, consultants, and directors of the Company. Upon exercise, if any, the Company would sell its shares in ICSI to the optionee. Under the terms of the Taiwan Stock Plan, the maximum aggregate number of shares of ICSI stock which would be optioned and sold was 12.0 million. The plan was terminated in January 2001 upon the completion of ICSI’s initial public offering in Taiwan.

During fiscal 2001, options to purchase 6,910,000 shares of ICSI stock were exercised. At September 30, 2002 and 2003, there were no options to purchase shares of ICSI stock outstanding.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

The provision/(benefit) for income taxes consisted of the following for the years ended September 30:

	2001	2002	2003
	(in thousands)
Current:
Federal	$150	$(3,250)	$—
State	—	—	—
Foreign	—	30	3

Total current	$150	$(3,220)	$3

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$150	$(3,220)	$3

Pretax income (loss) from foreign operations was approximately $(0.9 million), $(3.5 million), and $(4.0 million) for 2001, 2002, and 2003, respectively.

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2001	2002	2003
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(152)	$(22,228)	$(8,877)
Unbenefited foreign losses	—	1,236	1,416
Valuation on deferred tax assets	16,255	20,276	7,464
Net operating loss utilized	(6,469)	—	—
R&D and foreign tax credits	(4,566)	(2,403)	—
Reversal of taxes for foreign operations	(4,996)	—	—
Other individually immaterial items	78	(101)	—

Total provision	$150	$(3,220)	$3

As of September 30, 2003 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $90.1 million and $53.9 million, respectively. The federal and state net operating loss will expire at various dates beginning in 2010, if not utilized. The Company has federal research and development tax credit and foreign tax credit carryforwards of approximately $2.4 million and $1.2 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $1.5 million. The federal tax credits will expire at various dates beginning in 2004 through 2023, if not utilized. The California state research and development tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended,

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2002	2003
	(in thousands)
Deferred tax assets:
Depreciation	$957	$830
Inventory and other valuation reserves	19,100	8,860
Accrued expenses	2,493	4,380
Federal and state credit carryforwards	4,811	5,030
Federal and state net operating loss carryforwards	18,413	34,440
Other, net	410	1,420

Subtotal	46,184	54,960
Valuation allowance	(41,140)	(51,020)

Total deferred tax assets	$5,044	$3,940
Deferred tax liabilities:
Equity investment basis difference	(5,044)	(3,940)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2003. The valuation allowance for deferred tax assets increased by $20.9 million in fiscal 2002 and by $9.9 million in fiscal 2003. Approximately $7.4 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2001, 2002 and 2003 are as follows:

	Years Ended September 30,
	2001	2002	2003
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$1,115	$(67,540)	$(28,077)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	26,183	27,084	27,777
Dilutive stock options	1,587	—	—
Dilutive warrants	18	—	—

Denominator for diluted net income (loss) per share	27,788	27,084	27,777

Basic net income (loss) per share	$0.04	$(2.49)	$(1.01)

Diluted net income (loss) per share	$0.04	$(2.49)	$(1.01)

The above diluted calculation for the years ended September 30, 2001, 2002 and 2003 does not include approximately 779,000, 5,508,000 and 5,987,000 shares attributable to options outstanding as of September 30, 2001, 2002 and 2003, respectively, as their impact would be anti-dilutive. As a result of the Company’s net loss in fiscal 2002 and fiscal 2003, approximately 1,236,000 and 1,064,000 dilutive stock options, respectively, were excluded from the Company’s diluted net loss per share calculation.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2001	2002	2003
	(in thousands)
Net Sales
United States	$77,823	$20,752	$12,852
China	9,728	14,015	19,959
Hong Kong	10,751	7,512	12,617
Taiwan	1,045	8,913	24,321
Korea	—	1,865	10,540
Asia/Pacific other	13,529	6,933	7,734
Europe	38,076	10,084	9,609
Canada	1,096	374	28

Total net sales	$152,048	$70,448	$97,660

Long-lived assets
United States	$6,634	$7,942	$4,307
Hong Kong	566	691	70
China	463	1,771	1,918
Other foreign locations	—	269	—

Total long-lived assets	$7,663	$10,673	$6,295

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction losses of approximately $5,000, $47,000 and $53,000 for the years ended September 30, 2001, 2002, and 2003, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

Note 13.    Commitments and Contingencies

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation

On June 16, 2003, Symbol Technologies, Inc. (“Symbol”) filed suit against the Company in the Supreme Court of the State of New York. The complaint alleges causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of the Company’s products purchased by Symbol. The complaint seeks monetary damages in an amount of $5.0 million, pre-judgment interest and court costs. The Company believes that it has meritorious defenses to the claims alleged by Symbol and intends to defend this suit vigorously.

Operating Leases

The Company leases its facilities under operating lease agreements that expire at various dates through 2007. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. Minimum rental commitments under these leases are as follows (in thousands):

2004	$1,922
2005	1,748
2006	1,631
2007	613

Total minimum rental commitments	$5,914

Total rental expense for the years ended September 30, 2001, 2002 and 2003 was approximately $1.2 million (net of sublease income of $584,000), $1.3 million (net of sublease income of $550,000) and $1.3 million (net of sublease income of $563,000), respectively.

Commitments to Wafer Fabrication Facilities

In August 2000, the Company made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in China. In fiscal 2003, the Company made investments totaling $2.0 million in SMIC, bringing its total investment in this foundry as of September 30, 2003, to $42.0 million. The Company has no further commitments to SMIC for additional equity investments.

At September 30, 2003, the Company had a remaining non-cancelable purchase commitment to a wafer foundry for approximately $0.3 million by December 31, 2003. The Company purchased approximately $9.7 million under this commitment in fiscal 2003.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Employee Benefit Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $12,000 ($14,000 for participants older than 50) or 60% of their annual compensation for 2003. The Company elected to make no contributions during the years ended September 30, 2001, 2002 and 2003. Administrative expenses relating to the plan are insignificant.

Note 15.    Supplemental Cash Flow Information

	Years Ended September 30,
	2001	2002	2003
	(in thousands)
Cash paid for interest	$42	$24	$10
Cash paid (refunded) for income taxes	2,209	1,741	(1,929)
Stock issued in acquisition of Purple Ray	—	6,879	24
Assets acquired from Purple Ray	—	730	—
Liabilities assumed from Purple Ray	—	701	—

Note 16.    Transactions

In August 2000, the Company made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in China. In September 2003, the Company invested $2.0 million in SMIC’s Series C round of financing. As of September 30, 2003, the Company had invested $42.0 million in SMIC. The Company has no further commitments to SMIC for additional equity investments.

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

In February 2001, the Company invested $3.0 million for approximately 22% of E-CMOS located in Hsinchu, Taiwan. In fiscal 2002, the Company invested an additional $0.6 million in E-CMOS. In May 2003, the Company sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million. In September 2003, the Company sold shares of E-CMOS for approximately $0.6 million which resulted in a pre-tax gain of $0.1 million. Effective May 2003, the Company’s ownership of E-CMOS became less than 20%, and the Company began accounting for E-CMOS on the cost basis. At September 30, the Company owned approximately 11% of E-CMOS.

On April 19, 2002, the Company purchased $1.0 million in aggregate principal amount of Secured Convertible Promissory Notes of Signia (the “Notes”).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 19, 2002, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Signia, whereby the Company purchased 3,000,000 shares of Series B Preferred Stock and warrants to purchase 3,000,000 shares of Series B Preferred Stock for $1.5 million, including the conversion of the principal and accrued interest on the Notes.

On December 31, 2002, the Series B Preferred Stock converted into 701,203 shares of common stock. In addition, the existing Series B warrant was cancelled and exchanged for a new warrant for the purchase of 701,203 shares of Signia common stock at 7.27 Taiwan Dollars.

On May 1, 2003, the Company entered into a Product License and Manufacturing Agreement with Signia for the right to cross license, manufacture and sell certain products as well as the derivative products.

On July 2, 2003, the Company entered into a stock purchase agreement to acquire additional common shares of Signia Taiwan, of which the Company purchased 2,954,070 shares of common stock for NT$10 per share or approximately $0.9 million. In the quarter ended June 30, 2003, the Company recorded an impairment loss of approximately $1.3 million on the Signia investment based on the share price of the July 2003 investment. As of September 30, 2003, the carrying value of the investment in Signia was approximately $1.1 million.

Note 17.    Related Party Transactions

For the years ended September 30, 2001, 2002 and 2003, the Company sold and licensed (net of returns) approximately $426,000, $1,118,000 and $(101,000), respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides administrative services to ICSI for which it is reimbursed. At September 30, 2002 and 2003, the Company had an accounts receivable balance from ICSI of approximately $560,000 and $276,000, respectively.

The Company purchases goods and contract manufacturing services from ICSI. For the years ended September 30, 2001, 2002 and 2003, purchases of goods and services were approximately $12,815,000, $3,309,000 and $132,000, respectively. The Company also pays ICSI certain product development costs, license fees and royalties. For fiscal 2001, 2002 and 2003, these charges totaled approximately $2,851,000, $2,905,000 and $620,000, respectively. At September 30, 2002 and 2003, the Company had an accounts payable balance to ICSI of approximately $777,000 and $386,000, respectively.

The Company receives reimbursement from NexFlash for some patent expenses related to jointly owned patents. In addition, the Company subleases office space to NexFlash and received approximately $183,000, $0 and $0 in sublease income from NexFlash in the years ended September 30, 2001, 2002 and 2003, respectively. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At September 30, 2002 and 2003, the Company had an accounts receivable balance from NexFlash of approximately $0 and $4,000, respectively.

The Company purchases services from NexFlash. For the years ended September 30, 2001, 2002 and 2003, purchases of services were approximately $0, $4,000 and $14,000, respectively. At September 30, 2002 and 2003, the Company had an accounts payable balance to NexFlash of approximately $4,000 and $0, respectively.

The Company provides services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the years ended September 30, 2001, 2002 and 2003, the

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company provided services of approximately $559,000, $140,000 and $73,000, respectively, to GetSilicon. At September 30, 2002 and 2003, the Company had an accounts receivable balance from GetSilicon of approximately $73,000 and $31,000, respectively.

The Company engages GetSilicon for business-to-business data exchange and professional services. For the years ended September 30, 2001, 2002 and 2003, the purchase of services under this agreement was approximately $259,000, $540,000 and $107,000, respectively. At September 30, 2002 and 2003, the Company had an accounts payable balance to GetSilicon of approximately $317,000 and $83,000, respectively.

For the years ended September 30, 2001, 2002 and 2002, the Company sold approximately $292,000, $418,000 and $95,000, respectively, of memory products to E-CMOS in which the Company currently has approximately a 11% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of E-CMOS until June 2003 and continues to serve as a director. At September 30, 2002 and 2003, the Company had an accounts receivable balance from E-CMOS of approximately $12,000 and $39,000, respectively.

The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. For the years ended September 30, 2001, 2002 and 2003, the purchase of services and expenses reimbursed by the Company was approximately $896,000, $2,008,000 and $454,000, respectively. At September 30, 2002 and 2003, the Company had an accounts payable balance to E-CMOS of approximately $434,000 and $37,000, respectively.

In fiscal 2002, the Company sold 100,000 shares of its holdings in E-CMOS common stock to a relative of the Company’s Chairman and CEO, Jimmy S.M. Lee, for approximately $37,000. No gain or loss was recognized in regards to this transaction.

For the years ended September 30, 2002 and 2003, the Company sold approximately $1,033,000 and $2,333,000, respectively, of memory products to Marubun USA Corporation (“Marubun”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun. At September 30, 2002 and 2003, the Company had an accounts receivable balance from Marubun of approximately $301,000 and $1,044,000, respectively.

The Company purchases goods from SMIC in which the Company has less than a 3% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the years ended September 30, 2002 and 2003, purchases of goods from SMIC were approximately $5,187,000 and $39,490,000, respectively. At September 30, 2002 and 2003, the Company had an accounts payable balance to SMIC of approximately $2,373,000 and $4,936,000, respectively.

Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. For the six months ended September 30, 2003, the Company sold approximately $616,000 of memory products to Flextronics. At September 30, 2003, the Company had an accounts receivable balance from Flextronics of approximately $355,000. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia in which the Company currently has approximately a 19% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the year ended September 30, 2003, the Company provided services of approximately $523,000 to Signia. At September 30, 2003, the Company had an accounts receivable balance from Signia of approximately $315,000.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable from related parties consisted of the following at September 30:

	2002	2003
	(in thousands)
E-CMOS	$12	$39
Flextronics	—	355
GetSilicon	73	31
ICSI	560	276
Marubun	301	1,044
Nexflash	—	4
Signia	—	315

Total	$946	$2,064

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2001	2002	2003
	(in thousands)
Sales to related parties
E-CMOS	$292	$418	$95
Flextronics	—	—	616
ICSI	426	1,118	(101)
Marubun	—	1,033	2,333
Others	50	—	6

Total	$768	$2,569	$2,949

Accounts payable to related parties consisted of the following at September 30:

	2002	2003
	(in thousands)
E-CMOS	$434	$37
GetSilicon	317	83
ICSI	777	386
Nexflash	4	—
SMIC	2,373	4,936

Total	$3,905	$5,442

Note 18.    Acquisition of Purple Ray

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets of Purple Ray consisted primarily of intellectual property. The transaction was accounted for using the purchase method of accounting. The total purchase price of $7.1 million consisted of the fair market value of ISSI’s common stock issued of $5.2 million, the fair value of options to purchase Purple Ray common stock assumed by ISSI of approximately $1.7 million and transaction costs of $0.2 million. The value of the shares issued was based on the three-day average closing price leading up to and including the February 13, 2002 closing. In fiscal 2003, the Company issued 8,241 additional shares of ISSI common stock to former shareholders of Purple Ray based upon meeting certain milestones and recorded a charge of approximately $25,000.

The purchase price allocation is as follows (in thousands):

Net tangible assets	$290
Intangible assets:
In-process technology	4,689
Patent applications	963
Assembled workforce	248
Unearned compensation	889

Total purchase price allocation	$7,079

The Company recorded deferred compensation of approximately $0.9 million at the acquisition date, representing the intrinsic value of unvested Purple Ray options assumed. The deferred compensation is being amortized over the option vesting period of five years.

The in-process technology acquired from Purple Ray was valued at $4.7 million. The write-off of the in-process technology acquired impacted the Company’s statement of operations in the quarter ended March 31, 2002. The value of the acquired in-process technology represents the value of technology in the development stage that had not yet reached technological feasibility. In reaching this determination, the Company used a present value net income approach and considered the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. The Company utilized a discount rate of 35% for the in-process technology, which it believes is commensurate with the inherent risk and the expected growth of the in-process products.

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

In June 2003, the Company wrote-off the unamortized balance of the assembled workforce of approximately $0.1 million. The charge is included in research and development expenses. The write-off was made as the Company had terminated the employment of the former Purple Ray employees.

Note 19.    Investment in ICSI (unaudited)

The following summarizes financial information for ICSI at September 30:

	2002	2003
	(in thousands)
Current assets	$77,026	$82,691
Property, plant, and equipment and other assets	45,810	36,981
Current liabilities	39,516	41,957
Long-term debt	18,664	18,812

The following summarizes financial information for ICSI, for the twelve months ended September 30, 2001, 2002 and 2003:

	Twelve Months Ended September 30,
	2001	2002	2003
	(in thousands)
Net sales	$113,514	$74,820	$96,209
Gross profit (loss)	28,446	(3,411)	7,759
Net income (loss)	11,379	(18,773)	(9,233)

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. The Company classifies this investment as available-for-sale. ICSI raised approximately $17 million with the proceeds to be used for general working capital purposes. Key terms of the issuance included: 5 year term, 0% coupon rate, convertible into ICSI common stock after 90 days, four specified conversion dates per year, conversion price at 101% over a calculated average closing price, an anti-dilution clause, an embedded derivative put option at 4% interest after 3 years and 4.5% after 4 years, and callable after 2 years if the market price of ICSI common stock meets certain conditions.

As a result of a decline in ICSI’s convertible debenture price, the Company has recorded an unrealized loss of approximately $97,000 related to the ICSI convertible debentures. The unrealized loss is included in accumulated other comprehensive loss. In addition, in fiscal 2003, the Company recorded charges of approximately $309,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at September 30, 2003 was approximately $2.8 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At September 30, 2002 and 2003, approximately, $4.6 million and $1.8 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

Note 20.    Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2002 and 2003.

	Dec 31	Mar 31	June 30	Sept 30
	(in thousands, except per share data)
	(unaudited)
Fiscal 2002

Net sales	$15,091	$16,638	$18,532	$20,187
Gross profit (loss)	2,691	3,004	(13,031)	(8,429)
Operating loss	(7,612)	(13,149)	(25,260)	(20,236)
Net loss	$(9,938)	$(10,646)	$(24,927)	$(22,029)
Basic and diluted net loss per share	$(0.37)	$(0.39)	$(0.91)	$(0.80)

Fiscal 2003

Net sales	$21,038	$22,312	$24,285	$30,025
Gross profit (loss)	(1,222)	3,340	4,014	5,482
Operating loss	(11,685)	(6,192)	(4,609)	(2,622)
Net loss	$(12,689)	$(6,970)	$(5,940)	$(2,478)
Basic and diluted net loss per share	$(0.46)	$(0.25)	$(0.21)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2003, our disclosure controls are procedures designed to ensure that the information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. During the year ended September 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 27, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

(b)	Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the sections entitled “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Principal Share Ownership” and “Security Ownership of Management” in the Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 26 of this Annual Report.

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

3. Exhibits

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(5)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(8)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 69).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33- 91520)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(b)	Reports on Form 8-K
On July 24, 2003, we filed a report on Form 8-K related to our results for the third fiscal quarter ended June 30, 2003.
(c)	Exhibits
See (a) above
(d)	Financial statement schedules
See (a) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Clara, State of California, on the 4th day of December, 2003.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ GARY L. FISCHER

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on December 4, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GARY L. FISCHER (Gary L. Fischer)	Director, President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ LIP-BU TAN (Lip-Bu Tan)	Director

/s/ HIDE TANIGAMI (Hide Tanigami)	Director

/s/ CHUN WIN WONG (Chun Win Wong)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(5)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(8)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 69).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to form 14(c) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33- 91520)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.