Form 10-Q
period 2003-12-31
INTEGRATED SILICON SOLUTION INC
filed 2004-01-26
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

(408) 969-6600

Registrant’s telephone number, including area code

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock as of January 16, 2004 was 28,963,008.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
Net sales (See Note 14)	$40,255	$21,038
Cost of sales	31,303	22,260

Gross profit (loss)	8,952	(1,222)

Operating expenses:
Research and development	4,540	6,805
Selling, general and administrative	3,891	3,658

Total operating expenses	8,431	10,463

Operating income (loss)	521	(11,685)
Other income (expense), net	96	18

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	617	(11,667)
Provision for income taxes	12	—

Income (loss) before minority interest and equity in net loss of affiliated companies	605	(11,667)
Minority interest in net loss of consolidated subsidiary	—	17
Equity in net income (loss) of affiliated companies	290	(1,039)

Net income (loss)	$895	$(12,689)

Basic net income (loss) per share	$0.03	$(0.46)

Shares used in basic per share calculation	28,649	27,565

Diluted net income (loss) per share	$0.03	$(0.46)

Shares used in diluted per share calculation	31,935	27,565

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2003	September 30, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,748	$19,992
Short-term investments	38,550	38,450
Accounts receivable	11,534	10,088
Accounts receivable from related parties (See Note 14)	1,768	2,064
Inventories	18,487	16,638
Other current assets	1,275	1,712

Total current assets	96,362	88,944
Property, equipment, and leasehold improvements, net	5,578	6,295
Other assets	63,061	62,860

Total assets	$165,001	$158,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,961	$11,788
Accounts payable to related parties (See Note 14)	2,416	$5,442
Accrued compensation and benefits	3,534	3,406
Accrued expenses	5,142	5,436

Total current liabilities	29,053	26,072
Minority interest	78	78
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	237,038	233,957
Accumulated deficit	(96,433)	(97,328)
Unearned compensation	(249)	(268)
Accumulated comprehensive loss	(4,489)	(4,415)

Total stockholders’ equity	135,870	131,949

Total liabilities and stockholders’ equity	$165,001	$158,099

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income (loss)	$895	$(12,689)
Depreciation and amortization	971	1,246
Amortization of intangibles and unearned compensation	19	66
Loss on embedded derivative	59	277
Net foreign currency transaction losses	(5)	17
Equity in net loss of affiliated companies	(290)	1,039
Minority interest in net loss of consolidated subsidiary	—	(17)
Net effect of changes in current and other assets and current liabilities	389	6,681

Cash provided by (used in) operating activities	2,038	(3,380)
Cash flows from investing activities
Capital expenditures	(254)	(583)
Purchases of available-for-sale securities	(100)	(11,150)
Sales of available-for-sale securities	—	20,850

Cash provided by (used in) investing activities	(354)	9,117
Cash flows from financing activities
Proceeds from issuance of common stock	3,081	146
Principal payments on notes payable and long-term obligations	—	(42)

Cash provided by financing activities	3,081	104

Effect of exchange rate changes on cash and cash equivalents	(9)	21

Net increase in cash and cash equivalents	4,756	5,862
Cash and cash equivalents at beginning of period	19,992	11,622

Cash and cash equivalents at end of period	$24,748	$17,484

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

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.	Stock-based Compensation

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

The Company has determined pro forma loss and loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three month periods ending December 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net income (loss) – as reported	$895	$(12,689)
Compensation expense	1,208	1,003

Net loss – pro forma	$(313)	$(13,692)

Basic net income (loss) per share – as reported	$0.03	$(0.46)
Diluted net income (loss) per share – as reported	$0.03	$(0.46)
Basic net income (loss) per share – pro forma	$(0.01)	$(0.50)
Diluted net income (loss) per share – pro forma	$(0.01)	$(0.50)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	Concentrations

In the three months ended December 31, 2003 and December 31, 2002, no single customer accounted for over 10% of net sales.

4.	Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	December 31, 2003	September 30, 2003
Cash	$18,691	$13,748
Money market instruments	6,057	6,244
Municipal bonds due in more than 3 years	38,550	38,450

	$63,298	$58,442

5.	Inventories

The following is a summary of inventories by major category:

	(In thousands)
	December 31, 2003	September 30, 2003
Purchased components	$9,104	$6,032
Work-in-process	1,504	1,405
Finished goods	7,879	9,201

	$18,487	$16,638

During the three months ended December 31, 2002, the Company recorded inventory write-downs of $4.1 million. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

6.	Other Assets

Other assets consisted of the following:

	(In thousands)
	December 31, 2003	September 30, 2003
Investment in ICSI common stock	$13,924	$13,853
Investment in ICSI convertible debenture	3,069	2,939
Investment in SMIC	42,000	42,000
Other equity investments	3,914	3,914
Other	154	154

	$63,061	$62,860

The market value of the Company’s investment in the common stock and convertible debentures of ICSI at December 31, 2003 was approximately $27.0 million and $3.1 million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of December 31, 2003 was approximately $18.7 million of which approximately $4.8 million is included in other comprehensive loss as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

7.	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Net income (loss)	$895	$(12,689)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(234)	139
Change in unrealized loss on investments	160	(248)

Comprehensive income (loss)	$821	$(12,798)

The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2003	September 30, 2003
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,773)	$(4,553)
Other accumulated foreign currency translation adjustments	221	235
Accumulated net unrealized gain (loss) on available-for-sale investments	63	(97)

Total accumulated other comprehensive loss	$(4,489)	$(4,415)

8.	Income Taxes

The provision for income taxes for the three month period ended December 31, 2003 of $12,000 consists of alternative minimum taxes. The Company recorded no provision for income taxes for the three month period ended December 31, 2002 due to its net operating loss position.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Per Share Data

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$895	$(12,689)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	28,649	27,565
Dilutive stock options	3,286	—

Denominator for diluted net income (loss) per share	31,935	27,565

Basic net income (loss) per share	$0.03	$(0.46)

Diluted net income (loss) per share	$0.03	$(0.46)

The above diluted calculation does not include approximately 412,000 and 3,908,000 shares attributable to options as of December 31, 2003 and 2002, respectively, as their impact would be anti-dilutive. Of the 3,908,000 shares excluded from the December 31, 2002 calculation, approximately 461,000 shares were in the money but excluded solely because the Company had a net loss for that period.

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

11.	Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Net Sales
United States	$5,240	$4,113
China	4,041	3,302
Hong Kong	7,958	3,319
Taiwan	9,493	3,657
Korea	3,121	1,928
Other Asia Pacific countries	4,468	2,020
Europe	5,637	2,683
Other North America	297	16

Total net sales	$40,255	$21,038

	December 31, 2003	September 30, 2003
	(In thousands)
Long-lived assets
United States	$3,442	$4,307
Hong Kong	65	70
China	1,832	1,918
Other foreign locations	239	—

	$5,578	$6,295

14.	Related Party Transactions

For the three months ended December 31, 2003 and December 31, 2002, the Company sold and licensed (net of returns) approximately $188,000 and $118,000, respectively, of memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides administrative services to ICSI for which it is reimbursed. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from ICSI of approximately $124,000 and $276,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company purchases goods and contract manufacturing services from ICSI. For the three months ended December 31, 2003 and December 31, 2002, purchases of goods and services were approximately $844,000 and $15,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the three months ended December 31, 2003 and December 31, 2002, these charges totaled approximately $499,000 and $46,000, respectively. At December 31, 2003 and September 30, 2003, the Company had an accounts payable balance to ICSI of approximately $599,000 and $386,000, respectively.

The Company receives reimbursement from NexFlash for some patent expenses related to jointly owned patents. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from NexFlash of approximately $0 and $4,000, respectively.

The Company provides services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the three months ended December 31, 2003 and December 31, 2002, the Company provided services of approximately $11,000 and $19,000, respectively, to GetSilicon. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from GetSilicon of approximately $42,000 and $31,000, respectively.

The Company engages GetSilicon for business-to-business data exchange and professional services. For the three months ended December 31, 2003 and December 31, 2002, the purchase of services was approximately $53,000 and $0, respectively. At December 31, 2003 and September 30, 2003, the Company had an accounts payable balance to GetSilicon of approximately $136,000 and $83,000, respectively.

For the three months ended December 31, 2003 and December 31, 2002, the Company sold approximately $26,000 and $11,000, respectively, of memory products to E-CMOS in which the Company currently has approximately an 11% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of E-CMOS until June 2003 and continues to serve as a director. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from E-CMOS of approximately $3,000 and $39,000, respectively.

The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. For the three months ended December 31, 2003 and December 31, 2002, the purchase of services and expenses reimbursed by the Company was approximately $111,000 and $107,000, respectively. At December 31, 2003 and September 30, 2003, the Company had an accounts payable balance to E-CMOS of approximately $25,000 and $37,000, respectively.

For the three months ended December 31, 2003 and December 31, 2002, the Company sold approximately $2,053,000 and $145,000, respectively, of memory products to Marubun USA Corporation (“Marubun USA”). Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from Marubun USA of approximately $999,000 and $1,044,000, respectively.

The Company purchases goods from SMIC in which the Company has less than a 3% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of SMIC. For the three months ended December 31, 2003 and December 31, 2002, purchases of goods from SMIC were approximately $7,143,000 and $7,502,000, respectively. At December 31, 2003 and September 30, 2003, the Company had an accounts payable balance to SMIC of approximately $1,656,000 and $4,936,000, respectively.

Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. For the three months ended December 31, 2003, the Company sold approximately $534,000 of memory products to Flextronics. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

from Flextronics of approximately $410,000 and $355,000, respectively. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia in which the Company currently has approximately a 19% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the three months ended December 31, 2003 and December 31, 2002, the Company provided services of approximately $21,000 and $0, respectively, to Signia. At December 31, 2003 and September 30, 2003, the Company had an accounts receivable balance from Signia of approximately $190,000 and $315,000, respectively.

Accounts receivable from related parties consisted of the following:

	December 31, 2003	September 30, 2003
	(In thousands)
E-CMOS	$3	$39
Flextronics	410	355
GetSilicon	42	31
ICSI	124	276
Marubun USA	999	1,044
Nexflash	—	4
Signia	190	315

Total	$1,768	$2,064

The following table shows net sales to related parties:

	Three months ended December 31,
	2003	2002
	(In thousands)
Net sales to related parties
E-CMOS	$26	$11
Flextronics	534	—
ICSI	188	118
Marubun USA	2,053	145
Others	21	—

Total	$2,822	$274

Accounts payable to related parties consisted of the following:

	December 31, 2003	September 30, 2003
	(In thousands)
E-CMOS	$25	$37
GetSilicon	136	83
ICSI	599	386
SMIC	1,656	4,936

Total	$2,416	$5,442

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.	Investment in Integrated Circuit Solution Inc. (“ICSI”)

The following summarizes financial information for ICSI, an equity investee.

	December 31, 2003	September 30, 2003
	(In thousands)
Current assets	$85,472	$82,691
Property, plant, and equipment and other assets	34,391	36,981
Current liabilities	41,640	41,957
Long-term debt	18,878	18,812

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Net sales	$42,429	$19,634
Gross profit (loss)	6,620	439
Net income (loss)	1,015	(3,771)

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. As a result of changes in ICSI’s convertible debenture price, the Company has recorded an accumulated unrealized gain of approximately $63,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive loss. In addition, in the three months ended December 31, 2003, we recorded a charge of approximately $59,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at December 31, 2003 was approximately $3.1 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At December 31, 2003 and September 30, 2003, approximately $2.1 million and $1.8 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Certain Factors Which May Affect Our Business or Future Operating Results” and elsewhere in this report.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Certain Factors Which May Affect Our Business or Future Operating Results” included in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power static random access memories (“SRAM”) and low and medium density dynamic random access memories (“DRAM”). We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. In 1996 and 1997, we began to focus on the networking, internet access and telecommunications markets and, by 1999, revenue from such markets represented a substantial majority of our net sales. Due to our focus on these markets, we recorded revenues of $65.2 million in the quarter ended December 31, 2000. These markets experienced a substantial downturn beginning in 2001 which resulted in a significant decline in our revenues, significant inventory write-offs and large operating losses. In response to these adverse market conditions, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets and also reduced our operating expenses. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2003 and in the three months ended December 31, 2003.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues from customers located outside the U.S. was approximately 48%, 70%, 87% and 87% in fiscal 2001, 2002, 2003 and the first quarter of fiscal 2004, respectively. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,			Three Months Ended December 31, 2003
	2001	2002	2003
Asia	23%	56%	77%	72%
Europe	25	14	10	14
U.S.	52	30	13	13
Other	—	—	—	1

Total	100%	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 through the period ended April 30, 2003 reflect accounting for E-CMOS Technology Corporation on the equity basis and include our percentage share of the results of E-CMOS’ operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for GetSilicon, NexFlash Technologies, Signia Technologies and Semiconductor Manufacturing International

Corporation (“SMIC”) on the cost basis. ICSI is a Taiwan-based fabless memory supplier, and E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At December 31, 2003, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash, approximately 19% of Signia Technologies and less than 3% of SMIC. In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. In 2003, we transferred key designers to our U.S. team, and, at December 31, 2003, we were in the process of winding down the operations of D2Code.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At December 31, 2003, our strategic investments in non-marketable securities totaled $45.9 million of which $42.0 million was invested in SMIC.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 91% to $40.3 million in the three months ended December 31, 2003 from $21.0 million in the three months ended December 31, 2002. The increase in sales was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. An increase in unit shipments of our SRAM products in the three months ended December 31, 2003 compared to the three months ended December 31, 2002, more than offset the decline in the average selling prices resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. However, the average selling prices for certain of our DRAM and SRAM products increased in the three months ended December 31, 2003 compared to the three months ended September 30, 2003. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2003 and December 31, 2002, no single customer accounted for over 10% of net sales.

Gross profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $10.2 million to $9.0 million gross profit in the three months ended December 31, 2003 from $1.2 million gross loss in the three months ended December 31, 2002. Gross margin increased to 22.2% in the three months ended December 31, 2003 from (5.8)% in the three months ended December 31, 2002. Our gross margin for the three months ended December 31, 2003 benefited from the sale of $0.6 million of parts previously written down to zero carrying value. In addition, in the three months ended December 31, 2002, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market accounting. Excluding the inventory write-downs in the three months ended December 31, 2002, the increase in gross profit was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Reductions in the cost of our SRAM products more than offset declines in the average selling prices of such products in the three months ended December 31, 2003 compared to the three months ended December 31, 2002, resulting in an increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen some foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 33% to $4.5 million in the three months ended December 31, 2003 compared to $6.8 million in the three months ended December 31, 2002. As a percentage of net sales, research and development expenses decreased to 11.3% in the three months ended December 31, 2003 from 32.3% in the three months ended December 31, 2002. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a substantial reduction in mask costs and contracted development costs. In addition, we reduced research and development expenses through headcount reductions and the transfer of some design and engineering efforts to Asia. The increased costs associated with the development of new products could result in our research and development expenses increasing in absolute dollars in future periods.

Selling, General and Administrative. Selling, general and administrative expenses increased by 6% to $3.9 million in the three months ended December 31, 2003 from $3.7 million in the three months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 9.7% in the three months ended December 31, 2003 from 17.4% in the three months ended December 31, 2002. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. In addition, facility expenses increased in the three months ended December 31, 2003 due to the expiration of our subleases. These increases were partially offset by decreases in payroll related expenses and limiting discretionary spending. If our business activity increases and in response to recent changes in corporate governance rules, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Other income (expense), net. Other income (expense), net increased by $78,000 to approximately $96,000 in the three months ended December 31, 2003 from $18,000 in the three months ended December 31, 2002. In the three months ended December 31, 2003, we recorded a charge of approximately $59,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture compared to a charge of approximately $277,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture in the three months ended December 31, 2002. In addition, interest income decreased by approximately $162,000 in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 as the result of lower cash balances.

Provision (benefit) for income taxes. The provision for income taxes for the three month period ended December 31, 2003 of $12,000 consists of alternative minimum taxes. We recorded no provision for income taxes for the three month period ended December 31, 2002 due to our net operating loss position.

Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. In fiscal 2003, we closed D2Code and transferred certain personnel to our facilities. At December 31, 2003, we were in the process of winding down the operations of D2Code. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary decreased to $0 in the three months ended December 31, 2003 from $17,000 in the three months ended December 31, 2002.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies increased by $1.3 million to $0.3 million income in the three months ended December 31, 2003 from $1.0 million loss in the three months ended December 31, 2002. This primarily reflects an increase in income from our percentage share of ICSI’s financial results in the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $63.3 million. During the three months ended December 31, 2003, operating activities generated cash of approximately $2.0 million compared to the use of $3.4 million in the three months ended December 31, 2002. Cash generated by operations was primarily due to net income of $0.9 million adjusted for depreciation of $1.0 million, equity in net income of affiliated companies of $0.3 million, other non-cash items of $0.1 million and increases in accounts payable of $3.1 million. This was partially offset by increases in inventories of $1.8 million, increases in accounts receivable of $1.2 million, increases in accrued expenses of $0.2 million and decreases in other assets of $0.4 million.

In the three months ended December 31, 2003, we used $0.4 million for investing activities compared to $9.1 million generated in the three months ended December 31, 2002. The cash used for investing activities in the three months ended December 31, 2003 partially resulted from net purchases of available-for-sale securities of $0.1 million. The cash generated by investing activities in the three months ended December 31, 2002 primarily resulted from net sales of available-for-sale securities of $9.7 million.

In the three months ended December 31, 2003, we made capital expenditures of approximately $0.3 million for engineering tools and computer software. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $3.1 million from financing activities during the three months ended December 31, 2003 compared to $0.1 million in the three months ended December 31, 2002. The source of financing for the current quarter was proceeds from the issuance of common stock of $3.1 million from stock option exercises. The primary source of financing for the three months ended December 31, 2002 was proceeds from the issuance of common stock of $0.1 million from stock option exercises.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $5.4 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at December 31, 2003 are outlined in the table below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2004	Fiscal 2005 - 2006	Fiscal 2007 - 2008
Equipment lease debt	$—	$—	$—	$—
Operating leases	5,426	1,434	3,379	613
Non-cancelable purchase commitments	—	—	—	—

Total contractual cash obligations	$5,426	$1,434	$3,379	$613

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. In this regard, in December 2003, we filed a registration statement with the SEC with respect to a follow-on public offering of up to approximately 6.9 million shares of our common stock to be sold by us (including approximately 0.7 million shares subject to an over-allotment option granted to the underwriters). We anticipate that this offering will be completed in our second fiscal quarter ended March 31, 2004. From time to time, we may also evaluate potential acquisitions or equity investments including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Certain Factors Which May Affect Our Business or Future Operating Results

Risks Related to Our Business

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to sustain profitability in the future.

Though we were profitable in the quarter ended December 31, 2003, we incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We may incur losses in subsequent quarters. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Chartered Semiconductor Manufacturing, ProMOS Technologies and Powerchip Semiconductor. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In the three months ended December 31, 2003, no single customer accounted for over 10% of net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. In fiscal 2001, sales to Flextronics International accounted for approximately 15% of our net sales. Substantially all of our sales to Flextronics were for products to be delivered to Cisco. Shipments for Cisco directly, or indirectly through subcontractors, accounted for approximately 18% of our net sales for fiscal 2001. Shipments for 3Com directly, or indirectly through subcontractors, accounted for approximately 11% of our net sales for fiscal 2001. During fiscal 2001, we experienced cancelled or reduced orders from some of our major customers that adversely impacted our operating results. While we still do business, indirectly or directly, with both Cisco and 3Com, neither accounted for more than 10% of our revenues in fiscal 2003. We may not be able to retain our key customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the three months ended December 31, 2003, approximately 13% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 72% was attributable to customers located in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 77% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. In fiscal 2001, approximately 52% of our net sales was attributable to customers located in the U.S., 25% was attributable to customers located in Europe and 23% was attributable to customers located in Asia. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Our cost cutting measures may have negatively impacted our efficiency and may not lead to sustained profitability. In addition, our reduction in research and development spending could harm our ability to introduce new products in the future. If our business activity increases, our operating expenses will need to increase.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At December 31, 2003, our strategic investments in non-marketable securities totaled $45.9 million of which $42.0 million was invested in SMIC. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $1.3 million impairment loss on one of our equity positions in the three months ended June 30, 2003. In addition, we recorded approximately $0.2 million and $0.4 million in impairment losses during fiscal 2001 and fiscal 2002, respectively.

Due to the potential value of our strategic investments, we could be determined to be an investment company and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We are a fabless semiconductor company engaged in the design and marketing of high performance integrated circuits. We have acquired non-controlling equity positions in SMIC and other companies for strategic, commercial reasons relating to our primary business. All of our equity positions are in privately held entities that do not have a readily determinable market value, other than the shares we hold in our former wholly-owned subsidiary, ICSI, which are publicly traded in Taiwan. Despite the lack of a public market for such shares, these securities have significant value and may increase in value in the future. In addition, our equity positions could be considered to be “investment securities” under the Investment Company Act of 1940 (“1940 Act”), raising a question of whether we are an investment company required to register and be regulated under the 1940 Act. We believe that we are primarily engaged in the semiconductor business and that any such securities we own are ancillary and strategically related to our semiconductor business. Accordingly, we do not believe that we are an investment company. If a court or the SEC disagrees with this interpretation, we may be required to either dispose of a portion of the securities we own in SMIC and other companies to comply with the 1940 Act or register under the 1940 Act. If we choose to dispose of our securities in SMIC, our ability to secure access to wafer capacity from SMIC may be adversely impacted. If we choose to register as an investment company, we will become subject to significant regulation under the 1940 Act which would materially adversely affect our ability to operate as a semiconductor company.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 29% of the equity of our former wholly-owned subsidiary, ICSI, at December 31, 2003. Our financial results for the three months ended December 31, 2003, fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. A significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2003 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $38.6 million at December 31, 2003. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of December 31, 2003 was approximately $18.7 million of which $13.9 million is included in other assets and $4.8 million is included in other comprehensive loss in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at December 31, 2003 was approximately $27.0 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.1 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of December 31, 2003, we recorded an accumulated unrealized gain of approximately $63,000 related to the ICSI convertible debentures. This gain was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in the three months ended December 31, 2003, we recorded a charge of approximately $59,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $45.9 million at December 31, 2003, of which $42.0 million is invested in SMIC. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies during fiscal 2003.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K.

On October 30, 2003, we furnished a report on Form 8-K related to our results for the fourth fiscal quarter and year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: January 26, 2004	/s/ GARY L. FISCHER
Gary L. Fischer President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)