Form 10-Q
period 2004-03-31
INTEGRATED SILICON SOLUTION INC
filed 2004-05-14
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23084.

Integrated Silicon Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0199971.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2231 Lawson Lane, Santa Clara, California	95054.
(Address of principal executive offices)	(Zip Code)

(408) 969-6600.

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant’s Common Stock as of May 7, 2004 was 35,678,686.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net sales (See Note 14)	$51,504	$22,312	$91,759	$43,350
Cost of sales	39,619	18,972	70,922	41,232

Gross profit	11,885	3,340	20,837	2,118

Operating expenses:
Research and development	5,381	6,134	9,921	12,939
Selling, general and administrative	4,162	3,398	8,053	7,056

Total operating expenses	9,543	9,532	17,974	19,995

Operating income (loss)	2,342	(6,192)	2,863	(17,877)
Other income, net	896	152	992	170
Gain on sale of other investments	8,740	—	8,740	—

Income (loss) before income taxes, minority interest and equity in net (income) loss of affiliated companies	11,978	(6,040)	12,595	(17,707)
Provision for income taxes	366	—	378	—

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	11,612	(6,040)	12,217	(17,707)
Minority interest in net loss of consolidated subsidiary	—	—	—	17
Equity in net income (loss) of affiliated companies	900	(930)	1,190	(1,969)

Net income (loss)	$12,512	$(6,970)	$13,407	$(19,659)

Basic net income (loss) per share	$0.38	$(0.25)	$0.43	$(0.71)

Shares used in basic per share calculation	33,350	27,708	31,000	27,637

Diluted net income (loss) per share	$0.34	$(0.25)	$0.39	$(0.71)

Shares used in diluted per share calculation	36,550	27,708	34,242	27,637

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	September 30, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$27,450	$19,992
Short-term investments	133,100	38,450
Accounts receivable	26,049	10,088
Accounts receivable from related parties (See Note 14)	2,898	2,064
Inventories	27,254	16,638
Other current assets	1,715	1,712

Total current assets	218,466	88,944
Property, equipment, and leasehold improvements, net	4,738	6,295
Other assets	121,755	62,860

Total assets	$344,959	$158,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,381	$11,788
Accounts payable to related parties (See Note 14)	6,836	5,442
Accrued compensation and benefits	3,751	3,406
Accrued expenses	5,861	5,436

Total current liabilities	38,829	26,072
Minority interest	—	78
Stockholders’ equity:
Common stock	4	3
Additional paid-in capital	333,077	233,957
Accumulated deficit	(83,921)	(97,328)
Unearned compensation	(263)	(268)
Accumulated comprehensive income (loss)	57,233	(4,415)

Total stockholders’ equity	306,130	131,949

Total liabilities and stockholders’ equity	$344,959	$158,099

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$13,407	$(19,659)
Depreciation and amortization	1,889	2,446
Amortization of intangibles and unearned compensation	50	130
Gain on sale of shares of Semiconductor Manufacturing International
Corp. (“SMIC”)	(8,740)	—
(Gain) loss on embedded derivative	(252)	365
Gain on liquidation of D2Code	(282)	—
Net foreign currency transaction losses	(8)	(6)
Equity in net (income) loss of affiliated companies	(1,190)	1,969
Minority interest in net loss of consolidated subsidiary	—	(17)
Net effect of changes in current and other assets and current liabilities	(14,751)	2,974

Cash used in operating activities	(9,877)	(11,798)

Cash flows from investing activities
Capital expenditures	(332)	(847)
Purchases of available-for-sale securities	(108,200)	(15,650)
Sales of available-for-sale securities	13,550	29,650
Proceeds from partial sale of SMIC equity securities	13,236	—

Cash provided by (used in) investing activities	(81,746)	13,153

Cash flows from financing activities
Proceeds from issuance of common stock	99,076	643
Principal payments on notes payable and long-term obligations	—	(84)

Cash provided by financing activities	99,076	559

Effect of exchange rate changes on cash and cash equivalents	5	(18)
Net increase in cash and cash equivalents	7,458	1,896
Cash and cash equivalents at beginning of period	19,992	11,622

Cash and cash equivalents at end of period	$27,450	$13,518

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

Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

The Company has determined pro forma net income (loss) and net income (loss) per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three and six month periods ending March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) – as reported	$12,512	$(6,970)	$13,407	$(19,659)
Compensation expense	1,160	1,263	2,346	2,266

Net income (loss) – pro forma	$11,352	$(8,233)	$11,061	$(21,925)

Basic net income (loss) per share – as reported	$0.38	$(0.25)	$0.43	$(0.71)
Diluted net income (loss) per share – as reported	$0.34	$(0.25)	$0.39	$(0.71)
Basic net income (loss) per share – pro forma	$0.34	$(0.30)	$0.36	$(0.79)
Diluted net income (loss) per share – pro forma	$0.31	$(0.30)	$0.33	$(0.79)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Concentrations

Sales to Asian Information Technology Inc. accounted for approximately 12% and 10% of total net sales for the three and six months ended March 31, 2004, respectively. Sales to ATM Electronic Corporation accounted for approximately 10% and 9% of total net sales for the three months and six months ended March 31, 2004, respectively. Sales to ATM Electronic Corporation accounted for approximately 14% and 12% of total net sales for the three months and six months ended March 31, 2003, respectively. Sales to LG Electronics Inc. accounted for approximately 11% of total net sales for the three months ended March 31, 2003. Sales to Samsung Electronics Inc. accounted for approximately 12% of total net sales for the three months ended March 31, 2003.

4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	March 31, 2004	September 30, 2003
Cash	$21,995	$13,748
Money market instruments	5,455	6,244
Municipal bonds due in more than 3 years	133,100	38,450

	$160,550	$58,442

5. Inventories

The following is a summary of inventories by major category:

	(In thousands)
	March 31, 2004	September 30, 2003
Purchased components	$14,386	$6,032
Work-in-process	5,421	1,405
Finished goods	7,447	9,201

	$27,254	$16,638

6. Other Assets

Other assets consisted of the following:

	(In thousands)
	March 31, 2004	September 30, 2003
Investment in ICSI common stock	$15,275	$13,853
Investment in ICSI convertible debenture	3,570	2,939
Investment in SMIC	98,793	42,000
Other equity investments	3,914	3,914
Other	203	154

	$121,755	$62,860

The market value of the Company’s investment in the common stock and convertible debentures of Integrated Circuit Solution, Inc. (“ICSI”) at March 31, 2004 was approximately $52.1 million and $3.6

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of March 31, 2004 was approximately $19.6 million of which approximately $4.3 million is included in other comprehensive loss as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

On March 17, 2004, Semiconductor Manufacturing International Corp. (“SMIC”) completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of March 31, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $37.5 million and the market value at March 31, 2004 was approximately $98.8 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$12,512	$(6,970)	$13,407	$(19,659)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	273	(125)	39	14
Change in unrealized gains/losses on investments	61,449	179	61,609	(69)

Comprehensive income (loss)	$74,234	$(6,916)	$75,055	$(19,714)

The accumulated comprehensive income (loss) component within the stockholders’ equity section of the Company’s balance sheet is comprised of foreign currency translation adjustments and unrealized gains and losses on investments.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31, 2004	September 30, 2003
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,321)	$(4,553)
Other accumulated foreign currency translation adjustments	42	235
Accumulated net unrealized gain on SMIC	61,289	—
Accumulated net unrealized gain (loss) on other available-for-sale investments	223	(97)

Total accumulated other comprehensive income (loss)	$57,233	$(4,415)

8. Income Taxes

The provision for income taxes for the three month and six month periods ended March 31, 2004 of $366,000 and $378,000, respectively, consists of alternative minimum taxes. The Company recorded no provision for income taxes for the three and six month periods ended March 31, 2003 due to its cumulative net operating loss position for tax purposes and the Company’s ability to carryforward those operating losses to reduce fiscal 2004 taxable income.

9. Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$12,512	$(6,970)	$13,407	$(19,659)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	33,350	27,708	31,000	27,637
Dilutive stock options	3,200	—	3,242	—

Denominator for diluted net income (loss) per share	36,550	27,708	34,242	27,637

Basic net income (loss) per share	$0.38	$(0.25)	$0.43	$(0.71)

Diluted net income (loss) per share	$0.34	$(0.25)	$0.39	$(0.71)

The above diluted calculation for the three months ended March 31, 2004 and March 31, 2003 does not include approximately 394,000 shares and 6,126,000 shares attributable to options as of March 31, 2004 and 2003, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2004 and 2003, does not include approximately 414,000 shares and 6,053,000 shares attributable to options as of March 31, 2004 and 2003, respectively, as their impact would be anti-dilutive. Of the 6,126,000 shares and 6,053,000 shares excluded from the three and six month ended March 31, 2003 calculation, approximately 2,041,000 shares and 2,219,000 shares, respectively, were in the money but excluded solely because the Company had a net loss for that period.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

12. Commitments and Contingencies

       Legal Proceedings

On June 16, 2003, Symbol Technologies, Inc. (“Symbol”) filed suit against the Company in the Supreme Court of the State of New York. The complaint alleges causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of the Company’s products purchased by Symbol. The complaint seeks monetary damages in an amount of $5.0 million, plus pre-judgment interest and court costs. The Company believes that it has meritorious defenses to the claims alleged by Symbol and intends to defend this suit vigorously.

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
Net sales
United States	$6,757	$3,133	$11,997	$7,246
China	4,926	3,582	8,967	6,884
Hong Kong	12,040	1,626	19,998	4,945
Taiwan	15,922	5,161	25,415	8,818
Korea	2,491	4,378	5,612	6,306
Other Asia Pacific countries	4,729	1,871	9,197	3,891
Europe	4,310	2,558	9,947	5,241
Other North America	329	3	626	19

Total net sales	$51,504	$22,312	$91,759	$43,350

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	March 31, 2004	September 30, 2003
	(In thousands)
Long-lived assets
United States	$2,705	$4,307
Hong Kong	60	70
China	1,735	1,918
Other foreign locations	238	—

	$4,738	$6,295

14. Related Party Transactions

The Company sells and licenses memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI. The Company also provides administrative services to ICSI for which it is reimbursed.

The Company purchases goods and contract manufacturing services from ICSI. For the six months ended March 31, 2004 and March 31, 2003, purchases of goods and services were approximately $2,332,000 and $21,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the six months ended March 31, 2004 and March 31, 2003, these charges totaled approximately $570,000 and $256,000, respectively.

The Company receives reimbursement from NexFlash for some patent expenses related to jointly owned patents. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash.

The Company provides services to GetSilicon in which the Company currently has approximately a 17% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the six months ended March 31, 2004 and March 31, 2003, the Company provided services of approximately $22,000 and $36,000, respectively, to GetSilicon.

The Company engages GetSilicon for business-to-business data exchange and professional services. For the six months ended March 31, 2004 and March 31, 2003, the purchase of services was approximately $19,000 and $12,000, respectively.

The Company sells memory products to E-CMOS in which the Company currently has approximately an 11% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of E-CMOS until June 2003 and continues to serve as a director.

The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. For the six months ended March 31, 2004 and March 31, 2003, the purchase of services and expenses reimbursed by the Company was approximately $206,000 and $233,000, respectively.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in fiscal 2003 and in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA, but to Marubun Japan.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. For the six months ended March 31, 2004 and March 31, 2003, purchases of goods from SMIC were approximately $16,907,000 and $15,140,000, respectively.

Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company sold memory products to Flextronics in fiscal 2003 and fiscal 2004. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia in which the Company currently has approximately a 15% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the six months ended March 31, 2004 and March 31, 2003, the Company provided services of approximately $38,000 and $0, respectively, to Signia.

Accounts receivable from related parties consisted of the following:

	March 31, 2004	September 30, 2003
	(In thousands)
E-CMOS	$8	$39
Flextronics	499	355
GetSilicon	—	31
ICSI	828	276
Marubun USA	—	1,044
Nexflash	4	4
Signia	1,559	315

Total	$2,898	$2,064

The following table shows net sales to related parties:

	Six months ended March 31,
	2004	2003
	(In thousands)
Net sales to related parties
E-CMOS	$49	$17
Flextronics	1,124	—
ICSI	879	157
Marubun USA	2,053	327
Others	39	—

Total	$4,144	$501

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accounts payable to related parties consisted of the following:

	March 31, 2004	September 30, 2003
	(In thousands)
E-CMOS	$9	$37
GetSilicon	8	83
ICSI	1,422	386
SMIC	5,397	4,936

Total	$6,836	$5,442

15. Investment in Integrated Circuit Solution Inc. (“ICSI”)

The following summarizes financial information for ICSI, an equity investee.

	March 31, 2004	September 30, 2003
	(In thousands)
Current assets	$89,595	$82,691
Property, plant, and equipment and other assets	33,909	36,981
Current liabilities	37,865	41,957
Long-term debt	19,610	18,812

	Six Months Ended March 31,
	2004	2003
	(In thousands)
Net sales	$87,693	$39,786
Gross profit	16,214	1,990
Net income (loss)	5,812	(6,916)

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. As a result of changes in ICSI’s convertible debenture price, the Company has recorded an accumulated unrealized gain of approximately $223,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive income (loss). In addition, in the three and six months ended March 31, 2004, the Company recorded a gain of approximately $311,000 and $252,000, respectively, related to the increase in the fair value of an embedded derivative associated with the ICSI convertible debenture. The gain associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at March 31, 2004 was approximately $3.6 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. As of March 31, 2004, only ICSI is accounted for using the equity method of accounting. At March 31, 2004 and September 30, 2003, approximately $3.0 million and $1.8 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

16. Follow-on Public Stock Offering

In the three month period ended March 31, 2004, the Company completed a follow-on public offering of its Common Stock whereby it sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power static random access memories (“SRAM”) and low and medium density dynamic random access memories (“DRAM”). We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. In 1996 and 1997, we began to focus on the networking, internet access and telecommunications markets and, by 1999, revenue from such markets represented a substantial majority of our net sales. Due to our focus on these markets, we recorded revenues of $65.2 million in the quarter ended December 31, 2000. These markets experienced a substantial downturn beginning in 2001 which resulted in a significant decline in our revenues, significant inventory write-offs and large operating losses. In response to these adverse market conditions, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets and also reduced our operating expenses. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2003 and in the three and six months ended March 31, 2004.

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

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. For most of fiscal 2003, average selling prices for our products declined as they had in recent prior years. More recently, market conditions have improved and prices have stabilized and in some cases increased. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues from customers located outside the U.S. was approximately 70%, 87% and 87% in fiscal 2002, fiscal 2003 and the first six months of fiscal 2004, respectively. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,		Six Months Ended March 31, 2004
	2002	2003
Asia	56%	77%	75%
Europe	14	10	11
U.S.	30	13	13
Other	—	—	1

Total	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 through the period ended April 30, 2003 reflect accounting for E-CMOS Technology Corporation on the equity basis and include our percentage share of the results of E-CMOS’

operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for GetSilicon, NexFlash Technologies, Signia Technologies and Semiconductor Manufacturing International Corporation (“SMIC”) on the cost basis. ICSI is a Taiwan-based fabless memory supplier, and E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At March 31, 2004, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 17% of GetSilicon, approximately 14% of NexFlash, approximately 15% of Signia Technologies and less than 2% of SMIC. In October 2001, we invested $3.0 million for a 95% interest in D2Code Co. Inc. (“D2Code”), a subsidiary that we established in Korea to focus on semiconductor design activities. In 2003, we transferred key designers to our U.S. team, and, in the March 2004 quarter, we completed the liquidation of D2Code.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At March 31, 2004, our strategic investments in non-marketable securities totaled $3.9 million.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 131% to $51.5 million in the three months ended March 31, 2004 from $22.3 million in the three months ended March 31, 2003. The increase in sales was principally due to sales of our new 128 Mb DRAM product. In addition, the average selling prices of our DRAM products, specifically our 64 and 16 Mb products, increased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. An increase in unit shipments of our SRAM products in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 more than offset the decline in the average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. However, the average selling prices for certain of our DRAM and SRAM products increased in the three months ended March 31, 2004 compared to the three months ended December 31, 2003. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to Asian Information Technology Inc. accounted for approximately 12% of our total net sales for the three months ended March 31, 2004. Sales to ATM Electronic Corporation accounted for approximately 10% of our total net sales for the three months ended March 31, 2004. Sales to ATM Electronic Corporation accounted for approximately 14% of our total net sales for the three months ended March 31, 2003. Sales to LG Electronics Inc. accounted for approximately 11% of our total net sales for the three months ended March 31, 2003. Sales to Samsung Electronics Inc. accounted for approximately 12% of our total net sales for the three months ended March 31, 2003. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $8.6 million to $11.9 million in the three months ended March 31, 2004 from $3.3 million in the three months ended March 31, 2003. Gross margin increased to 23.1% in the three months ended March 31, 2004 from 15.0% in the three months ended March 31, 2003. The increase in gross profit was principally due to an increase in the average selling prices of our DRAM products, specifically our 64 and 16 Mb products, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Our gross margin for the three months ended March 31, 2004 benefited from the sale of $0.4 million of parts previously written down to zero carrying value. In addition, our gross profit in the three months ended March 31, 2004 benefited from an increase in unit shipments of our 16 Mb DRAM products as well as sales of our new 128 Mb DRAM product. Increases in the average selling prices of our DRAM products in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 more than offset any increases in product costs resulting in higher gross margins for our DRAM products. An increase in unit shipments of our SRAM products in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, more than offset the decline in the average selling prices for such products resulting in an overall increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 12% to $5.4 million in the three months ended March 31, 2004 compared to $6.1 million in the three months ended March 31, 2003. As a percentage of net sales, research and development expenses decreased to 10.4% in the three months ended March 31, 2004 from 27.5% in the three months ended March 31, 2003. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with the closing of our design centers in Korea and Hong Kong, a reduction of headcount and related expenses in the U.S. and the transfer of some design and engineering efforts to the lower-cost Asian countries of China and Taiwan. We also limited the focus of our development efforts resulting in a reduction in contracted development costs. In addition, depreciation expense decreased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 22% to $4.2 million in the three months ended March 31, 2004 from $3.4 million in the three months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 8.1% in the three months ended March 31, 2004 from 15.2% in the three months ended March 31, 2003. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. In addition, facility expenses increased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the expiration of our subleases. If our business activity increases and in response to recent changes in corporate governance rules, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Other income, net. Other income, net increased by $0.7 million to approximately $0.9 million in the three months ended March 31, 2004 from $0.2 million in the three months ended March 31, 2003. In the three months ended March 31, 2004, we recorded a gain of approximately $0.3 million related to the increase in the fair value of the embedded derivative associated with the ICSI convertible debenture compared to a charge of approximately $0.1 million related to the decline in the fair value of the embedded derivative associated with the ICSI convertible debenture in the three months ended March 31, 2003. In addition, in the three months ended March 31, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary D2Code in Korea.

Gain on sale of investments. On March 17, 2004, SMIC completed an Initial Public Offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of certain shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million.

Provision for income taxes. The provision for income taxes for the three month period ended March 31, 2004 of $366,000 consists of alternative minimum taxes. We recorded no provision for income taxes for the three month period ended March 31, 2003 due to our cumulative net operating loss position for tax purposes and our ability to carryforward those operating losses to reduce our fiscal 2004 taxable income.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies increased by $1.8 million to $0.9 million income in the three months ended March 31, 2004 from $0.9 million loss in the three months ended March 31, 2003. This primarily reflects an increase in income from our percentage share of ICSI’s financial results in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Net Sales. Net sales increased by 112% to $91.8 million in the six months ended March 31, 2004 from $43.4 million in the six months ended March 31, 2003. The increase in sales was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the six months ended March 31, 2004 compared to the six months ended March 31, 2003. In addition, sales in the six months ended March 31, 2004 benefited from shipments of our new 128 Mb DRAM product. An increase in unit shipments of our SRAM products in the six months ended March 31, 2004 compared to the six months ended March 31, 2003, more than offset the decline in the average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to Asian Information Technology Inc. accounted for approximately 10% of our total net sales for the six months ended March 31, 2004. Sales to ATM Electronic Corporation accounted for approximately 12% of our total net sales for the six months ended March 31, 2003. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

Gross Profit. Gross profit increased by $18.7 million to $20.8 million in the six months ended March 31, 2004 from $2.1 million in the six months ended March 31, 2003. Gross margin increased to 22.7% in the six months ended March 31, 2004 from 4.9% in the six months ended March 31, 2003. Our gross margin for the six months ended March 31, 2004 benefited from the sale of $0.9 million of parts previously written down to zero carrying value. In addition, in the six months ended March 31, 2003 we recorded inventory write-downs of $4.1 million predominately for lower of cost or market accounting. Excluding the inventory write-downs in the six months ended March 31, 2003, the increase in gross profit was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the six months ended March 31, 2004 compared to the six months ended March 31, 2003. In addition, our gross profit in the six months ended March 31, 2004 benefited from sales of our new 128 Mb DRAM product. Increases in the average selling prices of our DRAM products in the six months ended March 31, 2004 compared to the six months ended March 31, 2003 more than offset any increases in product costs resulting in higher gross margins for our DRAM products. Reductions in the cost of our SRAM products more than offset declines in the average selling prices of such products in the six months ended March 31, 2004 compared to the six months ended March 31, 2003, resulting in an increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen some foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 23% to $9.9 million in the six months ended March 31, 2004 from $12.9 million in the six months ended March 31, 2003. As a percentage of net sales, research and development expenses decreased to 10.8% in the six months ended March 31, 2004 from 29.8% in the six months ended March 31, 2003. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a reduction in mask costs and contracted development costs. In addition, we reduced research and development expenses through the closing of our design centers in Korea and Hong Kong, a reduction of headcount and related expenses in the U.S. and the transfer of some design and engineering efforts to the lower-cost Asian countries of China and Taiwan. In addition, depreciation expense decreased in the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased by 14% to $8.1 million in the six months ended March 31, 2004 from $7.1 million in the six months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 8.8% in the six months ended March 31, 2004, from 16.3% in the six months ended March 31, 2003. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the six months ended March 31, 2004 compared to the six months ended March 31, 2003. In addition, facility expenses increased in the six months ended March 31, 2004 compared to the six months ended March 31, 2003 due to the expiration of our subleases.

Other income, net. Other income, net increased by $0.8 million to $1.0 million in the six months ended March 31, 2004 from $0.2 million in the six months ended March 31, 2003. In the six months ended March 31, 2004, we recorded a gain of approximately $0.4 million related to the increase in the fair value of the embedded derivative associated with the ICSI convertible debenture compared to a charge of approximately $0.2 million related to the decline in the fair value of the embedded derivative associated with the ICSI convertible debenture in the six months ended March 31, 2003. In addition, in the three months ended March 31, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary D2Code in Korea.

Gain on sale of investments. On March 17, 2004, SMIC completed its IPO. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million.

Provision for Income Taxes. The provision for income taxes for the six month period ended March 31, 2004 of $378,000 consists of alternative minimum taxes. We recorded no provision for income taxes for the six month period ended March 31, 2003 due to our cumulative net operating loss position for tax purposes and our ability to carryforward those operating losses to reduce our fiscal 2004 taxable income.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies increased by $3.2 million to $1.2 million income in the six months ended March 31, 2004 from $2.0 million loss in the six months ended March 31, 2003. This primarily reflects an increase in income from our percentage share of ICSI’s financial results in the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. The results of its operations are included in our consolidated financial statements. In fiscal 2003, we closed D2Code and transferred certain personnel to our facilities. In the March 2004 quarter, we completed the liquidation of D2Code. The minority interest in net loss of consolidated subsidiary decreased to $0 in the six months ended March 31, 2004 from $17,000 in the six months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $160.6 million. During the six months ended March 31, 2004 operating activities used cash of approximately $9.9 million compared to $11.8 million used in the six months ended March 31, 2003. Cash used by operations was primarily due to increases in accounts receivable of $16.8 million, increases in inventory of $10.6 million and increases in other assets of $0.1 million. This was partially offset by net income of $13.4 million adjusted for depreciation of $1.9 million, the gain on the sale of SMIC shares of $8.7 million, equity in net income of affiliated companies of $1.2 million, other non-cash items of $0.5 million, an increase in accounts payable of $12.0 million and an increase in accrued expenses of $0.8 million.

In the six months ended March 31, 2004, we used $81.7 million for investing activities compared to $13.2 million generated in the six months ended March 31, 2003. The cash used for investing activities in the six months ended March 31, 2004 primarily resulted from net purchases of available-for-sale securities of $94.7 million. We generated approximately $13.2 million from our sale of shares in the SMIC IPO in March 2004. The cash generated by investing activities in the six months ended March 31, 2003 primarily resulted from net sales of available-for-sale securities of $14.0 million.

In the six months ended March 31, 2004, we made capital expenditures of approximately $0.3 million for engineering tools and computer software. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $99.1 million from financing activities during the six months ended March 31, 2004 compared to $0.6 million in the six months ended March 31, 2003. In the three months ended March 31, 2004, we completed a follow-on public offering of our Common Stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in the six months ended March 31, 2004, we generated $5.6 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan. Cash generated from financing activities for the six months ended March 31, 2003 was primarily the result of proceeds from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $5.6 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at March 31, 2004 are outlined in the table below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2004	Fiscal 2005 –2006	Fiscal 2007 -2008

Equipment lease debt	$—	$—	$—	$—
Operating leases	5,615	990	3,839	786
Non-cancelable purchase commitments	—	—	—	—

Total contractual cash obligations	$5,615	$990	$3,839	$786

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

Though we were profitable in the quarters ended March 31, 2004 and December 31, 2003, we incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We may incur losses in subsequent quarters. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Chartered Semiconductor Manufacturing, ProMOS Technologies and Powerchip Semiconductor. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. Recent market conditions in the semiconductor industry and at our suppliers indicate that wafer supply is tightening. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

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

Our gross margin is affected by a variety of factors including our mix of products sold, average selling prices for our products and cost of wafers. Even when our revenues are increasing, our gross margin may be adversely affected if such increased revenue is from products with lower margins or declining average selling prices. During periods of strong demand, wafer capacity is likely to be in short supply and we will likely have to pay higher prices for wafers which would adversely affect our gross margin unless we are able to increase our product prices to offset such costs. Recent market conditions in the semiconductor industry and at our suppliers indicate that wafer supply is tightening. To maintain our gross margins when average selling prices are declining, we must introduce new products with higher margins or reduce our cost per unit. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In the six months ended March 31, 2004, sales to Asian Information Technology Inc., a distributor in Taiwan, accounted for approximately 10% of total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. Although our revenue has increased in recent periods, we have in the past experienced a significant level of cancelled or reduced orders from some of our major customers that adversely impacted our operating results, particularly at the beginning of contractions in the semiconductor market, such as the one that was experienced in fiscal 2001. We may not be able to retain our key customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the six months ended March 31, 2004, approximately 13% of our net sales was attributable to customers located in the U.S., 11% was attributable to customers located in Europe and 75% was attributable to customers located in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 77% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At March 31, 2004, our strategic investments in non-marketable securities totaled $3.9 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $1.3 million impairment loss on one of our equity positions in the three months ended June 30, 2003. In addition, we recorded approximately $0.2 million and $0.4 million in impairment losses during fiscal 2001 and fiscal 2002, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $37.5 million and a market value at March 31, 2004 of approximately $98.8 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at March 31, 2004.

Due to the potential value of our strategic investments, we could be determined to be an investment company and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We are a fabless semiconductor company engaged in the design and marketing of high performance integrated circuits. We have acquired non-controlling equity positions in SMIC and other companies for strategic, commercial reasons relating to our primary business. Most of our equity positions are in privately held entities that do not have a readily determinable market value. However, the shares we hold in our former wholly-owned subsidiary, ICSI, are publicly traded in Taiwan and our shares in SMIC are publicly traded on the Hong Kong Stock Exchange and the New York Stock Exchange. These securities have significant value and may increase in value in the future. In addition, our equity positions could be considered to be “investment securities” under the Investment Company Act of 1940 (“1940 Act”), raising a question of whether we are an investment company required to register and be regulated under the 1940 Act. We believe that we are primarily engaged in the semiconductor business and that any such securities we own are ancillary and strategically related to our semiconductor business. Accordingly, we do not believe that we are an investment company. If a court or the SEC disagrees with this interpretation, we may be required to either dispose of a portion of the securities we own in SMIC and other companies to comply with the 1940 Act or register under the 1940 Act. If we choose to dispose of an additional portion of our securities in SMIC, our ability to secure access to wafer capacity from SMIC may be adversely impacted. If we choose to register as an investment company, we will become subject to significant regulation under the 1940 Act which would materially adversely affect our ability to operate as a semiconductor company.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 29% of the equity of our former wholly-owned subsidiary, ICSI, at March 31, 2004. Our financial results for the six months ended March 31, 2004, fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. A significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has proposed changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants, likely for all awards unvested at and granted after July 1, 2005. This pending regulation would negatively impact our earnings. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Our stock price is expected to be volatile, and you may not be able to resell your shares at or above the price you paid.

The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2004 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $133.1 million at March 31, 2004. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.3 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of March 31, 2004 was approximately $19.6 million of which $15.3 million is included in other assets and $4.3 million is included in other comprehensive loss in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at March 31, 2004 was approximately $52.1 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.6 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of March 31, 2004, we recorded an accumulated unrealized gain of approximately $223,000 related to the ICSI convertible debentures. This gain was included in other comprehensive loss in the equity portion of our balance sheet. In addition, in the three and six months ended March 31, 2004, we recorded a gain of approximately $311,000 and $252,000, respectively, related to the increase in the fair value of an embedded derivative associated with the ICSI convertible debenture. The gain associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts “(ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of March 31, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $37.5 million and the market value at March 31, 2004 was approximately $98.8 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at March 31, 2004.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $3.9 million at March 31, 2004. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies during fiscal 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the six months ended March 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 16, 2003, Symbol Technologies, Inc. filed suit against us in the Supreme Court of the State of New York. The complaint alleges causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of our products purchased by Symbol. The complaint seeks monetary damages in an amount of $5.0 million, plus pre-judgment interest and court costs. We believe that we have meritorious defenses to the claims alleged by Symbol and intend to defend this suit vigorously.

We are not currently subject to any other material pending legal proceedings. However, we may become subject to other lawsuits from time to time in the ordinary course of our business, and any such lawsuit could harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Friday, February 27, 2004 at 3:00 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	23,790,346	3,056,069
Gary L. Fischer	24,889,957	1,956,458
Lip-Bu Tan	24,427,973	2,418,442
Hide L. Tanigami	23,741,001	3,105,414
Chun Win Wong	25,359,119	1,487,296
Bruce A. Wooley	26,399,894	446,521

(b) The Company’s stockholders approved an amendment to the Company’s 1993 Employee Stock Purchase Plan to increase by 600,000 shares to an aggregate of 2,850,000 shares the number of shares reserved for grant thereunder and to extend the termination date of such plan from February 2, 2005 to February 15, 2015, with 17,861,596 votes in favor, 2,807,816 votes against, 358,259 votes abstain and 5,818,816 broker non-votes.

(c) The Company’s stockholders the ratified the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2004, with 26,363,018 votes in favor, 470,341 votes against and 13,056 votes abstain.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of this report.

Exhibit 31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 12, 2004, we furnished a report on Form 8-K related to our results for the first fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 14, 2004	/s/ Gary L. Fischer
Gary L. Fischer
President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)