Form 10-Q
period 2004-06-30
INTEGRATED SILICON SOLUTION INC
filed 2004-08-13
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 .

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23084 .

Integrated Silicon Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0199971 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2231 Lawson Lane, Santa Clara, California	95054 .
(Address of principal executive offices)	(Zip Code)

(408) 969-6600 .

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

The number of outstanding shares of the registrant’s Common Stock as of August 6, 2004 was 36,104,136.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$58,129	$24,285	$149,888	$67,635
Cost of sales	44,290	20,271	115,212	61,503

Gross profit	13,839	4,014	34,676	6,132

Operating Expenses:
Research and development	5,615	5,584	15,736	18,523
Selling, general and administrative	4,379	3,039	12,232	10,095

Total operating expenses	9,994	8,623	27,968	28,618

Operating income (loss)	3,845	(4,609)	6,708	(22,486)
Other income (expense), net	138	(1,134)	1,130	(964)
Gain on sale of investments	—	418	8,740	418
Income (loss) before income taxes, minority interest and equity in net (income) loss of affiliated companies	3,983	(5,325)	16,578	(23,032)
Provision for income taxes	119	—	497	—

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	3,864	(5,325)	16,081	(23,032)
Minority interest in net loss of consolidated subsidiary	—	—	—	17
Equity in net income (loss) of affiliated companies	1,775	(615)	2,965	(2,584)

Net income (loss)	$5,639	$(5,940)	$19,046	$(25,599)

Basic net income (loss) per share	$0.16	$(0.21)	$0.58	$(0.92)

Shares used in basic per share calculation	35,717	27,774	32,572	27,682

Diluted net income (loss) per share	$0.15	$(0.21)	$0.53	$(0.92)

Shares used in diluted per share calculation	38,399	27,774	35,628	27,682

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2004	September 30, 2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,405	$19,992
Short-term investments	133,400	38,450
Accounts receivable	32,056	10,088
Accounts receivable from related parties (See Note 13)	3,030	2,064
Inventories	38,155	16,638
Other current assets	1,956	1,712

Total current assets	225,002	88,944
Property, equipment, and leasehold improvements, net	4,269	6,295
Other assets	95,007	62,860

Total assets	$324,278	$158,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,411	$11,788
Accounts payable to related parties (See Note 13)	936	5,442
Accrued compensation and benefits	2,812	3,406
Accrued expenses	6,560	5,436

Total current liabilities	38,719	26,072
Commitments and contingencies
Minority interest	—	78
Stockholders’ equity:
Common stock	4	3
Additional paid-in capital	335,360	233,957
Accumulated deficit	(78,282)	(97,328)
Unearned compensation	(240)	(268)
Accumulated comprehensive income (loss)	28,717	(4,415)

Total stockholders’ equity	285,559	131,949

Total liabilities and stockholders’ equity	$324,278	$158,099

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$19,046	$(25,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,580	3,692
Amortization of intangibles and unearned compensation	73	382
Gain on sale of shares of Semiconductor Manufacturing International Corp. (“SMIC”)	(8,740)	—
Gain on sale of other investments	—	(418)
(Gain) loss on embedded derivative	(13)	365
Gain on liquidation of D2Code	(282)	—
Loss on impairment of investment	—	1,296
Loss on disposal of fixed assets	—	178
Net foreign currency transaction (gains) losses	(4)	30
Equity in net (income) loss of affiliated companies	(2,965)	2,584
Minority interest in net loss of consolidated subsidiary	—	(17)
Changes in assets and liabilities:
Accounts receivable and accounts receivable from related parties	(22,934)	—
Inventories	(21,517)	—
Accounts payable and accounts payable to related parties	12,117	—
Other assets and liabilities	(39)	(3,490)

Cash used in operating activities	(22,678)	(20,997)
Cash flows from investing activities
Capital expenditures	(554)	(1,297)
Purchases of available-for-sale securities	(128,250)	(16,650)
Sales of available-for-sale securities	33,300	35,650
Proceeds from partial sale of SMIC equity securities	13,236	—
Proceeds from partial sale of E-CMOS Corporation equity securities	—	2,189

Cash provided by (used in) investing activities	(82,268)	19,892
Cash flows from financing activities
Proceeds from follow-on public offering	93,523	—
Proceeds from issuance of common stock	7,836	910
Principal payments on notes payable and long-term obligations	—	(128)

Cash provided by financing activities	101,359	782

Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	(3,587)	(327)
Cash and cash equivalents at beginning of period	19,992	11,622

Cash and cash equivalents at end of period	$16,405	$11,295

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.

Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

The Company has determined pro forma net income (loss) and net income (loss) per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three and nine month periods ending June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) – as reported	$5,639	$(5,940)	$19,046	$(25,599)
Compensation expense	1,271	1,180	3,617	3,448

Net income (loss) – pro forma	$4,368	$(7,120)	$15,429	$(29,147)

Basic net income (loss) per share – as reported	$0.16	$(0.21)	$0.58	$(0.92)
Diluted net income (loss) per share – as reported	$0.15	$(0.21)	$0.53	$(0.92)
Basic net income (loss) per share – pro forma	$0.12	$(0.26)	$0.47	$(1.05)
Diluted net income (loss) per share – pro forma	$0.11	$(0.26)	$0.43	$(1.05)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Concentrations

Sales to Asian Information Technology Inc. (“AIT”) accounted for approximately 10% of total net sales for the three and nine months ended June 30, 2004. Sales to AIT accounted for approximately 11% of total net sales for the three months ended June 30, 2003. Sales to ATM Electronic Corporation accounted for approximately 10% of total net sales for the nine months ended June 30, 2003.

4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	June 30, 2004	September 30, 2003
Cash	$10,487	$13,748
Money market instruments	5,918	6,244
Municipal bonds due in more than 3 years	133,400	38,450

	$149,805	$58,442

5. Inventories

The following is a summary of inventories by major category:

	(In thousands)
	June 30, 2004	September 30, 2003
Purchased components	$22,631	$6,032
Work-in-process	3,128	1,405
Finished goods	12,396	9,201

	$38,155	$16,638

6. Other Assets

Other assets consisted of the following:

	(In thousands)
	June 30, 2004	September 30, 2003
Investment in ICSI common stock	$17,025	$13,853
Investment in ICSI convertible debenture	3,491	2,939
Investment in SMIC	70,202	42,000
Other equity investments	3,962	3,914
Other	327	154

	$95,007	$62,860

The market value of the Company’s investment in the common stock and convertible debentures of Integrated Circuit Solution, Inc. (“ICSI”) at June 30, 2004 was approximately $35.4 million and $3.5 million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of June 30, 2004 was approximately $21.3 million of which approximately $4.3 million is included in other comprehensive income as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On March 17, 2004, Semiconductor Manufacturing International Corp. (“SMIC”) completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of June 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $37.5 million and the market value at June 30, 2004 was approximately $70.2 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$5,639	$(5,940)	$19,046	$(25,599)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(55)	32	(16)	87
Change in unrealized gains/(losses) on investments	(28,461)	179	33,148	69

Comprehensive income (loss)	$(22,877)	$(5,729)	$52,178	$(25,443)

The accumulated comprehensive income (loss) component within the stockholders’ equity section of the Company’s balance sheet is comprised of foreign currency translation adjustments and unrealized gains and losses on investments.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2004	September 30, 2003
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,346)	$(4,553)
Other accumulated foreign currency translation adjustments	12	235
Net unrealized gain on SMIC	32,698	—
Net unrealized gain (loss) on other available-for-sale investments	353	(97)

Total accumulated other comprehensive income (loss)	$28,717	$(4,415)

8. Income Taxes

The provision for income taxes for the three month and nine month periods ended June 30, 2004 of $119,000 and $497,000, respectively, consists of alternative minimum taxes. The Company recorded no provision for income taxes for the three and nine month periods ended June 30, 2003 due to its cumulative net operating loss position for tax purposes and the Company’s ability to carryforward those operating losses to reduce fiscal 2004 taxable income.

9. Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$5,639	$(5,940)	$19,046	$(25,599)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	35,717	27,774	32,572	27,682
Dilutive effect of stock options	2,682	—	3,056	—

Denominator for diluted net income (loss) per share	38,399	27,774	35,628	27,682

Basic net income (loss) per share	$0.16	$(0.21)	$0.58	$(0.92)

Diluted net income (loss) per share	$0.15	$(0.21)	$0.53	$(0.92)

The above diluted calculation for the three months ended June 30, 2004 and June 30, 2003 does not include approximately 466,000 shares and 6,342,000 shares attributable to options as of June 30, 2004 and 2003, respectively, as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 2004 and 2003, does not include approximately 431,000 shares and 6,151,000 shares attributable to options as of June 30, 2004 and 2003, respectively, as their impact would be anti-dilutive. Of the 6,342,000 shares and 6,151,000 shares excluded from the three and nine month ended June 30, 2003 calculation, approximately 2,837,000 shares and 2,443,000 shares, respectively, were in the money but excluded solely because the Company had a net loss for that period.

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

12. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net sales
United States	$6,347	$2,884	$18,343	$10,130
China	8,408	5,234	17,374	12,118
Hong Kong	13,628	2,986	33,627	7,931
Taiwan	15,251	7,241	40,666	16,059
Korea	2,338	2,241	7,950	8,547
Other Asia Pacific countries	6,331	1,976	15,529	5,867
Europe	5,414	1721	15,361	6,962
Other North America	412	2	1,038	21

Total net sales	$58,129	$24,285	$149,888	$67,635

Net sales are classified based upon the location of the customers’ facilities.

	June 30, 2004	September 30, 2003
	(In thousands)
Long-lived assets
United States	$2,199	$4,307
Hong Kong	55	70
China	1,731	1,918
Other foreign locations	284	—

	$4,269	$6,295

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

The Company purchases goods and contract manufacturing services from ICSI. For the nine months ended June 30, 2004 and June 30, 2003, purchases of goods and services were approximately $3,364,000 and $53,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the nine months ended June 30, 2004 and June 30, 2003, these charges totaled approximately $610,000 and $276,000, respectively.

The Company receives reimbursement from NexFlash for some patent expenses related to jointly owned patents. The Company currently has approximately a 14% ownership interest in NexFlash. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of NexFlash.

The Company provides services to GetSilicon in which the Company currently has approximately a 16% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of GetSilicon until May 14, 2002 and continues to serve as a director. For the nine months ended June 30, 2004 and June 30, 2003, the Company provided services of approximately $73,000 and $55,000, respectively, to GetSilicon.

The Company engages GetSilicon for business-to-business data exchange and professional services. For the nine months ended June 30, 2004 and June 30, 2003, the purchase of services was approximately $74,000 and $84,000, respectively.

The Company sells memory products to E-CMOS in which the Company currently has approximately an 11% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was the Chairman of E-CMOS until June 2003 and continues to serve as a director.

The Company receives administrative support services and reimburses E-CMOS for expenses incurred on its behalf. For the nine months ended June 30, 2004 and June 30, 2003, the purchase of services and expenses reimbursed by the Company was approximately $335,000 and $333,000, respectively.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in fiscal 2003 and in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA, but to Marubun Japan.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. As a result, effective April 2004, the Company no longer considers SMIC to be a related party even though they have an external board member (Lip-Bu Tan) in common. For the six months ended March 31, 2004 and June 30, 2003, purchases of goods from SMIC were approximately $16,907,000 and $27,518,000, respectively.

Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company sold memory products to Flextronics in fiscal 2003 and fiscal 2004. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia Technologies (“Signia”) in which the Company currently has approximately a 15% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the nine months ended June 30, 2004 and June 30, 2003, the Company provided services of approximately $3,198,000 and $135,000, respectively, to Signia.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accounts receivable from related parties consisted of the following:

	June 30, 2004	September 30, 2003
	(In thousands)
E-CMOS	$—	$39
Flextronics	1,463	355
GetSilicon	12	31
ICSI	685	276
Marubun USA	—	1,044
Nexflash	3	4
Signia	867	315

Total	$3,030	$2,064

The following table shows net sales to related parties:

	Nine months ended June 30,
	2004	2003
	(In thousands)
Net sales to related parties
E-CMOS	$80	$46
Flextronics	2,528	214
ICSI	1,424	(114)
Marubun USA	2,053	1,018
Others	167	—

Total	$6,252	$1,164

Accounts payable to related parties consisted of the following:

	June 30, 2004	September 30, 2003
	(In thousands)
E-CMOS	$—	$37
GetSilicon	63	83
ICSI	873	386
SMIC	—	4,936

Total	$936	$5,442

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Investment in Integrated Circuit Solution Inc. (“ICSI”)

The following summarizes financial information for ICSI, an equity investee.

	June 30, 2004	September 30, 2003
	(In thousands)
Current assets	$97,941	$82,691
Property, plant, and equipment and other assets	32,101	36,981
Current liabilities	42,181	41,957
Long-term debt	18,822	18,812

	Nine Months Ended June 30,
	2004	2003
	(In thousands)
Net sales	$134,391	$63,709
Gross profit	26,564	3,833
Net income (loss)	9,687	(8,963)

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. As a result of changes in ICSI’s convertible debenture price, the Company has recorded an accumulated unrealized gain of approximately $353,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive income (loss). In addition, in the three and nine months ended June 30, 2004, the Company recorded a loss of approximately $239,000 and gain of approximately $13,000, respectively, related to the increase in the fair value of an embedded derivative associated with the ICSI convertible debenture. The gain (loss) associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at June 30, 2004 was approximately $3.5 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. As of June 30, 2004, only ICSI is accounted for using the equity method of accounting. At June 30, 2004 and September 30, 2003, approximately $4.8 million and $1.8 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power static random access memories (“SRAM”) and low and medium density dynamic random access memories (“DRAM”). We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. In 1996 and 1997, we began to focus on the networking, internet access and telecommunications markets and, by 1999, revenue from such markets represented a substantial majority of our net sales. Due to our focus on these markets, we recorded revenues of $65.2 million in the quarter ended December 31, 2000. These markets experienced a substantial downturn beginning in 2001 which resulted in a significant decline in our revenues, significant inventory write-offs and large operating losses. In response to these adverse market conditions, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets and also reduced our operating expenses. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2003 and in the three and nine months ended June 30, 2004.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. However, as a result of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries, and improve yields of die per wafer.

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. For most of fiscal 2003, average selling prices for our products declined as they had in recent prior years. More recently, market conditions have improved and prices in fiscal 2004 have stabilized and in some cases increased. We expect average selling prices for our products to decline in the future, principally due to continuing and increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues from customers located outside the U.S. was approximately 70%, 87% and 88% in fiscal 2002, fiscal 2003 and the first nine months of fiscal 2004, respectively. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,		Nine Months Ended June 30, 2004
	2002	2003
Asia	56%	77%	77%
Europe	14	10	10
U.S.	30	13	12
Other	—	—	1

Total	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for Integrated Circuit Solution, Inc. (“ICSI”) on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2003 through the period ended April 30, 2003 reflect accounting for E-CMOS Technology Corporation on the equity basis and include our percentage share of the results of E-CMOS’ operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2004 and fiscal 2003 reflect accounting for GetSilicon, NexFlash Technologies and Signia Technologies on the cost basis. Our financial results for fiscal

2003 and for fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (“SMIC”) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of June 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At June 30, 2004, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 16% of GetSilicon, approximately 14% of NexFlash, approximately 15% of Signia Technologies and less than 2% of SMIC.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts selling, general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We generally write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ estimated sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made to the forecast based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

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

Valuation of allowance for doubtful accounts. We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments for goods and services purchased from us. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. Once an account is deemed unlikely to be fully collected, we write down the carrying value of the receivable to the estimated recoverable value, which results in a charge to selling, general and administrative expense, which decreases our profitability.

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At June 30, 2004, the carrying value of our strategic investments in non-marketable securities totaled $4.0 million.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 139% to $58.1 million in the three months ended June 30, 2004 from $24.3 million in the three months ended June 30, 2003. The increase in sales was principally due to sales of our new 128 Mb DRAM product. In addition, the average selling prices of our DRAM products, specifically our 64 and 16 Mb products, increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. An increase in unit shipments of our SRAM products in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 more than offset the decline in the average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. While the average selling prices for certain of our DRAM and SRAM products increased in the three months ended June 30, 2004 compared to the three months ended March 31, 2004, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the September 2004 quarter compared to the June 2004 quarter. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to Asian Information Technology Inc. accounted for approximately 10% and 11% of our total net sales for the three months ended June 30, 2004 and June 30, 2003, respectively. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $9.8 million to $13.8 million in the three months ended June 30, 2004 from $4.0 million in the three months ended June 30, 2003. Gross margin increased to 23.8% in the three months ended June 30, 2004 from 16.5% in the three months ended June 30, 2003. The increase in gross profit was principally due to an increase in the average selling prices of our DRAM products, specifically our 64 and 16 Mb products, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Our gross margin for the three months ended June 30, 2004 benefited from the sale of $0.3 million of parts previously written down to zero carrying value. In addition, our gross profit in the three months ended June 30, 2004 benefited from an increase in unit shipments of our 16 Mb DRAM products as well as sales of our new 128 Mb DRAM product. Increases in the average selling prices of our DRAM products in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 more than offset any increases in product costs resulting in higher gross margins for our DRAM products. An increase in unit shipments of our SRAM products in the three months ended June 30, 2004 compared to the three months ended June 30, 2003, more than offset the decline in the average selling prices for such products resulting in an overall increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In this regard, we anticipate a decline in our gross margin in the September 2004 quarter compared to the June 2004 quarter due to expected declines in the average selling prices for our DRAM products. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

Research and Development. Research and development expenses remained flat at $5.6 million in both the three months ended June 30, 2004 and June 30, 2003. As a percentage of net sales, research and development expenses decreased to 10.0% in the three months ended June 30, 2004 from 23.0% in the three months ended June 30, 2003. The expense in absolute dollars remained consistent as an increase in masks set costs and engineering wafers was offset by a decrease in depreciation expense and a reduction in expenses associated with the closing of our design centers in Korea and Hong Kong. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 44% to $4.4 million in the three months ended June 30, 2004 from $3.0 million in the three months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 7.5% in the three months ended June 30, 2004 from 12.5% in the three months ended June 30, 2003. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Facility expenses increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the expiration of our subleases. In addition, salary related expenses increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as a result of the cancellation of pay cuts and increased headcount. In response to increases in our business activity as well as recent changes in corporate governance rules, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Other income (expense), net. Other income, net increased was $0.1 million in the three months ended June 30, 2004 compared to other expense of $(1.1) million in the three months ended June 30, 2003. In the three months ended June 30, 2003, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies. In the three months ended June 30, 2004, we recorded a charge of approximately $0.2 million related to the decrease in the fair value of the embedded derivative associated with the ICSI convertible debenture. In addition, interest income increased by $0.2 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as the result of higher cash balances.

Gain on sale of investments. In the three months ended June 30, 2003, we sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million. We did not sell any investments in the three months ending June 30, 2004.

Provision for income taxes. The provision for income taxes for the three month period ended June 30, 2004 of $119,000 consists of alternative minimum taxes. We recorded no provision for income taxes for the three month period ended June 30, 2003 due to our cumulative net operating loss position for tax purposes and our ability to carryforward those operating losses to reduce our fiscal 2004 taxable income.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies increased was $1.8 million income in the three months ended June 30, 2004 compared to a $0.6 million loss in the three months ended June 30, 2003. This primarily reflects an improvement in ICSI’s financial results in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Net Sales. Net sales increased by 122% to $149.9 million in the nine months ended June 30, 2004 from $67.6 million in the nine months ended June 30, 2003. The increase in sales was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. In addition, sales in the nine months ended June 30, 2004 benefited from shipments of our new 128 Mb DRAM product. An increase in unit shipments of our SRAM products in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003, more than offset the decline in the average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the September 2004 quarter compared to the June 2004 quarter. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to Asian Information Technology Inc. accounted for approximately 10% of our total net sales for the nine months ended June 30, 2004. Sales to ATM Electronic Corporation accounted for approximately 10% of our total net sales for the nine months ended June 30, 2003. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

Gross Profit. Gross profit increased by $28.6 million to $34.7 million in the nine months ended June 30, 2004 from $6.1 million in the nine months ended June 30, 2003. Gross margin increased to 23.1% in the nine months ended June 30, 2004 from 9.1% in the nine months ended June 30, 2003. Our gross margin for the nine months ended June 30, 2004 benefited from the sale of $1.2 million of parts previously written down to zero carrying value. In addition, in the nine months ended June 30, 2003 we recorded inventory write-downs of $4.1 million predominately for lower of cost or market accounting which adversely impacted our gross margin in such period. Excluding the effect of the inventory write-downs in the nine months ended June 30, 2003, the increase in gross profit was principally due to an increase in both the average selling prices and unit shipments of our DRAM products, specifically our 64 and 16 Mb devices, in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. In addition, our gross profit in the nine months ended June 30, 2004 benefited from sales of our new 128 Mb DRAM product. Increases in the average selling prices of our DRAM products in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 more than offset any increases in product costs resulting in higher gross margins for our DRAM products.

Reductions in the cost of our SRAM products more than offset declines in the average selling prices of such products in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003, resulting in an increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. We have recently seen some foundries raising wafer prices in response to increased demand conditions. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service we provide.

Research and Development. Research and development expenses decreased by 15% to $15.7 million in the nine months ended June 30, 2004 from $18.5 million in the nine months ended June 30, 2003. As a percentage of net sales, research and development expenses decreased to 10.5% in the nine months ended June 30, 2004 from 27.4% in the nine months ended June 30, 2003. The decrease in absolute dollars was primarily the result of a reduction in expenses through the closing of our design centers in Korea and Hong Kong, a reduction of headcount and related expenses in the U.S., and the transfer of some design and engineering efforts to the lower-cost Asian countries of China and Taiwan. In addition, depreciation expense and contracted development costs decreased in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased by 21% to $12.2 million in the nine months ended June 30, 2004 from $10.1 million in the nine months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 8.2% in the nine months ended June 30, 2004 from 14.9% in the nine months ended June 30, 2003. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. In addition, facility expenses increased in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 due to the expiration of our subleases.

Other income (expense), net. Other income, net was $1.1 million in the nine months ended June 30, 2004 compared to other expense of $(1.0) million in the nine months ended June 30, 2003. In the nine months ended June 30, 2003, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies. In the nine months ended June 30, 2004, we recorded a gain of approximately $13,000 related to the increase in the fair value of the embedded derivative associated with the ICSI convertible debenture compared to a charge of approximately $365,000 related to the decline in the fair value of the embedded derivative associated with the ICSI convertible debenture in the nine months ended June 30, 2003. Interest income increased by approximately $0.2 million in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 as the result of higher cash balances. In addition, in the nine months ended June 30, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary in Korea, D2Code.

Gain on sale of investments. The gain on sale of investments increased by $8.3 million to $8.7 million in the nine months ended June 30, 2004 from $0.4 million in the nine months ended June 30, 2003. On March 17, 2004, SMIC completed its IPO. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter, resulting in a pre-tax gain of approximately $8.7 million. In the nine months ended June 30, 2003, we sold shares of E-CMOS for approximately $2.2 million, which resulted in a pre-tax gain of $0.4 million.

Provision for Income Taxes. The provision for income taxes for the nine month period ended June 30, 2004 of $497,000 consists of alternative minimum taxes. We recorded no provision for income taxes for the nine month period ended June 30, 2003 due to our cumulative net operating loss position for tax purposes and our ability to carryforward those operating losses to reduce our fiscal 2004 taxable income.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was $3.0 million in the nine months ended June 30, 2004 compared to a $2.6 million loss in the nine months ended June 30, 2003. This primarily reflects an improvement in ICSI’s financial results in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

Minority interest in net loss of consolidated subsidiary. In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. The results of its operations are included in our consolidated financial statements. In fiscal 2003, we closed D2Code and transferred certain personnel to our facilities. In the March 2004 quarter, we completed the liquidation of D2Code. The minority interest in net loss of consolidated subsidiary decreased to $0 in the nine months ended June 30, 2004 from $17,000 in the nine months ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $149.8 million. During the nine months ended June 30, 2004, operating activities used cash of approximately $22.7 million compared to $21.0 million used in the nine months ended June 30, 2003. Cash used by operations was primarily due to increases in accounts receivable of $22.8 million, increases in inventory of $21.5 million and increases in other assets of $0.7 million. This was partially offset by net income of $19.0 million adjusted for depreciation of $2.6 million, the gain on the sale of SMIC shares of $8.7 million, equity in net income of affiliated companies of $3.0 million, other non-cash items of $0.2 million, an increase in accounts payable of $12.1 million and an increase in accrued expenses of $0.5 million.

In the nine months ended June 30, 2004, we used $82.3 million for investing activities compared to $19.9 million generated from investing activities in the nine months ended June 30, 2003. The cash used for investing activities in the nine months ended June 30, 2004 primarily resulted from net purchases of available-for-sale securities of $94.9 million. We generated approximately $13.2 million from our sale of shares in the SMIC IPO in March 2004. The cash generated by investing activities in the nine months ended June 30, 2003 primarily resulted from net sales of available-for-sale securities of $19.0 million. In addition, in the nine months ended June 30, 2003, we sold shares of E-CMOS for $2.2 million which resulted in a pre-tax gain of approximately $0.4 million.

In the nine months ended June 30, 2004, we made capital expenditures of approximately $0.6 million for engineering tools and computer software. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $101.4 million from financing activities during the nine months ended June 30, 2004 compared to $0.8 million in the nine months ended June 30, 2003. In the March 2004 quarter, we completed a follow-on public offering of our common stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in the nine months ended June 30, 2004, we generated $7.9 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan. Cash generated from financing activities for the nine months ended June 30, 2003 was primarily the result of proceeds from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $5.1 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at June 30, 2004 are outlined in the table below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2004	Fiscal 2005 –2006	Fiscal 2007 - 2008
Equipment lease debt	$—	$—	$—	$—
Operating leases	5,138	502	3,853	783
Non-cancelable purchase commitments	1,764	1,764	—	—

Total contractual cash obligations	$6,902	$2,266	$3,853	$783

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also evaluate potential acquisitions or equity investments, including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we pursue such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Certain Factors Which May Affect Our Business or Future Operating Results

Risks Related to Our Business

We have incurred significant losses prior to fiscal 2004, and there can be no assurance that we will be able to sustain profitability in the future.

Though we were profitable in the first three quarters of fiscal 2004, we incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We may incur losses in subsequent quarters. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Chartered Semiconductor Manufacturing, ProMOS Technologies and Powerchip Semiconductor. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. Recent market conditions in the semiconductor industry and at our suppliers indicate that wafer supply is tight or has tightened. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In particular, our supply of wafers, especially from SMIC, in the June 2004 quarter was lower than our needs, which adversely impacted our results for such period. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would agree to deliver an adequate supply of wafers to us.

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

Approximately 95% of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2001, we experienced sequential declines in revenue from $65.2 million in our December 2000 quarter to $52.0 million in our March 2001 quarter to $20.0 million in our June 2001 quarter to $14.8 million in our September 2001 quarter. These declines were a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of such products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. While in recent quarters, we have experienced increases in average selling prices for some of our products, particularly our DRAM products, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices will decline in the future. In this regard, we anticipate a decline in the average selling prices for our DRAM products in the September 2004 quarter compared to the June 2004 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Our gross margins may decline even in periods of increasing revenue.

Our gross margin is affected by a variety of factors including our mix of products sold, average selling prices for our products and cost of wafers. Even when our revenues are increasing, our gross margin may be adversely affected if such increased revenue is from products with lower margins or declining average selling prices. In this regard, we anticipate a decline in our gross margin in the September 2004 quarter compared to the June 2004 quarter due to declines in the average selling prices for our DRAM products. During periods of strong demand, wafer capacity is likely to be in short supply and we will likely have to pay higher prices for wafers which would adversely affect our gross margin unless we are able to increase our product prices to offset such costs. Recent market conditions in the semiconductor industry and at our suppliers indicate that wafer supply has tightened. In particular, our supply of wafers, especially from SMIC, in the June 2004 quarter was lower than our needs, which adversely impacted our results for such period. To maintain our gross margins when average selling prices are declining, we must introduce new products with higher margins or reduce our cost per unit. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In the nine months ended June 30, 2004, sales to Asian Information Technology Inc., a distributor in Taiwan, accounted for approximately 10% of total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. Although our revenue has increased in recent periods, we have in the past experienced a significant level of cancelled or reduced orders from some of our major customers that adversely impacted our operating results, particularly at the beginning of contractions in the semiconductor market, such as the one that was experienced in fiscal 2001. We may not be able to retain our key customers, such customers may cancel or reschedule orders, or in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the nine months ended June 30, 2004, approximately 12% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 77% was attributable to customers located in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 77% was attributable to customers located in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 56% was attributable to customers located in Asia. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At June 30, 2004, our strategic investments in non-marketable securities totaled $4.0 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $1.3 million impairment loss on one of our equity positions in the three months ended June 30, 2003. In addition, we recorded approximately $0.2 million and $0.4 million in impairment losses during fiscal 2001 and fiscal 2002, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $37.5 million and a market value at June 30, 2004 of approximately $70.2 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at June 30, 2004.

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

We held approximately 29% of the equity of our former wholly-owned subsidiary, ICSI, at June 30, 2004. Our financial results for the nine months ended June 30, 2004, fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. The market value of our investment in the common stock of ICSI at June 30, 2004 and August 6, 2004 was approximately $35.4 million and $27.3 million, respectively, based on quoted market prices. As our total carrying value of this investment as of June 30, 2004 was approximately $21.3 million, of which $17.0 million is included in other assets and $4.3 million is included in other comprehensive income in the equity portion of our balance sheet, a significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

We may encounter difficulties in effectively integrating acquired businesses.

From time to time, we may acquire other companies that we believe to be complementary to our business. Acquisitions may result in use of our cash resources potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect these new rules and regulations to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 will result in increased internal efforts, higher fees from our independent accounting firm and higher fees from third party contractors. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

Our stock price is expected to be continue to be volatile.

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

In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, on March 24, 2003, our closing stock price was $2.26 per share, rose to $19.87 per share on January 13, 2004, and subsequently declined to $7.84 per share on July 23, 2004.

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

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. For example, our sales in the networking market declined significantly beginning in 2001 due to very depressed conditions in the overall networking and communications industry. These adverse conditions continued in 2002 and 2003 and we are unable to predict when or to what extent the networking market will recover. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that industry downturns will occur again, but are unable to predict when any such downturn will occur or how long it will last.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2004 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $133.4 million at June 30, 2004. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.3 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of June 30, 2004 was approximately $21.3 million of which $17.0 million is included in other assets and $4.3 million is included in other comprehensive income in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at June 30, 2004 was approximately $35.4 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.5 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of June 30, 2004, we recorded an accumulated unrealized gain of approximately $353,000 related to the ICSI convertible debentures. This gain was included in other comprehensive income in the equity portion of our balance sheet. In addition, in the three and nine months ended June 30, 2004, we recorded a gain (loss) of approximately $(239,000) and $13,000, respectively, related to the change in the fair value of an embedded derivative associated with the ICSI convertible debenture. The gain (loss) associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of June 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $37.5 million and the market value at June 30, 2004 was approximately $70.2 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at June 30, 2004.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $4.0 million at June 30, 2004. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies during fiscal 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K.

On April 22, 2004, we furnished a report on Form 8-K related to our results for the second fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: August 13, 2004	/s/ Gary L. Fischer
Gary L. Fischer
President, Chief Operating Officer,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)