Form 10-K
period 2004-09-30
INTEGRATED SILICON SOLUTION INC
filed 2004-12-14
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2004 (the last business day of the registrant’s second quarter of fiscal 2004), was approximately $551.2 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 6, 2004 was 36,256,285.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on February 4, 2005 are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Certain Factors Which May Affect Our Business or Future Operating Results” and elsewhere in this report.

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

All forward-looking statements made by us are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs and SmartCards, and we are developing selected non-memory products focusing on wireless chipsets using short range BlueTooth™ technology. We target high growth markets with our low cost, high quality semiconductor products and seek to build long-term relationships with our customers. We remain committed to produce many of the lower density and older memories that are of less interest to many larger manufacturers.

Our outsourced manufacturing model is based upon a history of joint technology development relationships with key Asian foundries. For example, we had a technology development program for a 0.13 micron process with Taiwan Semiconductor Manufacturing Corporation (TSMC). We will also agree with a foundry to design a specific device to be manufactured in their wafer fabrication facility. We also make strategic equity purchases in selected foundries. For example, we invested a total of $42.0 million in Semiconductor Manufacturing International Corporation (SMIC). We have an established presence in the important Asian market that includes design groups in Shanghai, China and Hsinchu, Taiwan. These wholly-owned subsidiaries also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our world headquarters are based in Santa Clara, California.

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

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets including digital consumer electronics, networking, mobile communications and automotive electronics. Advances in technology have allowed for increasingly complex digital consumer systems such as DVD players, set-top boxes, digital cameras and HDTVs. Memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all digital consumer electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

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

Mobile communications products have gained broad acceptance among consumers. Applications for cellular communications, wide local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a range of data services, from internet connectivity to location detection, and are delivering information to consumers through mobile products. As the complexity and functionality of mobile communications products increases, so does the need for increased memory. These applications require the same memory performance as a non-mobile device, but the memory device must also conform to the mobile needs of low power and small footprint. The base stations interacting with mobile devices also have memory content that can be supplied by ISSI.

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

The DRAM market can be segmented into high density devices (currently 512 Mb and above) and low and medium density devices (currently 256 Mb and below). High density DRAM is used in applications that require high capacity storage such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 256 Mb to 512 Mb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications and automotive electronics which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products.

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

The demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits.

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. We have also established ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of the older, smaller density products that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications and automotive electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers. From time to time we have also made equity purchases in selected wafer foundries. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Build Collaborative Relationships with Leading Edge Foundries.    We work in a highly collaborative mode with our principal wafer foundries in developing leading edge process technology that is critical in advanced memories. We entered our first development program with TSMC in 1990 and with Chartered Semiconductor in 1994. Through this collaborative model, we have been able to repeatedly be in the forefront as process technology moves to smaller geometries. In addition, from time to time we will agree to design a specific memory device requested by a foundry. As part of our manufacturing strategy, we have also made strategic equity purchases in key foundries such as SMIC, and in the past, TSMC. We believe our collaborative development efforts and equity purchases have enabled us to have more secure access to wafer capacity even during industry up cycles. For example, in late 2003 and early 2004, foundry wafers were generally on allocation but we were able to increase our wafer starts and grow our revenue on a quarterly basis.

Commit to Being a Long-Term Supplier of our Products.    We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers will reduce or cease production of lower density products in periods of tight capacity as manufacturing such products is less attractive to them than making higher density memories which typically have higher volumes and greater economies of scale. As an example, we still supply low density 4 Mb DRAM and 64K SRAM, while most large captive memory companies ceased production of such devices several years ago.

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products including a complete family of SRAM products and a range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 36 Mb synchronous SRAM product targeting high-end networking applications and a 256 Mb Synchronous DRAM product targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China. As evidence of this strategy, in the last year we have grown our design and engineering groups in Shanghai, China and Hsinchu, Taiwan, and we now employ over 90 design and engineering professionals in these locations. In fact, we now employ more individuals in Asia than in North America.

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

Develop Selected Non-Memory Products for Key Markets.    We are developing selected non-memory products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Our initial non-memory products are expected to be Bluetooth and other wireless chipsets. Most of the development work for our non-memory products is performed by our Taiwan and China design groups. We believe we can succeed in these markets by capitalizing on our experience in small die size design and low cost manufacturing.

Customers and Marketing

Over the years, we have established a strong customer base including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Apex	3Com	Ericsson	Bose
ChangHong	Alcatel	LG Electronics	Delphi
D-Link	Ambit	Motorola	Philips
LG Electronics	Askey	Nokia	Siemens
Lexmark	Cisco	UTStarcom	Temic
NEC	Huawei
Samsung	Nortel
Sharp	Yahoo! Japan
Sony	ZTE

Our sales and marketing efforts are directed from our Santa Clara headquarters, but we also have sales and marketing teams in Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., Europe, Taiwan, China, Hong Kong, Korea and India. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also ensures that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.

In fiscal 2004, no single customer accounted for over 10% of our total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. In fiscal 2002 no single customer accounted for over 10% of our total net sales. The percentage of our revenues from customers located outside the U.S. was approximately 70%, 87%, and 87% in fiscal 2002, 2003, and 2004, respectively. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2002	2003	2004
Asia	56%	77%	75%
Europe	14	10	11
U.S.	30	13	13
Other	—	—	1

Total	100%	100%	100%

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

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications and automotive electronics markets. In particular, our SRAM products are used in WLANs, base stations, networking switches and routers, DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in base stations, DVD players, DSL modems, set-top boxes, digital cameras, flat panel TVs, LCD TVs, HDTVs, printers, audio equipment and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

Historically, SRAM products generated a majority of our revenue, largely for networking and telecommunications applications. However, in the last several years, these markets remained relatively flat and, in the same period, we experienced rapid growth in the consumer electronics market for our low and medium density DRAM products. As a result, we now derive a majority of our revenue from DRAM products.

SRAM.    Our SRAM strategy is to offer a broad range of devices and be a complete supplier of a customer’s SRAM requirements. We offer advanced, leading-edge products, such as our new 36 Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. Driven by demand in the wireless handheld and mobile phone markets, we have developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications, such as high performance bridges and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Asynchronous SRAM
High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	128K x 16	2 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	256K x 16	4 Mb	✓	✓		✓
High Speed (3.3 Volt)	512K x 8	4 Mb	✓	✓		✓
High Speed (3.3 Volt)	512K x 16	8 Mb	✓	✓
High Speed (3.3 Volt)	1M x 8	8 Mb	✓			✓
Low/Ultra Low Power	128K x 8	1 Mb	✓			✓
Low/Ultra Low Power	64K x 16	1 Mb	✓		✓	✓
Low/Ultra Low Power	128K x 16	2 Mb	✓
Low/Ultra Low Power	256K x 8	2 Mb	✓			✓
Low/Ultra Low Power	256K x 16	4 Mb	✓
Low/Ultra Low Power	512K x 8	4 Mb		✓	✓
Low/Ultra Low Power	1M x 8	8 Mb			✓	✓
Low/Ultra Low Power	512K x 16	8 Mb		✓
Synchronous SRAM
Pipeline Burst/FlowThru	128K x 32/36	4 Mb	✓	✓		✓
Pipeline Burst/FlowThru	256K x 18	4 Mb		✓
Pipeline Burst/FlowThru/No Wait	256K x 36	9 Mb		✓
Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb		✓
Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb		✓
Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb		✓
Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb		✓
Quad/DDR II	2M x 18	36 Mb		✓
Quad/DDR II	1M x 36	36 Mb		✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM is not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64 and 128 Mb DRAM and, in the second quarter of fiscal 2005, we will begin selling a 256 Mb DRAM. Applications for our low and medium density DRAM include products such as DVD players, set-top boxes, DSL modems, digital still cameras, printers, automotive electronics, base stations, networking equipment, disk drives, tape drives and PDAs. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows behind one or more generations the high density DRAM market. Additional DRAM products, including low power synchronous DRAM products, are under development.

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

EEPROM and Other Memory Products.    Our other memory products include high performance serial EEPROM, embedded EEPROM products targeted at SmartCard applications, and voice recording chips. Applications for these products include pagers, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. Annual revenue from these products did not exceed 5% of our total annual revenue for fiscal 2002, 2003 or 2004.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations including wafer fabrication, assembly and testing. Our wafer fabrication strategy is to build collaborative relationships with leading foundries and we sometimes purchase strategic equity interests in selected foundries. Because memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Historically, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore. In fiscal 2002, we began production at SMIC in China and, in fiscal 2003, we began production at ProMOS and Powerchip in Taiwan.

In addition to building process technology development relationships, we are differentiated from many other fabless semiconductor companies because we have purchased strategic equity interests in selected foundries. For example, in fiscal 2000, we committed to purchase $40.0 million in equity in SMIC, the first 8-inch wafer foundry in China, located in the Shanghai/Pudong area near our China subsidiary. Our Chairman and Chief Executive Officer served on SMIC’s board of directors until SMIC’s initial public offering in March 2004. Previously, we held equity interests in TSMC and United Microelectronics Corporation (UMC).

The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan, Singapore and China. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified under ISO 9001/2000 standards and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We plan to achieve compliance with ISO/TS 16949:2002, the new automotive standard, and ISO 14001, the environmental standard, in the future.

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

Our suppliers for wafer testing, assembly, and final test also provide services to other companies. There can be no assurance that these suppliers will not encounter production difficulties or that they will allocate sufficient capacity to satisfy our requirements. If we were unable to obtain an adequate supply of wafer testing, assembly, or final test services, our business and operating results would be harmed.

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

In the market for SRAM products we compete with several domestic and international semiconductor companies including Alliance Semiconductor, Cypress, Etron, Giga Semiconductor, ICSI, Integrated Device Technology, NEC, Renesas Technology, Samsung, Sony and ST Microelectronics. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

In the low to medium density DRAM area we generally compete with Hynix, ICSI, Micron, Nanya, Samsung, Oki and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT, and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.

In the EEPROM market, our primary competitors include Atmel, Catalyst and STMicroelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In industry down cycles, they may be willing to sell below fully absorbed costs at prices we cannot match. We may not be able to compete successfully against any of these competitors.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technology with the smallest geometries. We currently have design teams in Santa Clara, California, Taiwan, and China. Our research and development expenditures in fiscal 2004, 2003, and 2002, were $20.8 million, $23.4 million, and $29.8 million, respectively.

New SRAM products in design include high speed synchronous devices and several asynchronous SRAMs we re-designed for more advanced process technology. We have new 64 Mb and 128 Mb DRAM devices under design. We are developing new products on advanced 0.13, 0.14 and 0.15 micron process technologies. We are presently evaluating 90-nanometer process technology for our next generation products. In nonvolatile memory, our future products are expected to include 256K and 512K density serial EEPROM devices.

We plan to add selected non-memory products to diversify our product portfolio. Our non-memory products will be targeted at our key markets. Our wireless chipset product line is a non-memory product line. In fiscal 2002, we acquired certain Bluetooth and wireless chipset rights and technology in connection with an equity investment in a development-stage company, Signia Technologies, and have formed a joint development program with them. Our Bluetooth and other wireless chipsets can be used for short distance wireless communication for applications such as cell phones, PDAs, PC peripherals, headsets and other consumer products. Most of the development work for our non-memory products is performed by our Taiwan and China design groups. Through fiscal 2004, there has been no revenue from our non-memory products, and we do not predict material revenue being generated from such products in fiscal 2005.

Patents and Intellectual Property

As of September 30, 2004, we held 73 U.S. patents. These patents expire between 2010 and 2020. We have 10 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. We do not currently hold any non-U.S. patents. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Part of our outsourcing strategy includes licensing product designs. To control our R&D expenses, we regularly license some of our SRAM and DRAM designs from ICSI, other companies or our foundries. We also license our own designs to ICSI or other companies.

Employees

As of September 30, 2004, we had 310 employees worldwide, including 108 employees in the U.S., 89 in China, 98 in Taiwan, 8 in Hong Kong, 2 in India, 2 in Europe and 3 in Korea. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of September 30, 2004 are as follows:

Name	Age	Position
Jimmy S.M. Lee	49	Chairman, Chief Executive Officer, and Director

Gary L. Fischer	53	President, Chief Operating Officer, Chief Financial Officer, and Director

Ching Hu	49	Executive Vice President, ISSI and President, ISSI-Asia

Paul Song	49	Senior Vice President, Engineering

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He also served as our President until May 2000. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Previously, Mr. Lee was a project manager at Toshiba Semiconductor Corporation and a design engineer at National Semiconductor Corporation. Mr. Lee has served as a director of ICSI, a memory supplier, since September 1990; as a director of NexFlash Technologies, a flash memory semiconductor company, since October 1998; as a director of GetSilicon, a semiconductor supply chain management software company since April 2000; as a director of Signia Technologies, a developer of wireless semiconductors, since July 2000; and as a director of E-CMOS, a peripheral interface device company, since September 2001. He served as a director of SMIC, a semiconductor foundry, from July 2000 until February 2004. ISSI holds equity interests in E-CMOS, GetSilicon, ICSI, NexFlash, Signia and SMIC. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

Gary L. Fischer has been with us since June 1993 and has served as our President and Chief Operating Officer since April 2001, and as Chief Financial Officer since November 2002. He also served as our Executive Vice President and Chief Financial Officer from April 1995 to March 2001, and as Vice President and Chief Financial Officer from June 1993 to March 1995. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer has served as a director of ESST, a fabless semiconductor company, since August 2004. From November 2001 to June 2003, he was a director of E-CMOS, a peripheral interface device company. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

Ching Hu has been with us since September 2001 and has served as our Executive Vice President, ISSI and President ISSI-Asia since December 2003. From September 2001 to November 2003, he served as General Manager of ISSI-Taiwan. From April 1998 to April 2001, he was Vice President of Operations at Nanya Technology Corporation, a semiconductor company. Mr. Hu holds an MS degree in material science engineering from the University of California at Santa Barbara, and a BS degree in material science and engineering from National Tsing-Hua University in Taiwan.

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

Item 2. Properties

Our headquarters consists of approximately 93,400 square feet of office space located in Santa Clara, California. The lease on this building expires in February 2007. Our China subsidiary occupies approximately 31,000 square feet under a lease that expires in February 2006. Our Taiwan subsidiary occupies approximately 19,000 square feet under lease that expires in July 2007. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

On June 16, 2003, Symbol Technologies filed suit against us in the Supreme Court of the State of New York. The complaint alleges causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of our products purchased by Symbol. The complaint sought monetary damages in an amount of $5.0 million, pre-judgment interest and court costs. In October 2004, the parties settled this matter out of court and a stipulation of discontinuance with prejudice was approved by the court.

We are not currently subject to any other material pending legal proceedings. However, we may become subject to other lawsuits from time to time in the ordinary course of our business, and any such lawsuit could harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year 2003
First Quarter	$6.10	$2.36
Second Quarter	$4.96	$2.24
Third Quarter	$6.95	$2.32
Fourth Quarter	$13.11	$6.35

Fiscal Year 2004
First Quarter	$19.50	$9.57
Second Quarter	$19.87	$13.25
Third Quarter	$19.35	$10.81
Fourth Quarter	$12.30	$7.01

Holders of Record

As of December 6, 2004, there were approximately 210 stockholders of record of our common stock and approximately 16,200 beneficial holders of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2004 and the consolidated balance sheet data set forth below at September 30, 2003 and 2004 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal years ended September 30, 2000 and September 30, 2001 and the consolidated balance sheet data set forth below at September 30, 2000, 2001 and 2002 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Years Ended September 30,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$141,923	$152,048	$70,448	$97,660	$181,012
Cost of sales	97,759	144,869	86,213	86,046	154,315

Gross profit (loss)	44,164	7,179	(15,765)	11,614	26,697

Operating expenses
Research and development	18,287	25,303	29,841	23,394	20,838
Selling, general and administrative	15,627	20,721	15,962	13,328	16,403
Acquired in-process technology	—	—	4,689	—	—

Total operating expenses	33,914	46,024	50,492	36,722	37,241

Operating income (loss)	10,250	(38,845)	(66,257)	(25,108)	(10,544)
Other income (expense), net	4,626	38,412	2,392	(255)	12,112
Provision (benefit) for income taxes	680	150	(3,220)	3	488
Equity in net income (loss) of affiliates/minority interest	10,830	1,698	(6,895)	(2,711)	2,405

Net income (loss)	$25,026	$1,115	$(67,540)	$(28,077)	$3,485

Basic net income (loss) per share (1)	$1.07	$0.04	$(2.49)	$(1.01)	$0.10

Diluted net income (loss) per share (1)	$0.96	$0.04	$(2.49)	$(1.01)	$0.10

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	97,578	122,859	78,822	58,442	138,965
Total assets	260,724	237,852	184,676	158,099	300,864
Total long-term obligations and current portion of long-term obligations	454	314	158	—	—
Stockholders’ equity	211,235	214,437	155,423	131,949	263,037

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Historically, our SRAM product family generated most of our revenue. However, in the year 2001, the high-end networking and telecom markets slowed and this impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2004.

In order to limit and control our operating expenses, in recent years, we have reduced our headcount in the U.S. and transferred various functions to our subsidiary in Taiwan and our subsidiary in China. We believe this has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have more employees in Asia than we do in the U.S. Part of our outsourcing strategy includes licensing product designs. To control our R&D expenses, we regularly license some of our SRAM and DRAM designs from ICSI, other companies or our foundries. We also license our own designs to ICSI or other companies. We intend to continue these strategies going forward.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of die per wafer.

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. While the average selling prices for certain of our products had increased during the first three quarters of fiscal 2004, in the September 2004 quarter the average selling prices for our products declined significantly. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 70%, 87% and

87% in fiscal 2002, 2003 and 2004, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2002	2003	2004
Asia	56%	77%	75%
Europe	14	10	11
U.S.	30	13	13
Other	—	—	1

Total	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2002, fiscal 2003 and fiscal 2004 reflect accounting for our investment in Integrated Circuit Solution, Inc. (ICSI) on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2002 and fiscal 2003 through the 7 month period ending April 30, 2003 reflect accounting for our investment in E-CMOS Technology Corporation (E-CMOS) on the equity basis and include our percentage share of the results of E-CMOS’ operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2002, fiscal 2003 and fiscal 2004 reflect accounting for GetSilicon, NexFlash Technologies, and Signia Technologies on the cost basis. Our financial results for fiscal 2002, fiscal 2003 and for fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB Statement No. 115 and have marked our investment to the market value as of September 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of our balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At September 30, 2004, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 16% of GetSilicon, approximately 14% of NexFlash, approximately 15% of Signia Technologies and less than 2% of SMIC.

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

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Net sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 85% to $181.0 million in fiscal 2004 from $97.7 million in fiscal 2003. The increase in sales was principally due to an increase in the average selling prices of our DRAM products, specifically our 64 and 16 Mb devices, in fiscal 2004 compared to fiscal 2003. In addition, sales in fiscal 2004 benefited from shipments of our new 128 Mb DRAM product. An increase in unit shipments of our SRAM products in fiscal 2004 compared to fiscal 2003, more than offset any declines in the average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will decline over time, although the rate of decline may fluctuate for certain products. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the December 2004 quarter compared to the September 2004 quarter. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2004, no single customer accounted for over 10% of net sales. Sales to ATM Electronic Corporation, one of our Asian distributors, accounted for approximately 10% of our net sales in fiscal 2003. A substantial portion of our sales to ATM were for delivery to Ambit.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $15.1 million to $26.7 million in fiscal 2004 from $11.6 million in fiscal 2003. Gross margin increased to 14.7% in fiscal 2004 from 11.9% in fiscal 2003. In fiscal 2004, we recorded inventory write-downs of $17.3 million predominately for lower of cost or market adjustments and to a lesser extent, excess inventory. In fiscal 2003, we recorded inventory write-downs of $4.1 million predominately for lower of cost or market adjustments. Our gross margin for fiscal 2004 benefited from the sale of $1.6 million of parts previously written down to zero carrying value. Excluding the effect of the inventory write-downs, the increase in gross profit was principally due to an increase in the average selling prices of our DRAM products, specifically our 64 and 16 Mb devices, in fiscal 2004 compared to fiscal 2003. In addition, our gross profit in fiscal 2004 benefited from sales of our new 128 Mb DRAM product. Increases in the average selling prices of our DRAM products in fiscal 2004 compared to fiscal 2003 more than offset any increases in product costs resulting in higher gross margins for our DRAM products. Reductions in the cost of our SRAM products more than offset declines in the average selling prices of such products in fiscal 2004 compared to fiscal 2003, resulting in an increase in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses decreased by 11% to $20.8 million in fiscal 2004 from $23.4 million in fiscal 2003. As a percentage of net sales, research and development expenses decreased to 11.5% in fiscal 2004 from 24.0% in fiscal 2003. The decrease in absolute dollars was primarily the result of a reduction in expenses through the closing of our design centers in Korea and Hong Kong, a reduction of headcount and related expenses in the U.S., and the transfer of some design and engineering efforts to the lower-cost Asian countries of China and Taiwan. In addition, depreciation expense and contracted development costs decreased in fiscal 2004 compared to fiscal 2003. The increased costs associated with the development of new products could result in our research and development expenses increasing in absolute dollars in future periods.

Selling, general and administrative.    Selling, general and administrative expenses increased by 23% to $16.4 million in fiscal 2004 from $13.3 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 9.1% in fiscal 2004 from 13.6% in fiscal 2003. The increase in absolute dollars was primarily the result of increased selling commissions associated with higher revenues in fiscal 2004 compared to fiscal 2003. In addition, facility expenses increased in fiscal 2004 compared to fiscal 2003 due to the expiration of certain of our subleases. Changes in corporate governance rules, in particular, complying with the internal control requirements of the Sarbanes-Oxley Act of 2002, Section 404, will result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Gain on sale of investments.    The gain on sale of investments increased by $10.3 million to $10.9 million in fiscal 2004 from $0.6 million in fiscal 2003. On March 17, 2004, SMIC completed its IPO. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter, resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In fiscal 2003, we sold shares of E-CMOS for approximately $2.8 million which resulted in a pre-tax gain of $0.6 million.

Other income (expense), net.    Other income, net was $1.2 million in fiscal 2004 compared to other expense of $(0.8) million in fiscal 2003. In fiscal 2003, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies. In fiscal 2004, interest income increased by approximately $0.6 million compared to fiscal 2003 as the result of higher cash balances.

Provision (benefit) for income taxes.    We recorded a tax provision of approximately $488,000 for fiscal 2004 compared to a tax provision of approximately $3,000 for fiscal 2003. The provision for income taxes for fiscal 2004 of $488,000 reflects taxes for U.S. federal alternative minimum tax, state minimum tax and tax in certain foreign jurisdictions. The provision for income taxes for fiscal 2003 reflects taxes for foreign jurisdictions.

Equity in net income (loss) of affiliated companies.    Equity in net income (loss) of affiliated companies was $2.4 million income in fiscal 2004 compared to a $2.7 million loss in fiscal 2003. This primarily reflects an improvement in ICSI’s financial results in the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003.

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

Minority interest in net loss of consolidated subsidiary.    In October 2001, we invested $3.0 million for a 95% interest in D2Code, a subsidiary that we established in Korea to focus on semiconductor design activities. The results of their operations are included in our consolidated financial statements. The minority interest in net loss of consolidated subsidiary decreased to $17,000 in fiscal 2003 from $50,000 in fiscal 2002. In fiscal 2003, we closed D2Code and transferred certain personnel to our U.S. facility.

Liquidity and Capital Resources

As of September 30, 2004, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $139.0 million. During fiscal 2004, operating activities used cash of approximately $37.4 million compared to $22.4 million in fiscal 2003. The increase in cash used by operations was primarily due to increases in inventory of $28.1 million to support expected higher revenue, increases in accounts receivable of $15.0 million, decreases in accrued expenses of $1.5 million, increases in other assets of $0.4 million and net income of $3.5 million adjusted for depreciation of $3.2 million, the gain on the sale of SMIC shares of $10.9 million, equity in net income of affiliated companies of $2.4 million, and other non-cash items of $0.9 million. This was partially offset by an increase in accounts payable of $13.3 million primarily for inventory purchases.

In fiscal 2004, we used $66.3 million for investing activities compared to $27.6 million generated in fiscal 2003. The cash used for investing activities in fiscal 2004 primarily resulted from net purchases of available-for-sale securities of $82.0 million. We generated approximately $13.2 million from our sale of shares in the SMIC IPO in March 2004, resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, we generated approximately $5.0 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.1 million. The cash generated from investing activities in fiscal 2003 was primarily the result of net sales of available-for-sale securities of $28.8 million. In fiscal 2003, we sold shares of E-CMOS for $2.8 million which resulted in a pre-tax gain of approximately $0.6 million. In addition, in fiscal 2003, we made an additional investment of $2.0 million in SMIC and other investments of $0.9 million.

In fiscal 2004, we made capital expenditures of approximately $2.6 million for test equipment, engineering tools, computer software and leasehold improvements. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $100.8 million from financing activities during fiscal 2004 compared to $3.1 million in fiscal 2003. In the March 2004 quarter, we completed a follow-on public offering of our common stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in fiscal 2004, we generated $8.8 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan. In fiscal 2004, we used $1.5 million to secure a letter of credit for the purchase of equipment. Cash generated from financing activities for fiscal 2003 was primarily the result of proceeds from the issuance of common stock of $3.2 million from option exercises and sales under our employee stock purchase plan.

Our headquarters are located in a leased site in Santa Clara, California. Outside of the U.S., we have operations in leased sites in China, Taiwan, and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe, and Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $4.5 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,486	$1,863	$1,841	$782	$—
Purchase obligations with wafer foundries	21,681	21,681	—	—	—
Non-cancelable purchase commitments	245	245	—	—	—

Total contractual cash obligations	$26,412	$23,789	$1,841	$782	$—

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of September 30, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this Report on Form 10-K.

Valuation of inventory.    Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

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

Valuation of non-marketable securities.    Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At September 30, 2004, our strategic investments in non-marketable securities totaled $4.0 million.

Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with our fiscal 2004 annual report. The adoption of the disclosure requirements of EITF 03-1 did not have a material effect on our results of operations and financial condition. The adoption of the measurement and recognition guidance will not have a material impact on our results of operations and financial condition.

Certain Factors Which May Affect Our Business or Future Operating Results

We have incurred significant losses prior to fiscal 2004, and there can be no assurance that we will be able to sustain profitability in the future.

Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Chartered Semiconductor Manufacturing, ProMOS Technologies and Powerchip Semiconductor. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In particular, our supply of wafers, especially from SMIC, in the June 2004 quarter was lower than our needs, which adversely impacted our results for such period. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	our failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any litigation or future antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

Approximately 96% of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2004, we experienced a sequential decline in revenue from $58.1 million in our June 2004 quarter to $31.1 million in our September 2004 quarter. This decline was a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of our products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the December 2004 quarter compared to the September 2004 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. For example, our sales declined significantly in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004 due to an oversupply of DRAM devices in the market and a general softening of SRAM demand. As a result, our sales in the digital consumer and networking markets declined significantly in the September 2004 quarter. We are unable to predict when or to what extent the digital consumer and networking markets will recover. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that industry downturns will occur again, but are unable to predict when any such downturn will occur or how long it will last.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. In the past, such shifts have resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2002, fiscal 2003 and fiscal 2004, we recorded inventory write-downs of $28.6 million, $4.1 million and $17.3 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

We write down to zero carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In fiscal 2004, no single customer accounted for over 10% of our total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. In fiscal 2002 no single customer accounted for over 10% of our total net sales. During the September quarter of fiscal 2004, we experienced cancelled or reduced orders from some of our larger customers that adversely impacted our operating results. We may not be able to retain our key customers, such customers may cancel or reschedule orders, and in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to shipments in the U.S., 10% was attributable to shipments in Europe and 77% was attributable to shipments in Asia. In fiscal 2002, approximately 30% of our net sales was attributable to shipments in the U.S., 14% was attributable to shipments in Europe and 56% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

We operate in highly competitive, quickly changing markets which are characterized by rapid obsolescence of existing products. As a result, our future success depends on our ability to develop and introduce new products that our customers choose to buy in significant quantities. If we fail to introduce new products in a timely manner or if our customers’ products do not achieve commercial success, our business and results of operations could be seriously harmed. The design and introduction of new products is challenging as such products typically incorporate more functions and operate at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes developing new generations of products substantially more difficult than prior generations. Further, new products may not work properly in our customers’ applications. If we are unable to design, introduce, market and sell new products successfully, our business and financial results would be seriously harmed.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects also may cause us to incur significant warranty, support and repair costs, may divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At September 30, 2004, our strategic investments in non-marketable securities totaled $4.0 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately $0.4 million and $1.3 million in impairment losses during fiscal 2002 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $34.6 million and a market value at September 30, 2004 of approximately $59.7 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at September 30, 2004.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 29% of the equity of our former wholly-owned subsidiary, ICSI, at September 30, 2004. Our financial results for fiscal 2004, fiscal 2003 and fiscal 2002 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. The market value of our investment in the common stock of ICSI at September 30, 2004 was approximately $24.6 million, based on quoted market prices. As our total carrying value of this investment as of September 30, 2004 was approximately $20.8 million, of which $16.1 million is included in other assets and $4.7 million is included in other comprehensive income in the equity portion of our balance sheet, a significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect these new rules and regulations to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 will result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

We may experience difficulties and increased expenses in complying with Sarbanes-Oxley Section 404.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of September 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

From time to time, we intend to acquire other companies that we believe to be complementary to our business. Acquisitions may result in use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, on March 24, 2003, our closing stock price was $2.26 per share, rose to $19.87 per share on January 13, 2004, and subsequently declined to $7.01 per share on September 28, 2004.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2004 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $120.5 million at September 30, 2004. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.2 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of September 30, 2004 was approximately $20.8 million of which $16.1 million is included in other assets and $4.7 million is included in other comprehensive income in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at September 30, 2004 was approximately $24.6 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.2 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of September 30, 2004, we recorded an accumulated unrealized gain of approximately $200,000 related to the ICSI convertible debentures. This gain was included in other comprehensive income in the equity portion of our balance sheet. In addition, in fiscal 2004, we recorded a charge of approximately $174,000, related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. In the September 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of

FASB 115 and have marked our investment to the market value as of September 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $34.6 million and the market value at September 30, 2004 was approximately $59.7 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at September 30, 2004.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $4.0 million at September 30, 2004. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies during fiscal 2003.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	36

Financial Statements:

Consolidated Statements of Operations
For Fiscal Years Ended September 30, 2002, September 30, 2003, and September 30, 2004	37

Consolidated Balance Sheets
As of September 30, 2003 and September 30, 2004	38

Consolidated Statements of Stockholders’ Equity
For Fiscal Years Ended September 30, 2002, September 30, 2003, and September 30, 2004	39

Consolidated Statements of Cash Flows
For Fiscal Years Ended September 30, 2002, September 30, 2003, and September 30, 2004	40

Notes to Consolidated Financial Statements	41

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

San Jose, California

October 27, 2004

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2002	2003	2004
	(in thousands, except per share data)
Net sales (See Note 16)	$70,448	$97,660	$181,012
Cost of sales (See Note 16)	86,213	86,046	154,315

Gross profit (loss)	(15,765)	11,614	26,697

Operating expenses
Research and development	29,841	23,394	20,838
Selling, general and administrative	15,962	13,328	16,403
Acquired in-process technology charge	4,689	—	—

Total operating expenses	50,492	36,722	37,241

Operating loss	(66,257)	(25,108)	(10,544)
Interest and other income (expense), net	2,420	(761)	1,272
Interest expense	(63)	(46)	(34)
Gain on sales of investments, net	35	552	10,874

Income (loss) before income taxes, minority interest and equity in net income (loss) of affiliated companies	(63,865)	(25,363)	1,568
Provision (benefit) for income taxes	(3,220)	3	488

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(60,645)	(25,366)	1,080
Minority interest in net loss of consolidated subsidiary	50	17	—
Equity in net income (loss) of affiliated companies	(6,945)	(2,728)	2,405

Net income (loss)	$(67,540)	$(28,077)	$3,485

Basic net income (loss) per share	$(2.49)	$(1.01)	$0.10

Shares used in basic per share calculation	27,084	27,777	33,444

Diluted net income (loss) per share	$(2.49)	$(1.01)	$0.10

Shares used in diluted per share calculation	27,084	27,777	36,121

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2003	2004
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,992	$17,015
Restricted cash	—	1,500
Short-term investments	38,450	120,450
Accounts receivable, net of allowance for doubtful accounts of $689 in 2003 and $984 in 2004	10,162	23,291
Accounts receivable from related parties (See Note 16)	1,990	3,442
Inventories	16,638	44,718
Other current assets	1,712	1,541

Total current assets	88,944	211,957
Property, equipment, and leasehold improvements, net	6,295	5,622
Other assets	62,860	83,285

Total assets	$158,099	$300,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,908	$27,058
Accounts payable to related parties (See Note 16)	5,322	3,435
Accrued compensation and benefits	3,406	2,431
Accrued expenses	5,436	4,903

Total current liabilities	26,072	37,827

Commitments and contingencies

Minority interest	78	—

Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2003 and 2004. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2003 and 2004. Issued and outstanding shares—28,306 in 2003 and 36,178 in 2004	3	4
Additional paid-in capital	233,957	336,524
Accumulated deficit	(97,328)	(93,843)
Accumulated comprehensive income (loss)	(4,415)	20,570
Unearned compensation	(268)	(218)

Total stockholders’ equity	131,949	263,037

Total liabilities and stockholders’ equity	$158,099	$300,864

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2001	26,539	$3	$221,502	$(1,711)	$(5,357)	$—	$214,437
Components of comprehensive loss:
Net loss	—	—	—	(67,540)	—	—	(67,540)
Change in cumulative translation adjustment, net of tax	—	—	—	—	12	—	12
Change in unrealized loss on investments, net of tax	—	—	—	—	(238)	—	(238)

Total comprehensive loss							(67,766)

Stock options exercised	394	—	1,659	—	—	—	1,659
Shares issued under stock purchase plan	155	—	992	—	—	—	992
Shares issued in conjunction with the acquisition of Purple Ray	438	—	5,233	—	—	—	5,233
Fair value of options assumed in conjunction with the acquisition of Purple Ray	—	—	1,646	—	—	(889)	757
Amortization of unearned compensation	—	—	—	—	—	111	111

Balance at September 30, 2002	27,526	3	231,032	(69,251)	(5,583)	(778)	155,423
Components of comprehensive loss:
Net loss	—	—	—	(28,077)	—	—	(28,077)
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,027	—	1,027
Change in unrealized loss on investments, net of tax	—	—	—	—	141	—	141

Total comprehensive loss							(26,909)

Stock options exercised	455	—	2,363	—	—	—	2,363
Shares issued under stock purchase plan	347	—	867	—	—	—	867
Shares issued in conjunction with the acquisition of Purple Ray	8	—	25	—	—	—	25
Return of common stock to the Company from terminated Purple Ray employees	(30)	—	(1)	—	—	—	(1)
Reversal of unearned compensation on options associated with employee terminations	—	—	(357)	—	—	357	—
Compensation expense associated with acceleration of vesting of stock options in connection with an employee termination	—	—	28	—	—	—	28
Amortization of unearned compensation	—	—	—	—	—	153	153

Balance at September 30, 2003	28,306	3	233,957	(97,328)	(4,415)	(268)	131,949
Components of comprehensive income:
Net income	—	—	—	3,485	—	—	3,485
Change in cumulative translation adjustment, net of tax	—	—	—	—	(374)	—	(374)
Change in unrealized gain on investments, net of tax	—	—	—	—	25,359	—	25,359

Total comprehensive income							28,470

Stock options exercised	1,442	—	7,650	—	—	—	7,650
Shares issued under stock purchase plan	405	—	1,116	—	—	—	1,116
Shares issued in follow-on public stock offering	6,025	1	93,522	—	—	—	93,523
Tax benefits from employee stock option plans	—	—	234	—	—	—	234
Unearned compensation associated with stock options granted at less than fair market value	—	—	45	—	—	(45)	—
Amortization of unearned compensation	—	—	—	—	—	95	95

Balance at September 30, 2004	36,178	$4	$336,524	$(93,843)	$20,570	$(218)	$263,037

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2002	2003	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(67,540)	$(28,077)	$3,485
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,243	4,796	3,224
Amortization of intangibles and unearned compensation	283	402	95
Acquired in-process technology charge	4,689	—	—
Net gain on sale of investments	(35)	(552)	(10,874)
Loss on embedded derivative	—	309	174
Impairment of investments	397	1,296	250
Impairment of intangible assets	843	—	—
Loss on sale of fixed assets	—	716	—
Provision for bad debts	—	89	370
Tax benefits from employee stock option plans	—	—	234
Net foreign currency transaction (gains) losses	47	53	(2)
Equity in net (income) loss of affiliated companies	6,945	2,728	(2,405)
Minority interest in net loss of consolidated subsidiary	(50)	(17)	—
Gain on liquidation of subsidiary	—	—	(282)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 16)	1,949	(3,850)	(14,951)
Inventories	27,514	1,027	(28,101)
Other assets	1,753	1,656	(419)
Accounts payable and accounts payable to related parties (See Note 16)	13,233	(4,546)	13,263
Accrued expenses	(7,835)	1,618	(1,508)

Net cash used in operating activities	(13,564)	(22,352)	(37,447)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(6,493)	(1,392)	(2,555)
Proceeds from sale of property, equipment, and leasehold improvements	—	258	—
Purchases of available-for-sale securities	(24,000)	(16,650)	(209,050)
Sales of available-for-sale securities	60,350	45,400	127,050
Investment in Purple Ray	(192)	—	—
Proceeds from sale of Integrated Circuit Solution, Inc. (“ICSI”) equity securities	64	—	—
Investment in ICSI convertible debenture	(3,180)	—	—
Proceeds from minority shareholders of D2Code Co. Inc. (“D2Code”)	145	—	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	(21,150)	(2,000)	—
Proceeds from sale of SMIC equity securities	—	—	18,236
Investment in E-CMOS Technology Corporation (“E-CMOS”)	(599)	—	—
Proceeds from sale of E-CMOS equity securities	—	2,843	—
Other investments	(1,620)	(859)	—

Net cash provided by (used in) investing activities	3,325	27,600	(66,319)
Cash flows from financing activities:
Proceeds from follow-on public offering	—	—	93,523
Proceeds from issuance of stock through compensation plans	2,651	3,229	8,766
Principal payments of notes payable and long-term obligations	(156)	(158)	—
Increase in restricted cash	—	—	(1,500)

Net cash provided by financing activities	2,495	3,071	100,789
Effect of exchange rate changes on cash and cash equivalents	57	51	—

Net increase (decrease) in cash and cash equivalents	(7,687)	8,370	(2,977)
Cash and cash equivalents at beginning of year	19,309	11,622	19,992

Cash and cash equivalents at end of year	$11,622	$19,992	$17,015

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets EEPROMs and SmartCards and is developing selected non-memory products focused on its key markets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2002, fiscal 2003 and fiscal 2004 reflect accounting for its investment in Integrated Circuit Solution, Inc. (ICSI) on the equity basis and include its percentage share of the results of ICSI’s operations during those periods. The Company’s financial results for fiscal 2002 and fiscal 2003 through the 7 month period ending April 30, 2003 reflect accounting for its investment in E-CMOS on the equity basis and include its percentage share of the results of E-CMOS’s operations during those periods. Effective May 2003, the Company’s ownership of E-CMOS became less than 20% and the Company began accounting for E-CMOS on the cost basis. The Company’s financial results for fiscal 2002, fiscal 2003 and fiscal 2004, reflect accounting for GetSilicon, NexFlash and Signia Technologies (Signia) on the cost basis. The Company’s financial results for fiscal 2002, fiscal 2003 and for fiscal 2004 until March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO in March 2004, the Company accounts for its shares in SMIC under the provisions of FASB Statement No. 115 and have marked its investment to the market value as of September 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. At September 30, 2004, the Company owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 16% of GetSilicon, approximately 14% of NexFlash, approximately 15% of Signia and less than 2% of SMIC.

In October 2001, the Company invested $3.0 million for a 95% interest in D2Code, a subsidiary that the Company established in Korea to focus on semiconductor design activities. Minority interest represents the minority stockholders’ proportionate share of the equity interest held by employees of D2Code. In fiscal 2003, the Company closed D2Code and transferred key designers to its U.S. team. In the March 2004 quarter, the Company completed the liquidation of D2Code and recorded a gain of approximately $282,000 of which approximately $204,000 related to the realization of cumulative translation adjustment.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2003 and 2004, all marketable debt and equity securities, other than long-term investments, were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. At September 30, 2003 and 2004, the cost of these securities approximated the fair value (quoted market price). Except for the gains (losses) recognized on the sales of equity securities of E-CMOS, ICSI, and SMIC (see Note 16), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2002, 2003 and 2004.

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

Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from three to seven years, or the lease term for leasehold improvements to leased properties.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2002	2003	2004
	(in thousands)
Net income (loss)	$(67,540)	$(28,077)	$3,485
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment
Changes arising during current period	12	1,027	(170)
Reclassification for gain included in net income	—	—	(204)
Change in unrealized gain (loss) on investments	(238)	141	25,359

Comprehensive income (loss)	$(67,766)	$(26,909)	$28,470

The accumulated comprehensive income (loss) component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on an investment.

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2003	2004
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,553)	$(4,698)
Other accumulated foreign currency translation adjustments	235	5
Accumulated net unrealized gain on SMIC	—	25,063
Accumulated net unrealized gain (loss) on other available-for-sale investments	(97)	200

Total accumulated other comprehensive income (loss)	$(4,415)	$20,570

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

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2002, 2003 and 2004.

Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable—
Allowance for doubtful accounts:
2002	$1,352	$—	$(394	)(1)	$958
2003	958	89	(358	)(1)	689
2004	689	370	(75	)(1)	984

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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $446,000, $175,000 and $50,000 for the fiscal years ended September 30, 2002, 2003 and 2004, respectively.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 for awards granted or modified after September 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Stock Options			ESPP
	2002	2003	2004	2002	2003	2004
Expected life (years)	3.1	3.2	3.3	0.5	0.5	0.5
Expected volatility	0.92	0.92	0.95	0.78	0.84	0.73
Risk-free interest rate	4.12%	2.87%	3.01%	1.73%	1.32%	1.33%

The weighted-average fair value of options granted at market value during fiscal 2002, 2003, and 2004 was $5.43, $1.99, and $6.74 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2002, 2003 and 2004 was $4.37, $1.63 and $3.34 per share, respectively.

The Company has determined pro forma net loss and net loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the fiscal years ending September 30, 2002, 2003 and 2004:

	2002	2003	2004
	(in thousands, except per share data)
Net income (loss)—as reported	$(67,540)	$(28,077)	$3,485
Intrinsic value method expense included in reported net income (loss), net of tax	—	—	95
Fair value method expense, net of tax	(8,136)	(4,538)	(5,060)

Net loss—pro forma	$(75,676)	$(32,615)	$(1,480)

Basic and diluted net income (loss) per share—as reported	$(2.49)	$(1.01)	$0.10
Basic and diluted net loss per share—pro forma	$(2.79)	$(1.17)	$(0.04)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and proforma net income (loss) per share may not be indicative of the effects on net income (loss) and net income (loss) per share in future years.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2004, no single customer accounted for over 10% of net sales. Sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of net sales for fiscal 2003. In fiscal 2002, no single customer accounted for over 10% of net sales.

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

Semiconductor Industry Risks

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including decreases in the demand for its products, excess inventory levels at its customers, declines in average selling prices of its products, cancellation of existing orders or the failure to secure new orders, oversupply of memory products in the market, failure to introduce new products and to implement technologies on a timely basis, market acceptance of the Company’s and its customers’ products, economic slowness and low end-user demand, the failure to anticipate changing customer product requirements, fluctuations in manufacturing yields, disruption in delivery and order fulfillment, and disruption in the supply of wafers or assembly services. Other factors include changes in product mix, the timing of significant orders, increased expenses associated with new product introductions, masks or process changes, the ability of customers to make payments to the Company, increases in material costs, increases in general and administrative expenses, and certain production and other risks associated with using independent manufacturers. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) Per Share

Basic and diluted net loss per share and basic net income per share is computed using the weighted number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding, if applicable, during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of stock options under the treasury stock method.

Impact of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with the Company’s fiscal 2004 annual report. The adoption of the disclosure requirements EITF 03-1 did not have a material effect on the Company’s results of operations and financial condition. The adoption of the measurement and recognition guidance will not have a material impact on the Company’s results of operations and financial condition.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following at September 30:

	2003	2004
	(in thousands)
Cash	$13,748	$13,251
Money market instruments	6,244	3,764
Certificates of deposit	—	1,500
Municipal bonds	38,450	120,450

Total	$58,442	$138,965

Unrealized gains (losses) on all securities were not significant as of September 30, 2003 and 2004. All debt securities held at September 30, 2004 are due in less than one year.

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2003	2004
	(in thousands)
Purchased components	$6,032	$16,178
Work-in-process	1,405	3,463
Finished goods	9,201	25,077

	$16,638	$44,718

In fiscal 2002, 2003 and 2004, the Company recorded inventory write-downs of $28.6 million, $4.1 million and $17.3 million (including a $1.2 million write-down for lower of cost or market issues on purchase commitments), respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2003	2004
	(in thousands)
Investment in ICSI common stock (see Note 1)	$13,853	$16,114
Investment in ICSI convertible debenture (see Note 18)	2,939	3,180
Investment in SMIC (see Note 15)	42,000	59,701
Other equity investments	3,914	3,962
Other	154	328

	$62,860	$83,285

The market value of the Company’s investment in the common stock and convertible debentures of ICSI at September 30, 2004 was approximately $24.6 million and $3.2 million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock as of September 30, 2004 was approximately $20.8 million of which approximately $4.7 million is included in other comprehensive income as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of September 30, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $34.6 million and the market value at September 30, 2004 was approximately $59.7 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

In fiscal 2004, the Company recorded approximately a $0.3 million impairment loss on one of its equity investments accounted for under the cost method. In fiscal 2003, the Company sold shares of E-CMOS for approximately $2.8 million which resulted in a pre-tax gain of $0.6 million. In addition, the Company recorded an impairment loss of approximately $1.3 million on its investment in Signia based on a decrease in the share price of a subsequent investment in Signia during July 2003.

Note 5.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2003	2004
	(in thousands)
Machinery and equipment	$33,133	$35,593
Furniture and fixtures	1,083	1,093
Building and improvements	1,498	1,515

	35,714	38,201
Less accumulated depreciation and amortization	29,419	32,579

	$6,295	$5,622

Note 6.    Accrued Expenses

Accrued liabilities consisted of the following at September 30:

	2003	2004
	(in thousands)
Deferred distributor margin	$1,191	$1,727
Other	4,245	3,176

	$5,436	$4,903

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2004, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	770,000
Common shares reserved under stock option plans	9,548,000

Note 8.    Stock Plans

1989 Stock Option Plan

During 1989, the Company adopted a stock option plan (the “Plan”) that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and nonemployee directors. The Plan expired in May 1999 and no further grants are being made under this Plan.

Incentive stock options and nonstatutory options granted under the Plan have ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 666,000 shares, 614,000 shares and 257,000 shares were exercisable as of September 30, 2002, 2003 and 2004, respectively.

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

Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 1,547,000 shares, 1,989,000 shares and 2,059,000 shares were exercisable as of September 30, 2002, 2003 and 2004, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 394,000 shares, 528,000 shares and 538,000 shares were exercisable as of September 30, 2002, 2003 and 2004, respectively.

In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 Director Stock Option Plan

The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the “Director Plan”) in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 125,000 shares of Common Stock were authorized for issuance. Each non-employee director will automatically receive a non-statutory option to purchase 10,000 shares of Common Stock upon first joining the Board. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director’s annual reelection to the Board by the stockholders. The stock options vest ratably over a one year period. Options to purchase 38,000 shares, 56,000 shares and 56,000 shares were exercisable at September 30, 2002, 2003 and 2004, respectively.

Purple Ray Stock Option Plan

In connection with the Company’s acquisition of Purple Ray, the Company assumed the outstanding options to purchase shares of Purple Ray common stock and converted such options into options to purchase approximately 163,000 shares of the Company’s stock. The options had exercise prices ranging from $0.31 to $3.06 with a weighted average exercise price of $2.16. No further options will be granted under this plan. Options to purchase 11,000 shares, 8,000 shares and 0 shares were exercisable at September 30, 2002, 2003, and 2004, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity of the 1989, 1996, 1998, Director and Purple Ray Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
	(in thousands, except per share data)
Balance at September 30, 2001	2,125	4,107	$2.56-$23.38	$9.36
Authorized	5,500	—	—	—
Purple Ray plan assumed	163	—	—	—
Purple Ray options converted	(163)	163	0.31- 3.06	2.16
Granted	(2,051)	2,051	3.32- 11.97	6.72
Exercised	—	(394)	0.31- 11.54	4.21
Canceled	419	(419)	2.56- 23.28	10.87

Balance at September 30, 2002	5,993	5,508	$0.31-$23.38	$8.42
Granted	(2,208)	2,208	2.35- 6.60	3.32
Exercised	—	(455)	0.31- 11.54	5.20
Canceled	1,218	(1,274)	0.31- 23.38	8.71

Balance at September 30, 2003	5,003	5,987	$0.31-$23.38	$6.72
Granted	(1,030)	1,030	2.35- 16.85	10.80
Exercised	—	(1,442)	0.31- 13.81	5.31
Canceled	261	(261)	2.35- 23.38	8.45

Balance at September 30, 2004	4,234	5,314	$0.31-$18.56	$7.81

In connection with the acquisition of Purple Ray, the Company recorded approximately $889,000 of deferred stock-based compensation. The amortization of deferred-stock based compensation in connection with Purple Ray was approximately $111,000, $153,000, and $78,000 in fiscal 2002, 2003, and 2004, respectively. As a result of employee terminations in fiscal 2003, the Company reversed approximately $357,000 of unamortized deferred stock-based compensation. In addition, for certain options granted in fiscal 2004, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the market value at the date of grant. The compensation expense is amortized ratably over the vesting period of the option. Compensation expense amounting to $17,000 was recognized for the year ending September 30, 2004 related to the 2004 grants.

Outstanding and exercisable options presented by price range at September 30, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (Years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$0.31-$ 2.82	1,189	7.84	$2.75	548	$2.76
2.88- 6.60	1,129	7.00	4.45	663	4.25
6.75- 8.06	1,100	7.68	7.28	574	7.38
8.56- 13.81	1,132	7.06	11.20	744	11.74
13.92- 18.56	764	7.56	16.40	381	18.18

$0.31-$18.56	5,314	7.42	$7.81	2,910	$8.33

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Effective February 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code. The Purchase Plan initially had a term of 10 years. The Purchase Plan was extended by the Board of Directors and stockholders in fiscal 2004 and now expires in February 2015. Under the Company’s Purchase Plan, eligible employees may purchase shares of the Company’s common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. During fiscal 2002, 2003, and 2004, 155,000, 347,000 and 405,000 shares were issued under the plan, respectively. As of September 30, 2004, 770,000 shares were available under the plan for future issuance.

Note 9.    Income Taxes

The provision/(benefit) for income taxes consisted of the following for the years ended September 30:

	2002	2003	2004
	(in thousands)
Current:
Federal	$(3,250)	$—	$261
State	—	—	23
Foreign	30	3	204

Total current	$(3,220)	$3	$488

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$(3,220)	$3	$488

Pretax income (loss) from foreign operations was approximately $(3.5 million), $(4.0 million), and $(0.2 million) for 2002, 2003, and 2004, respectively.

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2002	2003	2004
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(22,228)	$(8,877)	$549
Unbenefited foreign losses	1,236	1,416	1,311
Valuation on deferred tax assets	20,276	7,464	—
Nontaxable gain on foreign investment	—	—	(90)
R&D and foreign tax credits	(2,403)	—	—
U.S. operating loss benefited	—	—	(1,166)
Reversal of previously provided taxes	—	—	(169)
Other individually immaterial items	(101)	—	53

Total provision	$(3,220)	$3	$488

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $80.1 million and $31.0 million, respectively. The federal and state net operating loss will expire at various dates beginning in 2014, if not utilized. The Company has federal research and development tax credit and foreign tax credit carryforwards of approximately $2.8 million and $2.3 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $1.8 million. The federal tax credits will expire at various dates beginning in 2005 through 2024, if not utilized. The California state research and development tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should it become effective, may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2003	2004
	(in thousands)
Deferred tax assets:
Depreciation	$830	$1,250
Inventory and other valuation reserves	8,860	16,830
Accrued expenses	4,380	2,950
Federal and state credit carryforwards	5,030	6,980
Federal and state net operating loss carryforwards	34,440	29,540
Other, net	1,420	2,870

Subtotal	54,960	60,120
Valuation allowance	(51,020)	(45,480)

Total deferred tax assets	$3,940	$14,940
Deferred tax liabilities:
Unrealized gain on investment	—	(10,020)
Equity investment basis difference	(3,940)	(4,920)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2004. The valuation allowance for deferred tax assets increased by $9.9 million in fiscal 2003 and decreased by $5.5 million in fiscal 2004. Approximately $12 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid in capital when recognized.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2002, 2003 and 2004 are as follows:

	Years Ended September 30,
	2002	2003	2004
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(67,540)	$(28,077)	$3,485

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,084	27,777	33,444
Dilutive effect of stock options	—	—	2,677

Denominator for diluted net income (loss) per share	27,084	27,777	36,121

Basic and diluted net income (loss) per share	$(2.49)	$(1.01)	$0.10

The above diluted calculation for the years ended September 30, 2002, 2003 and 2004 does not include approximately 5,508,000, 5,987,000 and 779,000 shares attributable to options outstanding as of September 30, 2002, 2003 and 2004, respectively, as their impact would be anti-dilutive. Of the 5,508,000 shares and 5,987,000 shares excluded from the fiscal 2002 and fiscal 2003 calculation, approximately 1,236,000 shares and 1,064,000 shares, respectively, were in the money but excluded solely because the Company had a net loss for that period.

Note 11.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2002	2003	2004
	(in thousands)
Net Sales
United States	$20,752	$12,852	$23,912
China	14,015	19,959	23,000
Hong Kong	7,512	12,617	40,401
Taiwan	8,913	24,321	41,268
Korea	1,865	10,540	9,604
Other Asia Pacific countries	6,933	7,734	21,371
Europe	10,084	9,609	19,309
Other North America	374	28	2,147

Total net sales	$70,448	$97,660	$181,012

Long-lived assets
United States	$7,942	$4,307	$3,633
Hong Kong	691	70	49
China	1,771	1,918	1,646
Other foreign locations	269	—	294

Total long-lived assets	$10,673	$6,295	$5,622

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately ($47,000), ($53,000) and $2,000 for the years ended September 30, 2002, 2003, and 2004, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

Note 12.    Commitments and Contingencies

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

Litigation

On June 16, 2003, Symbol Technologies, Inc. (“Symbol”) filed suit against the Company in the Supreme Court of the State of New York. The complaint alleged causes of action for breach of express warranty, negligent misrepresentation, breach of implied contract, negligence and breach of implied warranty of fitness for a particular purpose related to certain of the Company’s products purchased by Symbol. The complaint sought monetary damages in an amount of $5.0 million, pre-judgment interest and court costs. In October 2004, the parties settled this matter out of court and a stipulation of discontinuance with prejudice was approved by the court. The settlement of this litigation has been reflected in the Company’s September 30, 2004 financial results and did not have a material impact.

Operating Leases

The Company leases its facilities under operating lease agreements that expire at various dates through 2007. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2005 (net of expected sublease income of $131)	$1,863
2006 (net of expected sublease income of $22)	1,841
2007	782

Total minimum rental commitments	$4,486

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for the years ended September 30, 2002, 2003 and 2004 was approximately $1.3 million (net of sublease income of $550,000), $1.3 million (net of sublease income of $563,000) and $1.7 million (net of sublease income of $127,000), respectively.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2004, the Company had approximately $21.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun).

Note 13.    Employee Benefit Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $13,000 ($16,000 for participants older than 50) or 60% of their annual compensation for 2004. The Company elected to make no contributions during the years ended September 30, 2002, 2003 and 2004. Administrative expenses relating to the plan are insignificant.

Note 14.    Supplemental Cash Flow Information

	Years Ended September 30,
	2002	2003	2004
	(in thousands)
Cash paid for interest	$24	$10	$—
Cash paid (refunded) for income taxes	1,741	(1,929)	337
Stock issued in acquisition of Purple Ray	6,879	24	—
Assets acquired from Purple Ray	730	—	—
Liabilities assumed from Purple Ray	701	—	—

Note 15.    Transactions

In August 2000, the Company made a commitment for an equity investment in SMIC, the first 8-inch wafer foundry in China. In September 2003, the Company invested an additional $2.0 million in SMIC’s Series C round of financing. Prior to sales in fiscal 2004, the Company had invested a total of $42.0 million in SMIC. The Company has no further commitments to SMIC for additional equity investments.

On March 17, 2004, SMIC completed an IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million.

In February 2001, the Company invested $3.0 million for approximately 22% of E-CMOS located in Hsinchu, Taiwan. In fiscal 2002, the Company invested an additional $0.6 million in E-CMOS. In May 2003, the Company sold shares of E-CMOS for approximately $2.2 million which resulted in a pre-tax gain of $0.4 million. In September 2003, the Company sold shares of E-CMOS for approximately $0.6 million which resulted

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a pre-tax gain of $0.1 million. Effective May 2003, the Company’s ownership of E-CMOS became less than 20%, and the Company began accounting for E-CMOS on the cost basis. At September 30, 2004, the Company owned approximately 11% of E-CMOS.

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

On December 31, 2002, the Series B Preferred Stock converted into 701,203 shares of common stock. In addition, the existing Series B warrant was cancelled and exchanged for a new warrant for the purchase of 701,203 shares of Signia common stock at NT7.27 or approximately $0.1 million. The warrant expired in fiscal 2004.

On May 1, 2003, the Company entered into a Product License and Manufacturing Agreement with Signia for the right to cross license, manufacture and sell certain products as well as derivative products.

On July 2, 2003, the Company entered into a stock purchase agreement to acquire additional common shares of Signia Taiwan, of which the Company purchased 2,954,070 shares of common stock for NT$10 per share or approximately $0.9 million. In the quarter ended June 30, 2003, the Company recorded an impairment loss of approximately $1.3 million on the Signia investment based on the share price of the July 2003 investment. As of September 30, 2004, the carrying value of the investment in Signia was approximately $1.1 million.

Note 16.    Related Party Transactions

The Company sells and licenses memory products to ICSI. The Company currently has approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI.

The Company purchases goods and contract manufacturing services from ICSI. For the years ended September 30, 2002, 2003 and 2004, purchases of goods and services were approximately $3,309,000, $132,000 and $3,720,000, respectively. The Company also pays ICSI certain product development costs, license fees and royalties. For fiscal 2002, 2003 and 2004, these charges totaled approximately $2,905,000, $620,000 and $1,336,000, respectively.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in fiscal 2002, fiscal 2003 and in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the years ended September 30, 2002, 2003 and 2004, purchases of goods from SMIC were approximately $5,187,000, $39,490,000, and $38,799,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company sold memory products to Flextronics in fiscal 2003 and fiscal 2004. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia Technologies (“Signia”) in which the Company currently has approximately a 15% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the years ended September 30, 2003 and 2004, the Company provided services of approximately $523,000 and $2,799,000, respectively.

Accounts receivable from related parties consisted of the following at September 30:

	2003	2004
	(in thousands)
Flextronics	$355	$1,861
ICSI	276	646
Marubun	1,044	—
Signia	315	935

Total	$1,990	$3,442

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2002	2003	2004
	(in thousands)
Sales to related parties
Flextronics	$—	$616	$4,249
ICSI	1,118	(101)	2,053
Marubun	1,033	2,333	2,053
Others	—	6	276

Total	$2,151	$2,854	$8,631

Accounts payable to related parties consisted of the following at September 30:

	2003	2004
	(in thousands)
ICSI	$386	$782
SMIC	4,936	2,653

Total	$5,322	$3,435

Note 17.    Acquisition of Purple Ray

On February 13, 2002, the Company acquired Purple Ray, Inc. (“Purple Ray”) through a merger of Purple Ray with and into ISSI pursuant to the terms of an Agreement and Plan of Reorganization dated January 23, 2002. The results of Purple Ray’s operations have been included in the consolidated financial statements since that date.

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

The in-process technology acquired from Purple Ray was valued at $4.7 million. The write-off of the in-process technology acquired impacted the Company’s statement of operations in the year ended September 30, 2002. The value of the acquired in-process technology represents the value of technology in the development stage that had not yet reached technological feasibility. In reaching this determination, the Company used a present value net income approach and considered the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. The Company utilized a discount rate of 35% for the in-process technology, which it believes is commensurate with the inherent risk and the expected growth of the in-process products.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Investment in ICSI (unaudited)

The following summarizes financial information for ICSI at September 30:

	2003	2004
	(in thousands)
Current assets	$82,691	$90,191
Property, plant, and equipment and other assets	36,981	34,865
Current liabilities	41,957	57,545
Long-term debt	18,812	—

The following summarizes financial information for ICSI, for the twelve months ended September 30, 2002, 2003 and 2004:

	Twelve Months Ended September 30,
	2002	2003	2004
	(in thousands)
Net sales	$74,820	$96,209	$165,585
Gross profit (loss)	(3,411)	7,759	31,029
Net income (loss)	(18,773)	(9,233)	8,265

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

As a result of changes in ICSI’s convertible debenture price, as of September 30, 2004, the Company recorded an accumulated unrealized gain of approximately $200,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive income in the equity portion of the Company’s balance sheet. In addition, in fiscal 2004, the Company recorded charges of approximately $174,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at September 30, 2004 was approximately $3.2 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At September 30, 2003 and 2004, approximately, $1.8 million and $4.2 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2003 and 2004.

	Dec 31	Mar 31	June 30	Sept 30
	(in thousands, except per share data) (unaudited)
Fiscal 2003

Net sales	$21,038	$22,312	$24,285	$30,025
Gross profit (loss)	(1,222)	3,340	4,014	5,482
Operating loss	(11,685)	(6,192)	(4,609)	(2,622)
Net loss	$(12,689)	$(6,970)	$(5,940)	$(2,478)
Basic and diluted net loss per share	$(0.46)	$(0.25)	$(0.21)	$(0.09)

Fiscal 2004

Net sales	$40,255	$51,504	$58,129	$31,124
Gross profit (loss)	8,952	11,885	13,839	(7,979	)(1)
Operating income (loss)	521	2,342	3,845	(17,252)
Net income (loss)	$895	$12,512 (2)	$5,639	$(15,561	)(2)
Basic net income (loss) per share	$0.03	$0.38	$0.16	$(0.43)
Diluted net income (loss) per share	$0.03	$0.34	$0.15	$(0.43)

(1)	In the September 2004 quarter, the Company recorded inventory write-downs of $12.1 million. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.
(2)	In the March 2004 quarter, the Company sold certain shares of its SMIC stock and recorded gross proceeds of approximately $13.2 million resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million.

Note 20.    Subsequent Event (unaudited)

As of September 30, 2004, the Company owned approximately 15% of Signia Technologies, a privately held wireless chipset company based in Taiwan. In November 2004, as part of its strategy to diversify into non-memory products, the Company began to acquire additional shares of Signia Technologies. As of December 14, 2004, the Company has increased its ownership of Signia Technologies to approximately 66% by investing approximately $7.6 million. The Company may purchase additional shares of Signia Technologies in the future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 4, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

The identity of our Audit Committee members and information regarding the “audit committee financial expert” on our Audit Committee, as such term is defined in SEC regulations, is incorporated herein by reference to the section entitled “ Board of Directors Meetings and Committees—The Audit Committee” in the Proxy Statement.

The information regarding our code of ethics applicable to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement.

Item 11. Executive Compensation

The information appearing in our Proxy Statement contained in the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors,” and “Comparison of Total Cumulative Stockholder Return,” is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Principal Share Ownership—Beneficial Owners” and “Principal Share Ownership—Security Ownership of Management” in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

Information about principal accounting fees and services as well as related pre-approval policies appears under “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page XX of this Annual Report.

The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

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

3. Exhibits

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(9)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(5)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(8)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 66).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(b)	Exhibits
See (3) above
(c)	Financial statement schedules
See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ GARY L. FISCHER
Gary L. Fischer President, Chief Operating Officer and Chief Financial Officer

Date: December 14, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GARY L. FISCHER (Gary L. Fischer)	Director, President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ PING K. KO (Ping K. Ko)	Director

/s/ LIP-BU TAN (Lip-Bu Tan)	Director

/s/ HIDE TANIGAMI (Hide Tanigami)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

Date: December 14, 2004

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(9)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(5)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(8)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 66).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520)
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 26, 1999.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.