Form 10-Q
period 2004-12-31
INTEGRATED SILICON SOLUTION INC
filed 2005-02-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004 .

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

(408) 969-6600.

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

The number of outstanding shares of the registrant’s Common Stock as of February 4, 2005 was 36,614,630.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Net sales (See Note 14)	$30,575	$40,255
Cost of sales	36,351	31,303

Gross profit (loss)	(5,776)	8,952

Operating Expenses:
Research and development	5,090	4,540
Selling, general and administrative	4,221	3,891

Total operating expenses	9,311	8,431

Operating income (loss)	(15,087)	521
Other income (expense), net	606	96
Gain on sale of other investments	2,370	—

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	(12,111)	617
Provision for income taxes	1	12

Income (loss) before minority interest and equity in net loss of affiliated companies	(12,112)	605

Minority interest in net loss of consolidated subsidiary	95	—
Equity in net income (loss) of affiliated companies	(1,314)	290

Net income (loss)	$(13,331)	$895

Basic net income (loss) per share	$(0.37)	$0.03

Shares used in basic per share calculation	36,231	28,649

Diluted net income (loss) per share	$(0.37)	$0.03

Shares used in diluted per share calculation	36,231	31,935

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2004	September 30, 2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,290	$17,015
Restricted cash	—	1,500
Short-term investments	102,150	120,450
Accounts receivable	15,691	23,291
Accounts receivable from related parties (See Note 14)	3,443	3,442
Inventories	51,656	44,718
Other current assets	1,090	1,541

Total current assets	198,320	211,957
Property, equipment, and leasehold improvements, net	5,529	5,622
Other assets	91,724	83,285

Total assets	$295,573	$300,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,053	$27,058
Accounts payable to related parties (See Note 14)	13,039	3,435
Accrued compensation and benefits	2,521	2,431
Accrued expenses	4,741	4,903

Total current liabilities	38,354	37,827

Minority interest	2,509	—

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	337,075	336,524
Accumulated deficit	(107,174)	(93,843)
Unearned compensation	(195)	(218)
Accumulated comprehensive loss	25,000	20,570

Total stockholders' equity	254,710	263,037

Total liabilities and stockholders' equity	$295,573	$300,864

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(13,331)	$895
Depreciation and amortization	672	971
Amortization of intangibles and unearned compensation	102	19
Gain on sale of shares of Semiconductor Manufacturing International Corp. ("SMIC")	(2,370)	—
Loss on embedded derivative	22	59
Loss on disposal of asset	154	—
Net foreign currency transaction gains	(10)	(5)
Equity in net (income) loss of affiliated companies	1,314	(290)
Minority interest in net loss of consolidated subsidiary	(95)	—
Net effect of changes in current and other assets and current liabilities	3,010	389

Cash provided by (used in) operating activities	(10,532)	2,038

Cash flows from investing activities
Capital expenditures	(612)	(254)
Proceeds from partial sale of SMIC equity securities	4,519	—
Investment in Signia Technologies, Inc. ("Signia")	(6,675)	—
Purchases of available-for-sale securities	(64,800)	(100)
Sales of available-for-sale securities	83,100	—

Cash provided by (used in) investing activities	15,532	(354)

Cash flows from financing activities
Proceeds from issuance of common stock	551	3,081
Decrease in restricted cash	1,500	—

Cash provided by financing activities	2,051	3,081

Effect of exchange rate changes on cash and cash equivalents	224	(9)

Net increase in cash and cash equivalents	7,275	4,756
Cash and cash equivalents at beginning of period	17,015	19,992

Cash and cash equivalents at end of period	$24,290	$24,748

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

Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The Company has determined pro forma net loss and net loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three month periods ending December 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net income (loss) – as reported	$(13,331)	$895
Intrinsic value method expense included in reported net income (loss), net of tax	22	—
Fair value method expense, net of tax	(1,236)	(1,208)

Net loss – pro forma	$(14,545)	$(313)

Basic and diluted net income (loss) per share – as reported	$(0.37)	$0.03
Basic and diluted net income (loss) per share – pro forma	$(0.40)	$(0.01)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Concentrations

In the three months ended December 31, 2004, revenue recognized for one distributor accounted for 13% of total net sales. In the three months ended December 31, 2003, no single customer accounted for over 10% of net sales.

4. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consisted of the following:

	(In thousands)
	December 31, 2004	September 30, 2004
Cash	$17,327	$13,251
Money market instruments	6,860	3,764
Certificates of deposit	103	1,500
Municipal bonds	102,150	120,450

	$126,440	$138,965

All debt securities held at December 31, 2004 are due in less than one year.

5. Inventories

The following is a summary of inventories by major category:

	(In thousands)
	December 31, 2004	September 30, 2004
Purchased components	$18,645	$16,178
Work-in-process	2,277	3,463
Finished goods	30,734	25,077

	$51,656	$44,718

During the three months ended December 31, 2004, the Company recorded inventory write-downs of $9.6 million. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

6. Other Assets

Other assets consisted of the following:

	(In thousands)
	December 31, 2004	September 30, 2004
Investment in ICSI common stock	$15,125	$16,114
Investment in ICSI convertible debenture	3,591	3,180
Investment in SMIC	61,043	59,701
Other equity investments	2,885	3,962
Other	9,080	328

	$91,724	$83,285

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The market value of the Company’s investment in the common stock and convertible debentures of ICSI at December 31, 2004 was approximately $25.3 million and $3.6 million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of December 31, 2004 was approximately $19.5 million of which approximately $4.4 million is included in other comprehensive income as accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In the December 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $4.5 million and a pre-tax gain of approximately $2.4 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of December 31, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $32.5 million and the market value at December 31, 2004 was approximately $61.0 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

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

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Net income (loss)	$(13,331)	$895
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	3,894	(234)
Change in unrealized gains/(losses) on investments	536	160

Comprehensive income (loss)	$(8,901)	$821

The accumulated comprehensive loss component within the stockholders’ equity section of the Balance Sheet is comprised of foreign currency translation adjustments and the unrealized loss on investments.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2004	September 30, 2004
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,372)	$(4,698)
Other accumulated foreign currency translation adjustments	215	5
Accumulated net unrealized gain on SMIC	28,553	25,063
Accumulated net unrealized gain (loss) on other available-for-sale investments	604	200

Total accumulated other comprehensive income (loss)	$25,000	$20,570

8. Income Taxes

The provision for income taxes for the three month period ended December 31, 2004 of $1,000 consists of foreign withholding taxes. The provision for income taxes for the three month period ended December 31, 2003 of $12,000 consists of alternative minimum taxes.

9. Per Share Data

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(13,331)	$895

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	36,231	28,649
Dilutive stock options	—	3,286

Denominator for diluted net income (loss) per share	36,231	31,935

Basic net income (loss) per share	$(0.37)	$0.03

Diluted net income (loss) per share	$(0.37)	$0.03

The above diluted calculation does not include approximately 3,345,000 and 412,000 shares attributable to options as of December 31, 2004 and 2003, respectively, as their impact would be anti-dilutive. Of the 3,345,000 shares excluded from the December 31, 2004 calculation, approximately 1,309,000 shares were in the money but excluded solely because the Company had a net loss for that period.

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

11. Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

12. Commitments and Contingencies

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of December 31, 2004, the Company had approximately $4.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun). In addition, the Company had noncancelable purchase commitments of approximately $2.4 million to ICSI for certain finished goods inventories for which ICSI is providing contract manufacturing services.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Net sales
United States	$5,681	$5,240
China	4,875	4,041
Hong Kong	5,538	7,958
Taiwan	4,488	9,493
Korea	1,078	3,121
Other Asia Pacific countries	2,603	4,468
Europe	4,946	5,637
Other North America	1,366	297

Total net sales	$30,575	$40,255

	December 31, 2004	September 30, 2004
	(In thousands)
Long-lived assets
United States	$3,292	$3,633
Hong Kong	50	49
China	1,574	1,646
Taiwan	613	294

	$5,529	$5,622

14. Related Party Transactions

The Company sells and licenses memory products to ICSI. At December 31, 2004, the Company had approximately a 29% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI.

The Company purchases goods and contract manufacturing services from ICSI. For the three months ended December 31, 2004 and December 31, 2003, purchases of goods and services were approximately $300,000 and $844,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the three months ended December 31, 2004 and December 31, 2003, these charges totaled approximately $107,000 and $499,000, respectively.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the three months ended December 31, 2004 and December 31, 2003, purchases of goods from SMIC were approximately $17,267,000 and $7,143,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia Technologies (“Signia”). The Company had less a than 50% ownship interest through November 2004. In December 2004, the Company increased its ownership interest to approximately 66% at which time the Company began consolidating Signia’s results of operations. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004 and the three months ended December 31, 2003, the Company provided services of approximately $382,000 and $304,000, respectively, to Signia.

Accounts receivable from related parties consisted of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
Flextronics	$1,034	$1,861
ICSI	2,409	646
Signia	—	935

Total	$3,443	$3,442

The following table shows net sales to related parties:

	Three months ended December 31,
	2004	2003
	(In thousands)
Net sales to related parties
Flextronics	$1,769	$534
ICSI	1,085	188
Marubun USA	—	2,053
Others	115	21

Total	$2,969	$2,796

Accounts payable to related parties consisted of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
ICSI	$618	$782
SMIC	12,421	2,653

Total	$13,039	$3,435

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. Investment in Integrated Circuit Solution Inc. (“ICSI”)

The following summarizes financial information for ICSI, an equity investee.

	December 31, 2004	September 30, 2004
	(In thousands)
Current assets	$88,773	$90,191
Property, plant, and equipment and other assets	34,457	34,865
Current liabilities	56,943	57,545

	Three Months Ended December 31,
	2004	2003
	(In thousands)
Net sales	$26,842	$42,429
Gross profit	1,420	6,620
Net income (loss)	(4,445)	1,015

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. As a result of changes in ICSI’s convertible debenture price, the Company has recorded an accumulated unrealized gain of approximately $604,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive loss. In addition, in the three months ended December 31, 2004, the Company recorded a charge of approximately $22,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at December 31, 2004 was approximately $3.6 million.

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. At December 31, 2004 and September 30, 2004, approximately $2.9 million and $4.2 million, respectively, of undistributed earnings of 50% or less owned companies accounted for using the equity method are included in consolidated retained earnings. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

16. Acquisition of Signia Technologies Inc. (“Signia”)

On December 14, 2004, the Company announced that it increased its ownership in Signia to approximately 66% of the outstanding shares. Signia is a privately held wireless chipset company based in Taipei, Taiwan. The Company has held a minority equity interest in Signia for several years and has held a seat on the Signia board. The two companies have worked closely together in wireless joint product development.

Signia has focused on RF chipsets for the consumer electronics market. Signia has a family of Bluetooth ™ compliant, 2.4G RF devices and also proprietary 2.4G RF devices. One element of ISSI’s strategy is to diversify into non-memory products. Increasing its stake in Signia furthers this strategy.

ISSI has increased its ownership to approximately 66% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.0 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, the Company owned approximately 15% of the outstanding equity

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

of Signia and accounted for its investment on the cost basis. Since the Company increased its ownership to 66%, beginning from December 1, 2004 the Company will consolidate Signia’s financial statements with its own. The total purchase price, including the previous investment of $1.0 million, is $9.0 million

The allocation of the purchase price of Signia is preliminary as the Company has not completed its valuation of the acquired assets, including acquired intangibles. Although the Company has not completed its assessment, it believes that acquired intangibles include both developed technology as well as in-process research and development (“IPR&D”). Any amounts allocated to IPR&D will be expensed as there is no guarantee of future value associated with these intangibles. Therefore, the Company anticipates recording a charge related to these amounts once its estimate is complete. The Company expects to complete its preliminary purchase allocation in the March 2005 quarter.

17. Subsequent Event

On January 25, 2005, ISSI announced the execution on such date of a Merger Agreement (the “Merger Agreement”) between Integrated Silicon Solution (Taiwan), Inc. (“ISSI-Taiwan”) and ICSI. ISSI-Taiwan is incorporated under the laws of the Republic of China and is a wholly-owned subsidiary of ISSI. ICSI is incorporated under the laws of the Republic of China and its common stock is publicly traded in Taiwan. Prior to the transaction, ISSI owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.6 million of convertible debentures of ICSI. Jimmy Lee and Hide Tanagami, directors of ISSI, are members of the Board of Directors of ICSI. Pursuant to the Merger Agreement, ICSI will merge with ISSI-Taiwan with ISSI-Taiwan being the surviving company. The consideration to be paid by ISSI in connection with the merger is cash in the aggregate amount of approximately $69 million (excluding the value of the shares of ICSI held by ISSI prior to the transaction). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and is subject to approval of the shareholders of ICSI, regulatory approvals and other customary closing conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Historically, our SRAM product family generated most of our revenue. However, in the year 2001, the high-end networking and telecom markets slowed and this impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2004 and the first quarter of fiscal 2005.

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

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. While the average selling prices for certain of our products had increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced further declines in the average selling prices for certain of our products in the December 2004 quarter. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 70%, 87%, 87% and 81% in fiscal 2002, 2003 and 2004 and the first quarter of fiscal 2005, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,			Three Months Ended December 31, 2004
	2002	2003	2004
Asia	56%	77%	75%	61%
Europe	14	10	11	16
U.S.	30	13	13	19
Other	—	—	1	4

Total	100%	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for fiscal 2005 and fiscal 2004 reflect accounting for Integrated Circuit Solution, Inc. (ICSI) on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2004 and fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia Technologies Inc. (Signia) on the cost basis. Effective December 2004, our ownership of Signia became greater than 50% and we began consolidating the results of Signia. Our financial results for fiscal 2005 and fiscal 2004 reflect accounting for E-CMOS Technology Corporation (E-CMOS), GetSilicon, and NexFlash Technologies (NexFlash) on the cost basis. Our financial results for fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of December 31, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At December 31, 2004, we owned approximately 29% of ICSI, approximately 11% of E-CMOS, approximately 16% of GetSilicon, approximately 14% of NexFlash, approximately 66% of Signia Technologies and less than 2% of SMIC.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; and (iv) the valuation of our non-marketable equity securities, which impacts gains and losses on equity securities when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At December 31, 2004, our strategic investments in non-marketable securities totaled $2.9 million.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our fourth quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 24% to $30.6 million in the three months ended December 31, 2004 from $40.3 million in the three months ended December 31, 2003. The decrease in sales was principally due to a decrease in the average selling prices of our DRAM products, specifically our 64 and 128 Mb devices, in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The decline in unit shipments of our SRAM products in the three months ended December 31, 2004 compared to the three months ended December 31, 2003, more than offset the increase in the average selling prices resulting in an overall decrease in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2004, revenue recognized for one distributor accounted for 13% of our total net sales. In the three months ended December 31, 2003, no single customer accounted for over 10% of net sales.

Gross profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $14.7 million to $5.8 million gross loss in the three months ended December 31, 2004 from $9.0 million gross profit in the three months ended December 31, 2003. Gross margin decreased to (18.9)% in the three months ended December 31, 2004 from 22.2% in the three months ended December 31, 2003. Our gross margin for the three months ended December 31, 2004 included inventory write-downs of $9.6 million predominately for lower of cost or market accounting. Excluding the inventory write-downs in the three months ended December 31, 2004, the decrease in gross profit was principally due to a decrease in the average selling prices of our DRAM products, specifically our 64 and 128 Mb devices, in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Reductions in the unit shipments of our SRAM products more than offset increases in the average selling prices of such products in the three months ended December 31, 2004 compared to the three months ended December 31, 2003, resulting in a decrease in gross profit. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 12% to $5.1 million in the three months ended December 31, 2004 compared to $4.5 million in the three months ended December 31, 2003. As a percentage of net sales, research and development expenses increased to 16.6% in the three months ended December 31, 2004 from 11.3% in the three months ended December 31, 2003. The increase in absolute dollars was primarily the result of an increase in mask costs and other expenses associated with new product development. In addition, payroll related expenses increased in the three months ended December 31, 2004 as salary reductions that were in place in the three months ended December 31, 2003 were no longer in effect. The acquisition of a majority interest in Signia and the resulting consolidation of their financial results also contributed to the increase in research and development expenses. We expect that our research and development expenses will increase in the March 2005 quarter as a result of costs associated with the reduction in force announced in January 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased by 8% to $4.2 million in the three months ended December 31, 2004 from $3.9 million in the three months ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 13.8% in the three months ended December 31, 2004 from 9.7% in the three months ended December 31, 2003. The increase in absolute dollars was the primarily result of a write-off of approximately $154,000 for software due to the cancellation of an implementation program. In addition, payroll related expenses increased in the three months ended December 31, 2004 as salary reductions that were in place in the three months ended December 31, 2003 were no longer in effect. The acquisition of a majority interest in Signia and the resulting consolidation of their financial results also contributed to the increase in selling, general and administrative expenses. This was partially offset by decreased selling commissions associated with lower revenues in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Changes in corporate governance rules, in particular, complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, have and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Other income (expense), net. Other income, net was $0.6 million in the three months ended December 31, 2004 compared to $0.1 million in the three months ended December 31, 2003. In the three months ended December 31, 2004, interest income increased by approximately $0.5 million compared to the three months ended December 31, 2003 as the result of higher cash balances.

Gain on sale of investments. In the three months ended December 31, 2004, we sold shares of SMIC for approximately $4.5 million which resulted in a pre-tax gain of $2.4 million. We did not sell any investments in the three months ending December 31, 2003.

Provision (benefit) for income taxes. The provision for income taxes for the three month period ended December 31, 2004 of $1,000 consists of foreign withholding taxes. The provision for income taxes for the three month period ended December 31, 2003 of $12,000 consists of alternative minimum taxes.

Minority interest in net loss of consolidated subsidiary. In December 2004, we increased our ownership in Signia to approximately 66% of the outstanding shares from 15% at September 30, 2004. The cost of this additional investment was approximately $8.0 million in cash. Signia is a privately held wireless chipset company based in Taipei, Taiwan. The results of their operations are included in our consolidated financial statements as of December 2004. The minority interest in net loss of consolidated subsidiary represents the minority shareholders’ proportionate share of the net loss of Signia for the month of December 2004.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was a $1.3 million loss in the three months ended December 31, 2004 compared to $0.3 million income in the three months ended December 31, 2003. This primarily reflects a decline in ICSI’s financial results in the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $126.4 million. During the three months ended December 31, 2004, operating activities used cash of approximately $10.5 million compared to $2.0 million generated in the three months ended December 31, 2003. Cash used by operations was primarily due to net loss of $13.3 million adjusted for the gain on the sale of SMIC shares of $2.4 million, equity in net loss of affiliated companies of $1.3 million, depreciation of $0.7 million, other non-cash items of $0.2 million and increases in inventories of $5.4 million, decreases in accounts payable of $0.7 million and decreases in accrued expenses of $0.3 million. This was partially offset by decreases in accounts receivables of $8.6 million, and decreases in other assets of $0.8 million.

In the three months ended December 31, 2004, we generated $15.5 million from investing activities compared to $0.4 million used in the three months ended December 31, 2003. The cash generated from investing activities in the three months ended December 31, 2004 primarily resulted from net sales of available-for-sale securities of $18.3 million. In addition, in the December 2004 quarter, we generated approximately $4.5 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.4 million. We used approximately $6.7 million for our additional investment in Signia which is comprised of cash used for the purchase of Signia shares of $7.6 million less cash acquired in consolidation of Signia of $0.9 million. The cash used for investing activities in the three months ended December 31, 2003 partially resulted from net purchases of available-for-sale securities of $0.1million.

In the three months ended December 31, 2004, we made capital expenditures of approximately $0.6 million for test equipment and engineering tools. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware.

We generated $2.1 million from financing activities during the three months ended December 31, 2004 compared to $3.1 million in the three months ended December 31, 2003. The source of financing for the current quarter was a decrease in restricted cash of $1.5 million and proceeds from the issuance of common stock of $0.6 million from stock option exercises. The primary source of financing for the three months ended December 31, 2003 was proceeds from the issuance of common stock of $3.1 million from stock option exercises.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $4.1 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On January 25, 2005, we announced the execution on such date of a Merger Agreement (the “Merger Agreement”) between Integrated Silicon Solution (Taiwan), Inc. (“ISSI-Taiwan”) and ICSI. Prior to the transaction, we owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.6 million of convertible debentures of ICSI. The consideration to be paid by us in connection with the merger is cash in the aggregate amount of approximately $69 million (excluding the value of the shares of ICSI held by us prior to the transaction). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and is subject to approval of the shareholders of ICSI, regulatory approvals and other customary closing conditions. We anticipate that the merger will be completed in the June 2005 quarter.

Our contractual cash obligations at December 31, 2004 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,080	$1,424	$1,864	$792	$—
Purchase obligations with wafer foundries	4,040	4,040	—	—	—
Non-cancelable purchase commitments	2,355	2,355	—	—	—

Total contractual cash obligations	$10,475	$7,819	$1,864	$792	$—

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in competitors, wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Certain Factors Which May Affect Our Business or Future Operating Results

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred a loss of $13.3 million in the first quarter of fiscal 2005, which included an inventory write-down of $9.6 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We expect to incur a loss in the March 2005 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

Approximately 94% of our net sales are derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2004, we experienced a sequential decline in revenue from $58.1 million in our June 2004 quarter to $31.1 million in our September 2004 quarter. This decline was a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of our products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the March 2005 quarter compared to the December 2004 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. For example, our sales declined significantly in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004 due to an oversupply of DRAM devices in the market and a general softness in SRAM demand. As a result, our sales in the digital consumer and networking markets declined significantly in the September 2004 quarter and they remained at a lower level in the December 2004 quarter. We are unable to predict when or to what extent the digital consumer and networking markets will recover. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that our industry will remain cyclical, but are unable to predict when any upturn or downturn will occur or how long they will last.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005, we recorded inventory write-downs of $4.1 million, $17.3 million and $9.6 million, respectively. The inventory write-downs were predominately for lower of cost or market accounting on our products, and to a lesser extent, excess inventory.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In the three months ended December 31, 2004, revenue recognized for one distributor accounted for 13% of our total net sales. In fiscal 2004, no single customer accounted for over 10% of our total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. During the September quarter of fiscal 2004, we experienced cancelled or reduced orders from some of our larger customers that adversely impacted our operating results. We may not be able to retain our key customers, such customers may cancel or reschedule orders, and in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the three months ended December 31, 2004, approximately 19% of our net sales was attributable to customers located in the U.S., 16% was attributable to customers located in Europe and 61% was attributable to customers located in Asia. In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to shipments in the U.S., 10% was attributable to shipments in Europe and 77% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At December 31, 2004, our strategic investments in non-marketable securities totaled $2.9 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately $0.4 million and $1.3 million in impairment losses during fiscal 2002 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $32.5 million and a market value at December 31, 2004 of approximately $61.0 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at December 31, 2004.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 29% of the equity of our former wholly-owned subsidiary, ICSI, at December 31, 2004. Our financial results for the first quarter of fiscal 2005 and fiscal 2004 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. On January 25, 2005 we announced our intent to acquire the remaining 71% of ICSI that we do not currently own. We believe that this transaction will be concluded in the June 2005 quarter at which time we will consolidate ICSI’s financial results with ours. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. The market value of our investment in the common stock of ICSI at December 31, 2004 was approximately $25.3 million, based on quoted market prices. As our total carrying value of this investment as of December 31, 2004 was approximately $19.5 million, of which $15.1 million is included in other assets and $4.4 million is included in other comprehensive income in the equity portion of our balance sheet, a significant decline in the stock price of ICSI may require us to record an impairment loss related to these shares.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, the Financial Accounting Standards Board (FASB) has issued changes to US GAAP that will require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after July 1, 2005. This regulation will negatively impact our earnings. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

In this regard, on December 14, 2004, we announced that we increased our ownership in Signia to approximately 66% of the outstanding shares. The cost of this additional investment was approximately $8.0 million in cash. We may encounter difficulties in effectively working with Signia. Furthermore, we could be subject to charges for impairment if Signia’s business materially declines. There is no assurance that Signia or any future acquisitions will contribute positively to our business or operating results.

Further, on January 25, 2005, we announced the execution on such date of a Merger Agreement (the “Merger Agreement”) between Integrated Silicon Solution (Taiwan), Inc. (“ISSI-Taiwan”) and ICSI. Prior to the transaction, we owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.6 million of convertible debentures of ICSI. The consideration to be paid by us in connection with the merger is cash in the aggregate amount of approximately $69 million (excluding the value of the shares of ICSI held by us prior to the transaction). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and is subject to approval of the shareholders of ICSI, regulatory approvals and other customary closing conditions. We anticipate that the merger will be completed in the June 2005 quarter. We may encounter difficulties in integrating ICSI’s operations with ours.

Furthermore, the costs of the combined operations may be higher than anticipated. There is no assurance that ICSI will contribute positively to our business or operating results.

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

In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, on March 24, 2003, our closing stock price was $2.26 per share, rose to $19.87 per share on January 13, 2004, and subsequently declined to $6.11 per share on January 27, 2005.

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

Terrorist acts, conflicts or wars (wherever located around the world), as well as future events occurring in response or connection to them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies (such as the war in Iraq), conflict between China and Taiwan, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2004 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $102.2 million at December 31, 2004. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in our interest income.

We own approximately 29% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of December 31, 2004 was approximately $19.5 million of which $15.1 million is included in other assets and $4.4 million is included in other comprehensive income in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at December 31, 2004 was approximately $25.3 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.6 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of December 31, 2004, we recorded an accumulated unrealized gain of approximately $604,000 related to the ICSI convertible debentures. This gain was included in other comprehensive income in the equity portion of our balance sheet. In addition, in the three months ended December 31, 2004, we recorded a charge of approximately $22,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. In the September 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In the December 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $4.5 million and a pre-tax gain of approximately $2.4 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of December 31, 2004 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $32.5 million and the market value at December 31, 2004 was approximately $61.0 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at December 31, 2004.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $2.9 million at December 31, 2004. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately a $1.3 million impairment loss on our investment in Signia Technologies during fiscal 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 5. Other Information.

At our annual meeting of stockholders held on February 4, 2005 (“2005 Annual Meeting”), our stockholders approved an amendment to our 1993 Employee Stock Purchase Plan (“ESPP”) to increase the number of shares available for issuance thereunder by 800,000, bringing the total number of shares issuable under the ESPP to 3,650,000. Employees of the Company, including our officers, are eligible to participate in the ESPP provided that such person satisfies the other eligibility requirements set forth in the ESPP, a copy of which is provided as an exhibit to this report.

At our 2005 Annual Meeting, our stockholders also approved an amendment to our 1995 Director Stock Option Plan (“Director Plan”) to (i) increase the shares reserved for issuance thereunder by 100,000 shares, bringing the total number of shares issuable under the Director Plan to 225,000 shares and (ii) extend the termination date of the plan from February 2, 2005 to February 2, 2015. Under the Director Plan, as amended, a copy of which is provided as an exhibit to this report, each of our non-employee directors is automatically granted an option to purchase 10,000 shares of our common stock on the date on which such person first becomes an outside director. In addition, each non-employee director is automatically granted a subsequent option to purchase 2,500 shares of our common stock on the date on which such person is re-elected by our stockholders as a director if on such date he or she shall have served on the Company’s Board of Directors for at least the preceding six months.

Item 6. Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 10.1	1993 Employee Stock Purchase Plan, as amended.

Exhibit 10.2	1995 Director Stock Option Plan, as amended.

Exhibit 31	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 9, 2005	/s/ Gary L. Fischer
Gary L. Fischer
President, Chief Operating Officer,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)