Form 10-Q
period 2005-03-31
INTEGRATED SILICON SOLUTION INC
filed 2005-05-10
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(408) 969-6600

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

The number of outstanding shares of the registrant’s Common Stock as of April 29, 2005 was 36,832,885.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales (See Note 14)	$35,674	$51,504	$66,249	$91,759
Cost of sales	31,148	39,619	67,499	70,922

Gross profit (loss)	4,526	11,885	(1,250)	20,837

Operating expenses:
Research and development	4,636	5,381	9,726	9,921
Selling, general and administrative	5,388	4,162	9,609	8,053
In-process research and development	435	—	435	—

Total operating expenses	10,459	9,543	19,770	17,974

Operating income (loss)	(5,933)	2,342	(21,020)	2,863
Other income (expense), net	820	896	1,426	992
Gain on sale of other investments	535	8,740	2,905	8,740

Income (loss) before income taxes, minority interest and equity in net (income) loss of affiliated companies	(4,578)	11,978	(16,689)	12,595
Provision for income taxes	16	366	17	378

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(4,594)	11,612	(16,706)	12,217
Minority interest in net loss of consolidated subsidiary	91	—	186	—
Equity in net income (loss) of affiliated companies	(9,328)	900	(10,642)	1,190

Net income (loss)	$(13,831)	$12,512	$(27,162)	$13,407

Basic net income (loss) per share	$(0.38)	$0.38	$(0.75)	$0.43

Shares used in basic per share calculation	36,460	33,350	36,346	31,000

Diluted net income (loss) per share	$(0.38)	$0.34	$(0.75)	$0.39

Shares used in diluted per share calculation	36,460	36,550	36,346	34,242

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2005	September 30, 2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,100	$17,015
Restricted cash	314	1,500
Short-term investments	75,650	120,450
Accounts receivable, net	17,636	23,291
Accounts receivable from related parties (See Note 14)	5,718	3,442
Inventories	36,018	44,718
Other current assets	1,771	1,541

Total current assets	175,207	211,957
Property, equipment, and leasehold improvements, net	4,997	5,622
Other assets	85,978	83,285

Total assets	$266,182	$300,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,477	$27,058
Accounts payable to related parties (See Note 14)	11,386	3,435
Accrued compensation and benefits	2,180	2,431
Accrued expenses	6,344	4,903

Total current liabilities	29,387	37,827
Minority interest	1,675	—
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	338,209	336,524
Accumulated deficit	(121,005)	(93,843)
Unearned compensation	(172)	(218)
Accumulated comprehensive income	18,084	20,570

Total stockholders’ equity	235,120	263,037

Total liabilities and stockholders’ equity	$266,182	$300,864

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(27,162)	$13,407
Depreciation and amortization	1,400	1,889
Amortization of intangibles and unearned compensation	227	50
In-process research & development charge	435	—
Gain on sale of shares of Semiconductor Manufacturing International Corp. (“SMIC”)	(2,905)	(8,740)
(Gain) loss on embedded derivative	21	(252)
Loss on disposal of asset	154	—
Gain on liquidation of D2Code	—	(282)
Net foreign currency transaction losses	4	(8)
Equity in net (income) loss of affiliated companies	10,642	(1,190)
Minority interest in net loss of consolidated subsidiary	(186)	—
Net effect of changes in current and other assets and current liabilities	5,062	(14,751)

Cash used in operating activities	(12,308)	(9,877)
Cash flows from investing activities
Capital expenditures	(796)	(332)
Proceeds from partial sale of SMIC equity securities	5,627	13,236
Investment in Signia Technologies, Inc. (“Signia”)	(6,827)	—
Investment in Integrated Circuit Solution, Inc. (“ICSI”)	(11,849)	—
Investment in NexFlash	(452)	—
Purchases of available-for-sale securities	(79,300)	(108,200)
Sales of available-for-sale securities	124,100	13,550

Cash provided by (used in) investing activities	30,503	(81,746)
Cash flows from financing activities
Proceeds from issuance of common stock	1,685	99,076
Decrease in restricted cash	1,186	—

Cash provided by financing activities	2,871	99,076

Effect of exchange rate changes on cash and cash equivalents	19	5
Net increase in cash and cash equivalents	21,085	7,458
Cash and cash equivalents at beginning of period	17,015	19,992

Cash and cash equivalents at end of period	$38,100	$27,450

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

Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The Company has determined pro forma net income (loss) and net income (loss) per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three and six month periods ending March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) – as reported	$(13,831)	$12,512	$(27,162)	$13,407
Intrinsic value method expense included in reported net income (loss), net of tax	23	—	46	—
Fair value method expense, net of tax	(559)	(1,160)	(1,796)	(2,346)

Net income (loss) – pro forma	$(14,367)	$11,352	$(28,912)	$11,061

Basic net income (loss) per share – as reported	$(0.38)	$0.38	$(0.75)	$0.43
Diluted net income (loss) per share – as reported	$(0.38)	$0.34	$(0.75)	$0.39
Basic net income (loss) per share – pro forma	$(0.39)	$0.34	$(0.80)	$0.36
Diluted net income (loss) per share – pro forma	$(0.39)	$0.31	$(0.80)	$0.33

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Concentrations

Sales to ATM Electronic Corporation accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Revenue recognized for Arrow Electronics accounted for approximately 10% and 11% of total net sales for the three and six months ended March 31, 2005, respectively. Sales to Asian Information Technology Inc. accounted for approximately 12% and 10% of total net sales for the three and six months ended March 31, 2004, respectively. Sales to ATM Electronic Corporation accounted for approximately 10% and 9% of total net sales for the three months and six months ended March 31, 2004, respectively.

4. Cash, Cash Equivalents, Restricted Cash and Short-term Investments

Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

	(In thousands)
	March 31, 2005	September 30, 2004
Cash	$30,908	$13,251
Cash equivalents - Money market instruments	7,192	3,764
Restricted cash - Certificates of deposit	314	1,500
Short-term investments - Municipal bonds	75,650	120,450

	$114,064	$138,965

All debt securities held at March 31, 2005 are due in less than one year.

5. Inventories

The following is a summary of inventories by major category:

	(In thousands)
	March 31, 2005	September 30, 2004
Purchased components	$12,869	$16,178
Work-in-process	3,119	3,463
Finished goods	20,030	25,077

	$36,018	$44,718

During the three and six months ended March 31, 2005, the Company recorded inventory write-downs of $1.3 million and $10.9 million, respectively. The inventory write-downs primarily related to valuing inventory at the lower-of-cost-or-market and to adjust inventory valuation for certain excess and obsolete products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Other Assets

Other assets consisted of the following:

	(In thousands)
	March 31, 2005	September 30, 2004
Investment in ICSI common stock (See Note 15 and Note 17)	$17,234	$16,114
Investment in ICSI convertible debenture	3,750	3,180
Investment in SMIC	53,897	59,701
Other equity investments	3,336	3,962
Other	7,761	328

	$85,978	$83,285

The market value of the Company’s investment in the common stock and convertible debentures of ICSI at March 31, 2005 was approximately $39.8 million and $3.8 million, respectively, based on quoted market prices. Since ICSI is accounted for under the equity method of accounting, the carrying value of the Company’s investment in ICSI’s common stock differs from the market value. The Company’s total carrying value for ICSI common stock as of March 31, 2005 was approximately $22.0 million of which approximately $4.8 million is included in other comprehensive income as an accumulated foreign currency translation adjustment in the equity portion of the balance sheet.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company sold certain shares of its SMIC stock in the IPO, and recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In the December 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $4.5 million and a pre-tax gain of approximately $2.4 million. In the March 2005 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $1.1 million and a pre-tax gain of approximately $0.5 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of March 31, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s remaining shares in SMIC is approximately $31.9 million and the market value at March 31, 2005 was approximately $54.0 million. The market value of SMIC shares is subject to fluctuation and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

In the fourth quarter of fiscal 2004, the Company recorded approximately a $0.3 million impairment loss on one of its equity investments accounted for under the cost method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$(13,831)	$12,512	$(27,162)	$13,407
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(472)	273	64	39
Change in unrealized gains/losses on investments	(6,444)	61,449	(2,550)	61,609

Comprehensive income (loss)	$(20,747)	$74,234	$(29,648)	$75,055

The accumulated comprehensive income (loss) component within the stockholders’ equity section of the Company’s balance sheet is comprised of foreign currency translation adjustments and unrealized gains and losses on investments.

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31, 2005	September 30, 2004
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$(4,785)	$(4,698)
Other accumulated foreign currency translation adjustments	156	5
Accumulated net unrealized gain on SMIC	21,980	25,063
Accumulated net unrealized gain (loss) on other available-for-sale investments	733	200

Total accumulated other comprehensive income (loss)	$18,084	$20,570

8. Income Taxes

The provision for income taxes for the three month and six month periods ended March 31, 2005 of $16,000 and $17,000, respectively, consists solely of foreign withholding taxes. The Company has a full valuation allowance against its deferred tax assets due to its operating loss history and has not recorded any tax benefit for its deferred tax assets for the three month and six month periods ended March 31, 2005. The provision for income taxes for the three month and six month periods ended March 31, 2004 of $366,000 and $378,000, respectively, consists of alternative minimum taxes.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(13,831)	$12,512	$(27,162)	$13,407

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	36,460	33,350	36,346	31,000
Dilutive stock options	—	3,200	—	3,242

Denominator for diluted net income (loss) per share	36,460	36,550	36,346	34,242

Basic net income (loss) per share	$(0.38)	$0.38	$(0.75)	$0.43

Diluted net income (loss) per share	$(0.38)	$0.34	$(0.75)	$0.39

The above diluted calculation for the three months ended March 31, 2005 and March 31, 2004 does not include approximately 3,907,000 shares and 394,000 shares attributable to options as of March 31, 2005 and 2004, respectively, as their impact would be anti-dilutive. The above diluted calculation for the six months ended March 31, 2005 and 2004, does not include approximately 3,479,000 shares and 414,000 shares attributable to options as of March 31, 2005 and 2004, respectively, as their impact would be anti-dilutive. Of the 3,907,000 shares and 3,479,000 shares excluded from the three and six month ended March 31, 2005 calculation, approximately 907,000 shares and 1,111,000 shares, respectively, had exercise prices less than the daily average closing price of the Company’s stock during the period but were excluded under the treasury stock method solely because the Company had a net loss for that period.

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

11. Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date of the option-expensing requirements of SFAS 123R. The Company is now required and plans to adopt SFAS 123R in the first quarter of fiscal 2006, beginning October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

12. Commitments and Contingencies

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of March 31, 2005, the Company had approximately $1.3 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun). In addition, the Company had noncancelable purchase commitments of approximately $3.7 million to ICSI for certain finished goods inventories for which ICSI is providing contract manufacturing services.

Write-off of Excess Facility Space

In the three months ended March 31, 2005, the Company recorded a $1.1 million write-off of excess facility space in its Santa Clara headquarters.

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net sales
United States	$6,547	$6,757	$12,228	$11,997
China	7,633	4,926	12,508	8,967
Hong Kong	5,900	12,040	11,438	19,998
Taiwan	8,565	15,922	13,052	25,415
Korea	1,526	2,491	2,604	5,612
Other Asia Pacific countries	2,278	4,729	4,881	9,197
Europe	3,022	4,310	7,969	9,947
Other North America	203	329	1,569	626

Total net sales	$35,674	$51,504	$66,249	$91,759

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	March 31, 2005	September 30, 2004
	(In thousands)
Long-lived assets
United States	$2,814	$3,633
Hong Kong	45	49
China	1,567	1,646
Taiwan	571	294

	$4,997	$5,622

14. Related Party Transactions

The Company sells and licenses memory products to ICSI. At March 31, 2005, the Company had approximately a 41% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is a director of ICSI.

The Company purchases goods and contract manufacturing services from ICSI. For the six months ended March 31, 2005 and March 31, 2004, purchases of goods and services were approximately $786,000 and $2,332,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the six months ended March 31, 2005 and March 31, 2004, these charges totaled approximately $156,000 and $570,000, respectively.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the six months ended March 31, 2005 and March 31, 2004, purchases of goods from SMIC were approximately $29,021,000 and $16,907,000, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia Technologies (“Signia”). The Company had less a than 50% ownership interest through November 2004. In December 2004, the Company acquired a majority ownership interest in Signia at which time the Company began consolidating Signia’s results of operations. At March 31, 2005, the Company had approximately a 68% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004 and the six months ended March 31, 2004, the Company provided services of approximately $382,000 and $1,863,000, respectively, to Signia.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accounts receivable from related parties consisted of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
Flextronics	$558	$1,861
ICSI	5,160	646
Signia	—	935

Total	$5,718	$3,442

The following table shows net sales to related parties:

	Six months ended March 31,
	2005	2004
	(In thousands)
Net sales to related parties
Flextronics	$2,420	$1,124
ICSI	2,003	879
Marubun USA	—	2,053
Others	115	39

Total	$4,538	$4,095

Accounts payable to related parties consisted of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
ICSI	$853	$782
SMIC	10,533	2,653

Total	$11,386	$3,435

15. Investment in Integrated Circuit Solution Inc.

The following summarizes financial information for ICSI, an equity investee.

	March 31, 2005	September 30, 2004
	(In thousands)
Current assets	$63,369	$90,191
Property, plant, and equipment and other assets	26,418	34,865
Current liabilities	50,206	57,545

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Net sales	$51,058	$87,693
Gross profit (loss)	(13,653)	16,214
Net income (loss)	(32,687)	5,812

In the June 2002 quarter, the Company invested approximately $3.2 million in convertible debentures issued by ICSI. As a result of changes in ICSI’s convertible debenture price, the Company has recorded an accumulated unrealized gain of approximately $733,000 related to the ICSI convertible debentures. The unrealized gain is included in accumulated other comprehensive loss. In addition, in the six months ended March 31, 2005, the Company recorded a charge of approximately $21,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). The market value of the Company’s convertible debentures at March 31, 2005 was approximately $3.8 million.

On January 25, 2005, ISSI announced the execution on such date of a Merger Agreement (the “Merger Agreement”) between Integrated Silicon Solution (Taiwan), Inc. (“ISSI-Taiwan”) and ICSI. ISSI-Taiwan is incorporated under the laws of the Republic of China and is a wholly-owned subsidiary of ISSI. ICSI is incorporated under the laws of the Republic of China and its common stock is publicly traded in Taiwan. Prior to the transaction, ISSI owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.8 million of convertible debentures of ICSI. In the quarter ended March 31, 2005, the Company purchased additional shares of ICSI on the open market for approximately $11.8 million increasing its ownership percentage to approximately 41% at March 31, 2005. These shares were recorded at their acquisition cost. The Company will account for its purchase these shares as part of a step-acquisition. The purchase price accounting will be recorded upon the consolidation of ICSI. The additional consideration to be paid by the Company in connection with the merger is cash in the aggregate amount of approximately $58 million (excluding the value of the shares of ICSI held by the Company at March 31, 2005). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and the shareholders of ICSI, and is subject to customary closing conditions. The Company currently anticipates this transaction will be completed in the September 2005 quarter.

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

16. Acquisition of Signia Technologies Inc.

In December 2004, the Company acquired a majority ownership interest in Signia. Signia is a privately held wireless chipset company based in Taipei, Taiwan. Signia has focused on RF chipsets for the consumer electronics market. Signia has a family of Bluetooth ™ compliant, 2.4G RF devices and also proprietary 2.4G RF devices. One element of ISSI’s strategy is to diversify into non-memory products. Increasing its stake in Signia furthers this strategy.

ISSI has increased its ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, the Company owned approximately 15% of the outstanding equity of Signia and accounted for its investment on the cost basis. Since the Company increased its ownership to 68%, beginning from December 1, 2004 the Company will consolidate Signia’s financial statements with its own. The total purchase price, including the previous investment of $1.1 million, is $9.2 million.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In the December 2004 quarter, the Company consolidated Signia based on preliminary valuation data. During the March 2005 quarter, the valuation data was refined and the Company’s best estimate has been presented as of March 31, 2005. Management is continuing to assess the valuation of the acquisition and potential adjustments could be made in the June 2005 quarter. The allocation of the purchase price of Signia includes both tangible assets and acquired intangibles including both developed technology as well as in-process research and development (“IPR&D”). The amounts allocated to IPR&D were expensed in the Company’s quarter ending March 31, 2005, as it was deemed to have no future value.

The estimated purchase price allocation is as follows (in thousands):

Net tangible assets	$3,354
Intangible assets:
In-process technology	435
Developed technology	1,626
Goodwill	5,630
Minority interest	(1,861)

Total estimated purchase price allocation	$9,184

The developed technology is being amortized over five years.

17. Subsequent Event

Effective May 1, 2005, the Company’s Chairman and Chief Executive Officer, Jimmy Lee, was appointed Chairman of ICSI and the ICSI board formally elected Mr. Lee as Chairman on May 6, 2005. The Company also agreed to loan $15.0 million to ICSI under loan documents executed on April 28, 2005, of which $13.0 million had been funded as of May 9, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective on April 28, 2005. As a result of these events, and changes in the management reporting structure of ICSI (which were effective as of May 1, 2005), the Company will begin consolidating the financial results of ICSI with its results as of May 1, 2005 in accordance with generally accepted accounting principles.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Historically, our SRAM product family generated most of our revenue. However, in the year 2001, the high-end networking and telecom markets slowed and this impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2004 and the three and six months ended March 31, 2005.

In order to limit and control our operating expenses, in recent years, we have reduced our headcount in the U.S. and transferred various functions to our subsidiary in Taiwan and our subsidiary in China. We believe this has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have more employees in Asia than we do in the U.S. Part of our outsourcing strategy includes licensing product designs. To control our R&D expenses, we regularly license some of our SRAM and DRAM designs from Integrated Circuit Solution Inc. (ICSI), other companies or our foundries. We also license our own designs to ICSI or other companies. We intend to continue these strategies going forward.

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

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced further declines in the average selling prices for certain of our products in the first two quarters of fiscal 2005. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 81%, 87%, 87% and 87% in the first six months of fiscal 2005, the first six months of fiscal 2004, fiscal 2004 and fiscal 2003, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. The increase in our revenues from Asia is due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2005	2004	2004	2003
Asia	67%	75%	75%	77%
Europe	12	11	11	10
U.S.	19	13	13	13
Other	2	1	1	—

Total	100%	100%	100%	100%

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

We hold equity interests in a number of other companies. We acquired these interests for strategic reasons, such as developing a strong relationship with a third-party wafer foundry we rely on to manufacture our products. Our financial results for the first six months of fiscal 2005 and fiscal 2004 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2004 and fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia Technologies Inc. (Signia) on the cost basis. Effective December 2004, our ownership of Signia became greater than 50% and we began consolidating the results of Signia. Our financial results for the first six months of fiscal 2005 and fiscal 2004 reflect accounting for E-CMOS Technology Corporation (E-CMOS), GetSilicon, and NexFlash Technologies (NexFlash) on the cost basis. Our financial results for fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International

Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of March 31, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At March 31, 2005, we owned approximately 41% of ICSI, approximately 11% of E-CMOS, approximately 14% of NexFlash, approximately 68% of Signia Technologies and less than 2% of SMIC.

On January 25, 2005, we announced the execution on such date of a Merger Agreement (the “Merger Agreement”) between Integrated Silicon Solution (Taiwan), Inc. (“ISSI-Taiwan”) and ICSI. ISSI-Taiwan is incorporated under the laws of the Republic of China and is a wholly-owned subsidiary of ISSI. ICSI is incorporated under the laws of the Republic of China and its common stock is publicly traded in Taiwan. Prior to the transaction, we owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.8 million of convertible debentures of ICSI. In the quarter ended March 31, 2005, we purchased additional shares of ICSI on the open market for approximately $11.8 million increasing our ownership percentage to approximately 41% at March 31, 2005. The additional consideration to be paid by the us in connection with the merger is cash in the aggregate amount of approximately $58 million (excluding the value of the shares of ICSI held by us at March 31, 2005). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and the shareholders of ICSI, and is subject to customary closing conditions. We currently expect the merger to close in the September 2005 quarter. Prior to the closing of the merger, we may purchase additional shares of ICSI on the open market. Effective May 1, 2005, our Chairman and Chief Executive Officer, Jimmy Lee, was appointed Chairman of ICSI and the ICSI board formally elected Mr. Lee as Chairman on May 6, 2005. We also agreed to loan $15.0 million to ICSI under loan documents executed on April 28, 2005, of which $13.0 million had been funded as of May 9, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective on April 28, 2005. As a result of these events and changes in the management reporting structure of ICSI (which were effective as of May 1, 2005), we will begin consolidating the financial results of ICSI with our results as of May 1, 2005 in accordance with generally accepted accounting principles.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At March 31, 2005, our strategic investments in non-marketable securities totaled $3.3 million.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date of the option-expensing requirements of SFAS 123R. We are now required and plan to adopt SFAS 123R in the first quarter of fiscal 2006, beginning October 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 31% to $35.7 million in the three months ended March 31, 2005 from $51.5 million in the three months ended March 31, 2004. The decrease in sales was principally due to a decrease in the average selling prices of our DRAM products, specifically our 64 and 128 Mb devices, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, both the average selling prices and unit shipments of our 16 Mb DRAM products declined in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decline in unit shipments of our SRAM products in the three months ended March 31, 2005 for such products compared to the three months ended March 31, 2004, more than offset the increase in the average selling prices resulting in an overall decrease in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the June 2005 quarter compared to the March 2005 quarter. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Sales to ATM Electronic Corporation (ATM) accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Revenue recognized for Arrow Electronics accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Sales to Asian Information Technology Inc. and ATM accounted for approximately 12% and 10%, respectively, of our total net sales for the three months ended March 31, 2004. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $7.4 million to $4.5 million in the three months ended March 31, 2005 from $11.9 million in the three months ended March 31, 2004. Our gross margin decreased to 12.7% in the three months ended March 31, 2005 from 23.1% in the three months ended March 31, 2004. Our gross margin for the three months ended March 31, 2005 included inventory write-downs of $1.3 million predominately as a result of applying our lower-of-cost-or-market inventory valuation policy. The decrease in gross profit was principally due to a decrease in the average selling prices of our DRAM products, specifically our 64 and 128 Mb products, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, declines in the average selling prices of our DRAM products more than offset declines in the cost of our DRAM products in three months ended March 31, 2005 compared to three months ended March 31, 2004 resulting in a decline in our DRAM gross margin. Decreases in the units shipments of our SRAM products more than offset increases in the average selling prices of such products in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulting in a decrease in gross profit. However, increases in the average selling prices of our SRAM products more than offset any increases in product costs resulting in higher gross margins for our SRAM products in three months ended March 31, 2005 compared to three months ended March 31, 2004. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 14% to $4.6 million in the three months ended March 31, 2005 compared to $5.4 million in the three months ended March 31, 2004. As a percentage of net sales, research and development expenses increased to 13.0% in the three months ended March 31, 2005 from 10.4% in the three months ended March 31, 2004. The decrease in absolute dollars was primarily the result of a reduction in mask expenses as we limited the focus of our development efforts. In addition, depreciation expense decreased in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This was partially offset by an increase in research and development expenses attributable to our consolidation of Signia beginning in December 2004 (see In-Process Research and Development below). Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 29% to $5.4 million in the three months ended March 31, 2005 from $4.2 million in the three months ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 15.1% in the three months ended March 31, 2005 from 8.1% in the three months ended March 31, 2004. The increase in selling, general and administrative expenses was primarily due to the $1.1 million write-off of excess facility space in our Santa Clara headquarters. In addition, there was an increase in selling, general and administrative expenses attributable to our consolidation of Signia beginning in December 2004. This was partially offset by decreased selling commissions associated with lower revenues in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Changes in corporate governance rules, in particular, complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, have had and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, excluding the impact of the $1.1 million write-off in the March 2005 quarter, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

In-process Research and Development. In December 2004, we acquired a majority ownership in Signia. Signia is a privately held wireless chipset company based in Taipei, Taiwan. Signia has focused on RF chipsets for the consumer electronics market. Signia has a family of Bluetooth ™ compliant, 2.4G RF devices and also proprietary 2.4G RF devices. As of March 31, 2005, we had increased our ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, we owned approximately 15% of the outstanding equity of Signia and accounted for our investment on the cost basis. Since we increased our ownership to 68%, beginning from December 1, 2004 we consolidate Signia’s financial statements with our own. The total purchase price, including our previous investment of $1.1 million, is $9.2 million. In the December 2004 quarter, we consolidated Signia based on preliminary valuation data. During the March 2005 quarter, the valuation data was refined and our best estimate has been presented as of March 31, 2005. Management is continuing to assess the valuation of the acquisition and potential adjustments could be made in the June 2005 quarter. The estimated allocation of the purchase price of Signia includes both tangible assets and acquired intangibles including both developed technology as well as in-process research and development (“IPR&D”). The $0.4 million allocated to IPR&D was expensed in our quarter ending March 31, 2005, as it was deemed to have no future value.

Other income, net. Other income, net was $0.8 million in the three months ended March 31, 2005 compared to $0.9 million in the three months ended March 31, 2004. In the three months ended March 31, 2005, interest income increased by approximately $0.3 million compared to the three months ended March 31, 2004 as the result of higher interest rates. In the three months ended March 31, 2005, we recorded a gain of approximately $0.3 million from the sale of fixed assets. In the three months ended March 31, 2004, we recorded a gain of approximately $0.3 million related to the increase in the fair value of the embedded derivative associated with the ICSI convertible debenture. In addition, in the three months ended March 31, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary D2Code in Korea.

Gain on sale of investments. In the three months ended March 31, 2005, we sold shares of SMIC for approximately $1.1 million which resulted in a pre-tax gain of $0.5 million. On March 17, 2004, SMIC completed an Initial Public Offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of certain shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million.

Provision for income taxes. The provision for income taxes for the three month period ended March 31, 2005 of $16,000 consists solely of foreign withholding taxes. We have a full valuation allowance against our deferred tax assets due to our operating loss history and have not recorded any tax benefit for our deferred tax assets for the three month period ended March 31, 2005. The provision for income taxes for the three month period ended March 31, 2004 of $366,000 consists of alternative minimum taxes.

Minority interest in net loss of consolidated subsidiary. In December 2004, we increased our ownership in Signia to approximately 68% of the outstanding shares from 15% at September 30, 2004. The cost of this additional investment was approximately $8.1 million in cash. The results of Signia’s operations are included in our consolidated financial statements as of December 2004. The minority interest in net loss of consolidated subsidiary represents the minority shareholders’ proportionate share of the net loss of Signia for the three months ended March 31, 2005.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was a $9.3 million loss in the three months ended March 31, 2005 compared to $0.9 million income in the three months ended March 31, 2004. This primarily reflects a decline in ICSI’s financial results as a result of inventory write-downs in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, in the three months ended March 31, 2005, we increased our ownership percentage in ICSI to approximately 41% from 29%.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Net Sales. Net sales decreased by 28% to $66.2 million in the six months ended March 31, 2005 from $91.8 million in the six months ended March 31, 2004. The decrease in sales was principally due to a decrease in the average selling prices of our DRAM products, specifically our 64 and 128 Mb devices, in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. In addition, both the average selling prices and unit shipments of our 16 Mb DRAM products declined in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. The decline in unit shipments of our SRAM products in the six months ended March 31, 2005 compared to the six months ended March 31, 2004, more than offset the increase in the average selling prices resulting in an overall decrease in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Revenue recognized for Arrow Electronics accounted for approximately 11% of total net sales for the six months ended March 31, 2005. Sales to Asian Information Technology Inc. accounted for approximately 10% of our total net sales for the six months ended March 31, 2004. As sales to these customers are executed pursuant to purchase orders and no purchasing contract exists, these customers can cease doing business with us at any time.

Gross Profit (loss). Gross profit decreased by $22.1 million to a $1.3 million gross loss in the six months ended March 31, 2005 from a $20.8 million gross profit in the six months ended March 31, 2004. Gross margin decreased to (1.9)% in the six months ended March 31, 2005 from 22.7% in the six months ended March 31, 2004. Our gross margin for the six months ended March 31, 2005 included inventory write-downs of $10.9 million predominately as a result of applying our lower-of-cost-or-market inventory valuation policy. Excluding the inventory write-downs in the six months ended March 31, 2005, the decrease in gross profit was principally due to a decrease in the average selling prices of our DRAM products, specifically our 16, 64 and 128 Mb devices, in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. In addition, declines in the average selling prices of our DRAM products more than offset declines in the cost of our DRAM products in six months ended March 31, 2005 compared to six months ended March 31, 2004 resulting in a decline in our DRAM gross margin. Decreases in the unit shipments of our SRAM products more than offset increases in the average selling prices in the six months ended March 31, 2005 compared to the six months ended March 31, 2004 resulting in a decrease in gross profit. However, increases in the average selling prices of our SRAM products more than offset any increases in product costs resulting in higher gross margins for our SRAM products in six months ended March 31, 2005 compared to six months ended March 31, 2004. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 2% to $9.7 million in the six months ended March 31, 2005 from $9.9 million in the six months ended March 31, 2004. As a percentage of net sales, research and development expenses increased to 14.7% in the six months ended March 31, 2005 from 10.8% in the six months ended March 31, 2004. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a reduction in mask costs. In addition, depreciation expense decreased in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. This was partially offset by an increase in research and development expenses attributable to our consolidation of Signia beginning in December 2004 (see In-process Research and Development below).

Selling, General and Administrative. Selling, general and administrative expenses increased by 19% to $9.6 million in the six months ended March 31, 2005 from $8.1 million in the six months ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the six months ended March 31, 2005, from 8.8% in the six months ended March 31, 2004. The increase in absolute dollars was primarily due to the $1.1 million write-off of excess facility space in our Santa Clara headquarters. In addition, there was an increase in selling, general and administrative expenses attributable to our consolidation of Signia beginning in December 2004. This was partially offset by decreased selling commissions associated with lower revenues in the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

In-process Research and Development. In December 2004, we acquired a majority ownership in Signia. As of March 31, 2005, we had increased our ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, we owned approximately 15% of the outstanding equity of Signia and accounted for our investment on the cost basis. Since we increased our ownership to 68%, beginning from December 1, 2004 we consolidate Signia’s financial statements with our own. The total purchase price, including our previous investment of $1.1 million, is $9.2 million. In the December 2004 quarter, we consolidated Signia based on preliminary valuation data. During the March 2005 quarter, the valuation data was refined and our best estimate has been presented as of March 31, 2005. Management is continuing to assess the valuation of the acquisition and potential adjustments could be made in the June 2005 quarter. The estimated allocation of the purchase price of Signia includes both tangible assets and acquired intangibles including both developed technology as well as in-process research and development (“IPR&D”). The $0.4 million allocated to IPR&D was expensed in our quarter ending March 31, 2005, as it was deemed to have no future value.

Other income, net. Other income, net was $1.4 million in the six months ended March 31, 2005 compared to $1.0 million in the six months ended March 31, 2004. In the six months ended March 31, 2005, interest income increased by approximately $0.8 million compared to the six months ended March 31, 2004 as the result of higher cash balances and interest rates. In the three months ended March 31, 2005, we recorded a gain of approximately $0.3 million from the sale of fixed assets. In the six months ended March 31, 2004, we recorded a gain of approximately $0.4 million related to the increase in the fair value of the embedded derivative associated with the ICSI convertible debenture. In addition, in the six months ended March 31, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary D2Code in Korea.

Gain on sale of investments. In the six months ended March 31, 2005, we sold shares of SMIC for approximately $5.6 million which resulted in a pre-tax gain of $2.9 million. On March 17, 2004, SMIC completed its IPO. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million.

Provision for Income Taxes. The provision for income taxes for the six month period ended March 31, 2005 of $17,000 consists solely of foreign withholding taxes. We have a full valuation allowance against our deferred tax assets due to our operating loss history and have not recorded any tax benefit for our deferred tax assets for the six month period ended March 31, 2005. The provision for income taxes for the six month period ended March 31, 2004 of $378,000 consists of alternative minimum taxes.

Minority interest in net loss of consolidated subsidiary. In December 2004, we increased our ownership in Signia to approximately 68% of the outstanding shares from 15% at September 30, 2004. The cost of this additional investment was approximately $8.1 million in cash. The results of Signia’s operations are included in our consolidated financial statements as of December 2004. The minority interest in net loss of consolidated subsidiary represents the minority shareholders’ proportionate share of the net loss of Signia for the four months ended March 31, 2005.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was a $10.6 million loss in the six months ended March 31, 2005 compared to $1.2 million income in the six months ended March 31, 2004. This primarily reflects a decline in ICSI’s financial results as a result of inventory write-downs in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. In addition, in the three months ended March 31, 2005, we increased our ownership percentage in ICSI to approximately 41% from 29%.

Liquidity and Capital Resources

As of March 31, 2005, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $114.1 million. During the six months ended March 31, 2005, operating activities used cash of approximately $12.3 million compared to $9.9 million used in the six months ended March 31, 2004. The principle uses of cash during the six months ended March 31, 2005 were our net loss of $27.2 million adjusted for non-cash items of $9.8 million (the gain on the sale of SMIC shares of $2.9 million, equity in net loss of affiliated companies of $10.6 million, depreciation of $1.4 million, in-process research and development charge of $0.4 million, other non-cash items of $0.3 million) and decreases in accounts payable of $10.8 million. These uses were partially offset by decreases in inventories of $10.2 million, decreases in accounts receivables of $4.4 million, decreases in other assets of $0.4 million and increases in accrued expenses of $0.9 million.

In the six months ended March 31, 2005, we generated $30.5 million from investing activities compared to $81.7 million used in the six months ended March 31, 2004. The cash generated from investing activities in the six months ended March 31, 2005 primarily resulted from net sales of available-for-sale securities of $44.8 million. In addition, in the six months ended March 31, 2005, we generated approximately $5.6 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.9 million. We used approximately $6.8 million, net of cash receipts, for our additional investment in Signia which is comprised of cash used for the purchase of Signia shares of $7.7 million less cash acquired as a result of our consolidation of Signia of $0.9 million. In the three months ended March 31, 2005, we used approximately $11.8 million for the purchase of additional shares of ICSI and approximately $0.5 million for the purchase of additional shares of NexFlash. The cash used for investing activities in the six months ended March 31, 2004 primarily resulted from net purchases of available-for-sale securities of $94.7 million. We generated approximately $13.2 million from our sale of shares in the SMIC IPO in March 2004.

In the six months ended March 31, 2005, we made capital expenditures of approximately $0.8 million for test equipment and engineering tools. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $2.9 million from financing activities during the six months ended March 31, 2005 compared to $99.1 million in the six months ended March 31, 2004. The source of financing for the six months ended March 31,

2005, was proceeds from the issuance of common stock of $1.7 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million. In the three months ended March 31, 2004, we completed a follow-on public offering of our Common Stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in the six months ended March 31, 2004, we generated $5.6 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. Our leases expire at various dates through 2007. Our outstanding commitments under these leases are approximately $3.2 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On January 25, 2005, we announced the execution on such date of a Merger Agreement between ISSI-Taiwan (our wholly owned subsidiary) and ICSI. Prior to the transaction, we owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.8 million of convertible debentures of ICSI. In the March 2005 quarter, we purchased additional shares of ICSI for approximately $11.8 million increasing our ownership percentage to approximately 41%. The additional consideration to be paid by us in connection with the merger is cash in the aggregate amount of approximately $58 million (excluding the value of the shares of ICSI held by us at March 31, 2005). The Merger Agreement has been approved by the boards of directors of ISSI, ISSI-Taiwan and ICSI and the shareholders of ICSI, and is subject to regulatory approvals and customary closing conditions. We anticipate that the merger will be completed in the September 2005 quarter. Prior to the closing of the merger, we may purchase additional shares of ICSI on the open market. We also agreed to loan $15.0 million to ICSI under loan documents executed on April 28, 2005, of which $13.0 million had been funded as of May 9, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective on April 28, 2005.

Our contractual cash obligations at March 31, 2005 are outlined in the table below:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$3,165	$896	$2,269	$—	$—
Purchase obligations with wafer foundries	1,254	1,254	—	—	—
Non-cancelable purchase commitments	3,722	3,722	—	—	—

Total contractual cash obligations	$8,141	$5,872	$2,269	$—	$—

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Certain Factors Which May Affect Our Business or Future Operating Results

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $27.2 million in the first six months of fiscal 2005, which included inventory write-downs of $10.9 million and charges of $10.6 million related to our equity interest in ICSI. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We expect to incur a loss in the June 2005 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	our failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any litigation or future antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the six months ended March 31, 2005, approximately 86% of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2004, we experienced a sequential decline in revenue from $58.1 million in our June 2004 quarter to $31.1 million in our September 2004 quarter. This decline was a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of our products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. In this regard, we anticipate a decline in the average selling prices for our DRAM and certain of our SRAM products in the June 2005 quarter compared to the March 2005 quarter. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. For example, our sales declined significantly in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004 due to an oversupply of DRAM devices in the market and a general softness in SRAM demand. As a result, our sales in the digital consumer and networking markets declined significantly in the September 2004 quarter and they remained at a lower level in the December 2004 and March 2005 quarters. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that our industry will remain cyclical, but are unable to predict when any upturn or downturn will occur or how long it will last.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2003, fiscal 2004 and the first six months of fiscal 2005, we recorded inventory write-downs of $4.1 million, $17.3 million and $10.9 million, respectively. The inventory write-downs primarily related to valuing our inventory at the lower-of-cost-or-market, and to a lesser extent, adjusting our inventory valuation for certain excess and obsolete products.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. Sales to ATM Electronic Corporation accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Revenue recognized for Arrow Electronics accounted for approximately 10% and 11% of total net sales for the three and six months ended March 31, 2005, respectively. Sales to Asian Information Technology Inc. accounted for approximately 12% and 10% of total net sales for the three and six months ended March 31, 2004, respectively. Sales to ATM Electronic Corporation accounted for approximately 10% and 9% of total net sales for the three months and six months ended March 31, 2004, respectively. During the September quarter of fiscal 2004, we experienced cancelled or reduced orders from some of our larger customers that adversely impacted our operating results. We may not be able to retain our key customers, such customers may cancel or reschedule orders, and in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the six months ended March 31, 2005, approximately 19% of our net sales was attributable to customers located in the U.S., 12% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to shipments in the U.S., 10% was attributable to shipments in Europe and 77% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At March 31, 2005, our strategic investments in non-marketable securities totaled $3.3 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately $0.4 million and $1.3 million in impairment losses during fiscal 2002 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $31.9 million and a market value at March 31, 2005 of approximately $53.9 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus, all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at March 31, 2005.

Our financial statements account for the results of our former subsidiary, ICSI, on the equity basis and fluctuations in ICSI’s results will also impact our results.

We held approximately 41% of the equity of our former wholly-owned subsidiary, ICSI, at March 31, 2005. Our financial results for the first six months of fiscal 2005 and fiscal 2004 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. As a result, our net income/loss will be impacted by the financial results of ICSI. We have limited visibility as to the future financial results of ICSI. Any unexpected fluctuations in ICSI’s results would have an unexpected impact on our net income which could be material to our financial results. For example, for the first six months of fiscal 2005, we incurred a loss of $10.6 million related to our equity interest in ICSI. On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the March 2005 quarter, we purchased additional shares of ICSI for approximately $11.8 million increasing our ownership percentage to approximately 41%. We believe that our acquisition of all of ICSI will be concluded in the September 2005 quarter. Effective May 1, 2005, our Chairman and Chief Executive Officer, Jimmy Lee, was appointed Chairman of ICSI and the ICSI board formally elected Mr. Lee as Chairman on May 6, 2005. We also agreed to loan $15.0 million to ICSI under loan documents executed on April 28, 2005, of which $13.0 million had been funded as of May 9, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective on April 28, 2005. As a result of these events, and changes in the management reporting structure of ICSI (which were effective as of May 1, 2005), we will begin consolidating the financial results of ICSI with our results as of May 1, 2005 in accordance with generally accepted accounting principles. ICSI’s shares are publicly traded on the Taiwan stock exchange and its share price is subject to market fluctuations. The market value of our investment in the common stock of ICSI at March 31, 2005 was approximately $39.8 million, based on quoted market prices. Our total carrying value of this investment as of March 31, 2005 was approximately $22.0 million, of which $17.2 million is included in other assets and $4.8 million is included in other comprehensive income in the equity portion of our balance sheet.

Due to the potential value of our strategic investments, we could be determined to be an investment company and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We are a fabless semiconductor company engaged in the design and marketing of high performance integrated circuits. We have acquired non-controlling equity positions in SMIC and other companies for strategic, commercial reasons relating to our primary business. Most of our equity positions are in privately held entities that do not have a readily determinable market value. However, the shares we hold in our former wholly-owned subsidiary, ICSI, are publicly traded in Taiwan and our shares in SMIC are publicly traded on the Hong Kong Stock Exchange and the New York Stock Exchange. These securities have significant value and may increase in value in the future. In addition, our equity positions could be considered to be “investment securities” under the Investment Company Act of 1940 (“1940 Act”), raising a question of whether we are an investment company required to register and be regulated under the 1940 Act. We believe that we are primarily engaged in the semiconductor business and that any such securities we own are ancillary and strategically related to our semiconductor business. Accordingly, we do not believe that we are an investment company. If a court or the Securities and Exchange Commission disagrees with this interpretation, we may be required to either dispose of a portion of the securities we own in SMIC and other companies to comply with the 1940 Act or register under the 1940 Act. If we choose to dispose of an additional portion of our securities in SMIC, our ability to secure access to wafer capacity from SMIC may be adversely impacted. If we choose to register as an investment company, we will become subject to significant regulation under the 1940 Act which would materially adversely affect our ability to operate as a semiconductor company.

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

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, the Financial Accounting Standards Board (FASB) has issued changes to US GAAP that will require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after October 1, 2005. This regulation will negatively impact our earnings. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

In this regard, in the six months ended March 31, 2005, we increased our ownership in Signia to approximately 68% of the outstanding shares. The cost of this additional investment was approximately $8.1 million in cash. We may encounter difficulties in effectively working with Signia. Furthermore, we could be subject to charges for impairment if Signia’s business materially declines. There is no assurance that Signia or any future acquisitions will contribute positively to our business or operating results.

Further, on January 25, 2005, we announced the execution on such date of a Merger Agreement between ISSI-Taiwan (our wholly owned subsidiary) and ICSI. Prior to the transaction, we owned approximately 29.1% of the outstanding shares of ICSI and approximately $3.8 million of convertible debentures of ICSI. In the March 2005 quarter, we purchased additional shares of ICSI for approximately $11.8 million increasing our ownership percentage to approximately 41%. The additional consideration to be paid by us in connection with the merger is cash in the aggregate amount of approximately $58 million (excluding the value of the shares of ICSI held by us at March 31, 2005). We anticipate that the merger will be completed in the September 2005 quarter. We may encounter difficulties in integrating ICSI’s operations with ours. Furthermore, the costs of the combined operations may be higher than anticipated and the revenues of the combined operations may be lower than expected. There is no assurance that ICSI will contribute positively to our business or operating results.

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

In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, on March 24, 2003, our closing stock price was $2.26 per share, rose to $19.87 per share on January 13, 2004, and subsequently declined to $5.76 per share on April 15, 2005.

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

Terrorist acts, conflicts or wars, as well as future events occurring in response or connection to them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies (such as the war in Iraq), conflict between China and Taiwan, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2005 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had short-term investments of $75.7 million at March 31, 2005. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income.

We own approximately 41% of ICSI, a public company listed on the Taiwan Stock Exchange. We account for this investment on the equity basis and our total carrying value of this investment as of March 31, 2005 was approximately $22.0 million of which $17.2 million is included in other assets and $4.8 million is included in other comprehensive income in the equity portion of our balance sheet. The market value of our investment in the common stock of ICSI at March 31, 2005 was approximately $39.8 million, based on quoted market prices. The share price of ICSI is subject to fluctuations. A significant decline in the stock price of ICSI may require us to record a loss related to this investment. In addition, we own approximately $3.8 million of ICSI convertible debentures. As a result of changes in ICSI’s convertible debenture price, as of March 31, 2005, we recorded an accumulated unrealized gain of approximately $733,000 related to the ICSI convertible debentures. This gain was included in other comprehensive income in the equity portion of our balance sheet. In addition, in the six months ended March 31, 2005, we recorded a charge of approximately $21,000 related to the decline in the fair value of an embedded derivative associated with the ICSI convertible debenture. The charge associated with the embedded derivative is included in other income (expense). Any future decline in ICSI’s debenture price would result in additional losses.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. In the September 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In the December 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $4.5 million and a pre-tax gain of approximately $2.4 million. In the March 2005 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $1.1 million and a pre-tax gain of approximately $0.5 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of March 31, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $31.9 million and the market value at March 31, 2005 was approximately $54.0 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at March 31, 2005.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $3.3 million at March 31, 2005. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately a $1.3 million impairment loss on our investment in Signia during fiscal 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Friday, February 4, 2005 at 3:00 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	29,282,086	3,465,115
Gary L. Fischer	29,218,954	3,528,247
Ping K. Ko	30,011,038	2,736,163
Lip-Bu Tan	24,463,765	8,283,436
Hide L. Tanigami	25,218,012	7,529,189
Bruce A. Wooley	30,011,855	2,735,346

(b) The Company’s stockholders approved an amendment to the Company’s 1993 Employee Stock Purchase Plan to increase by 800,000 shares to an aggregate of 3,650,000 shares the number of shares reserved for grant thereunder with 14,592,079 votes in favor, 2,563,810 votes against, 922,897 votes abstaining and 14,668,415 broker non-votes.

(c) The Company’s stockholders approved an amendment to the Company’s 1995 Director Stock Option Plan to increase by 100,000 shares to an aggregate of 225,000 shares the number of shares reserved for grant thereunder and to extend the termination date of such plan from February 2, 2005 to February 15, 2015, with 11,645,452 votes in favor, 5,513,703 votes against, 919,631 votes abstaining and 14,668,415 broker non-votes.

(d) The Company’s stockholders the ratified the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending September 30, 2005, with 31,322,274 votes in favor, 1,392,435 votes against and 32,491 votes abstaining.

Item 6. Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 10.1	1993 Employee Stock Purchase Plan, as amended. *

Exhibit 10.2	1995 Director Stock Option Plan, as amended. *

Exhibit 31	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2004, filed on February 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 10, 2005	/s/ Gary L. Fischer
Gary L. Fischer
President, Chief Operating Officer,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)