Form 10-Q
period 2005-06-30
INTEGRATED SILICON SOLUTION INC
filed 2005-08-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the registrant’s Common Stock as of July 29, 2005 was 37,038,132.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales (See Note 15)	$53,722	$58,129	$119,971	$149,888
Cost of sales	46,422	44,290	113,921	115,212

Gross profit	7,300	13,839	6,050	34,676

Operating expenses:
Research and development	5,063	5,615	14,789	15,736
Selling, general and administrative	6,059	4,379	15,668	12,232
In-process technology	1,480	—	1,915	—

Total operating expenses	12,602	9,994	32,372	27,968

Operating income (loss)	(5,302)	3,845	(26,322)	6,708
Other income (expense), net	917	138	2,343	1,130
Gain on sale of other investments	500	—	3,405	8,740

Income (loss) before income taxes, minority interest and equity in net (income) loss of affiliated companies	(3,885)	3,983	(20,574)	16,578
Provision for income taxes	9	119	26	497

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(3,894)	3,864	(20,600)	16,081
Minority interest in net loss of consolidated subsidiary	445	—	631	—
Equity in net income (loss) of affiliated companies	(1,134)	1,775	(11,776)	2,965

Net income (loss)	$(4,583)	$5,639	$(31,745)	$19,046

Basic net income (loss) per share	$(0.12)	$0.16	$(0.87)	$0.58

Shares used in basic per share calculation	36,830	35,717	36,507	32,572

Diluted net income (loss) per share	$(0.12)	$0.15	$(0.87)	$0.53

Shares used in diluted per share calculation	36,830	38,399	36,507	35,628

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2005	September 30, 2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$45,986	$17,015
Restricted cash	316	1,500
Short-term investments	55,232	120,450
Accounts receivable, net	27,776	23,291
Accounts receivable from related parties (See Note 15)	744	3,442
Inventories	63,522	44,718
Other current assets	7,188	1,541

Total current assets	200,764	211,957
Property, equipment, and leasehold improvements, net	19,457	5,622
Other assets	93,064	83,285

Total assets	$313,285	$300,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$10,811	$—
Accounts payable	25,751	27,058
Accounts payable to related parties (See Note 15)	10,125	3,435
Accrued compensation and benefits	2,721	2,431
Accrued expenses	6,897	4,903
Bonds payable	1,312	—

Total current liabilities	57,617	37,827

Other long-term liabilities	1,850	—

Total liabilities	59,467	37,827
Minority interest	15,115	—

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	338,635	336,524
Accumulated deficit	(125,588)	(93,843)
Unearned compensation	(20)	(218)
Accumulated comprehensive income	25,672	20,570

Total stockholders’ equity	238,703	263,037

Total liabilities and stockholders’ equity	$313,285	$300,864

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(31,745)	$19,046
Depreciation and amortization	2,455	2,580
Amortization of intangible assets and unearned compensation	362	73
In-process research & development charge	1,915	—
Gain on sale of shares of Semiconductor Manufacturing International Corp. (“SMIC”)	(2,905)	(8,740)
Gain on sale of shares of NexFlash stock	(482)	—
Gain on sale of other investment	(18)	—
(Gain) loss on embedded derivative	21	(13)
Gain on disposal of asset	(281)	—
Gain on liquidation of D2Code	—	(282)
Net foreign currency transaction losses	13	(4)
Equity in net (income) loss of affiliated companies	11,776	(2,965)
Minority interest in net loss of consolidated subsidiary	(631)	—
Net effect of changes in current and other assets and liabilities	16,860	(32,373)

Cash used in operating activities	(2,660)	(22,678)

Cash flows from investing activities
Capital expenditures	(975)	(554)
Proceeds from sale of fixed assets	502	—
Proceeds from partial sale of SMIC equity securities	5,627	13,236
Investment in Signia Technologies, Inc. (“Signia”), net of cash and cash equivalents	(6,827)	—
Investment in Integrated Circuit Solution, Inc. (“ICSI”), net of cash and cash equivalents	(23,194)	—
Investment in NexFlash	(452)	—
Proceeds from the sale of NexFlash stock	2,225	—
Purchases of available-for-sale securities	(92,850)	(128,250)
Sales of available-for-sale securities	160,146	33,300

Cash provided by (used in) investing activities	44,202	(82,268)

Cash flows from financing activities
Proceeds from issuance of common stock	2,248	101,359
Payment of short-term debt	(1,806)	—
Borrowings under short-term lines of credit	632	—
Payment of convertible debentures	(14,982)	—
Decrease in restricted cash	1,189	—

Cash provided by (used in) financing activities	(12,719)	101,359

Effect of exchange rate changes on cash and cash equivalents	148	—

Net increase (decrease) in cash and cash equivalents	28,971	(3,587)
Cash and cash equivalents at beginning of period	17,015	19,992

Cash and cash equivalents at end of period	$45,986	$16,405

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

Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Commencing on May 1, 2005, the Company began consolidating the results of Integrated Circuit Solution, Inc. (“ICSI”) (see Note 17). Commencing on December 1, 2005, the Company began consolidating the results of Signia Technologies Inc. (“Signia”) (see Note 16).

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

The Company has determined pro forma net income (loss) and net income (loss) per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The proforma effect on net income (loss) and net income (loss) per share is as follows for the three and nine month periods ending June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$(4,583)	$5,639	$(31,745)	$19,046
Intrinsic value method expense included in reported net income (loss), net of tax	16	—	61	—
Fair value method expense, net of tax	(756)	(1,271)	(2,551)	(3,617)

Net income (loss) – pro forma	$(5,323)	$4,368	$(34,235)	$15,429

Basic net income (loss) per share – as reported	$(0.12)	$0.16	$(0.87)	$0.58
Diluted net income (loss) per share – as reported	$(0.12)	$0.15	$(0.87)	$0.53
Basic net income (loss) per share – pro forma	$(0.14)	$0.12	$(0.94)	$0.47
Diluted net income (loss) per share – pro forma	$(0.14)	$0.11	$(0.94)	$0.43

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Concentrations

In the three and nine months ended June 30, 2005, no single customer accounted for over 10% of net sales. Sales to Asian Information Technology Inc. (“AIT”) accounted for approximately 10% of total net sales for the three and nine months ended June 30, 2004.

4. Cash, Cash Equivalents, Restricted Cash and Short-term Investments

Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Cash	$29,189	$13,251
Cash equivalents – Certificates of deposit	3,700	3,764
Cash equivalents – Money market instruments	13,097	—
Restricted cash - Certificates of deposit	316	1,500
Short-term investments - Municipal bonds	55,232	120,450

	$101,534	$138,965

All debt securities held at June 30, 2005 are due in less than one year.

5. Inventories

The following is a summary of inventories by major category:

	June 30, 2005	September 30, 2004
	(In thousands)
Purchased components	$17,177	$16,178
Work-in-process	13,009	3,463
Finished goods	33,336	25,077

	$63,522	$44,718

During the three and nine months ended June 30, 2005, the Company recorded inventory write-downs of $0 and $10.9 million, respectively. The inventory write-downs primarily related to valuing inventory at the lower-of-cost-or-market and to adjust inventory valuation for certain excess and obsolete products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Other Assets

Other assets consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Investment in ICSI common stock (See Note 17)	$—	$16,114
Investment in ICSI convertible debenture (See Note 17)	—	3,180
Investment in SMIC	57,683	59,701
Other equity investments	4,759	3,962
Acquired intangible assets (See Note 16 and Note 17)	4,673	—
Goodwill (See Note 16 and Note 17)	18,972	—
Other	6,977	328

	$93,064	$83,285

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. In the nine months ended June 30, 2005, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.6 million and a pre-tax gain of approximately $2.9 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of June 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s remaining shares in SMIC is approximately $31.9 million and the market value at June 30, 2005 was approximately $57.7 million. The market value of SMIC shares is subject to fluctuation and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable 3 years and 180 days following the IPO.

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

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$(4,583)	$5,639	$(31,745)	$19,046
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	4,535	(55)	504	(16)
Change in unrealized gains/losses on investments	3,053	(28,461)	4,598	33,148

Comprehensive income (loss)	$3,005	$(22,877)	$(26,643)	$52,178

The accumulated comprehensive income (loss) component within the stockholders’ equity section of the Company’s balance sheet is comprised of foreign currency translation adjustments and unrealized gains and losses on investments.

The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30, 2005	September 30, 2004
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$—	$(4,698)
Other accumulated foreign currency translation adjustments	(94)	5
Accumulated net unrealized gain on SMIC	25,766	25,063
Accumulated net unrealized gain (loss) on other available-for-sale investments	—	200

Total accumulated other comprehensive income (loss)	$25,672	$20,570

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Borrowings

Short term debt and notes as of June 30, 2005 were as follows:

	Amount Outstanding	Weighted Average Interest Rate
	(In thousands)
Letter of credit loans	$1,323	2.18%
Working capital loans	7,591	2.00%
Commercial paper payable	1,897	4.13%

Total short-term debt and notes	$10,811

There were no assets pledged as collateral for short-term debt or notes.

Convertible bonds payable

June 30, 2005
(In thousands)
Unsecured convertible bonds	$1,183
Accrued interest payable	129

Total	$1,312

In connection with the Company’s acquisition of ICSI (see Note 17), the Company assumed approximately $16.3 million in convertible bonds payable by ICSI (excluding the bonds held by the Company) as of May 1, 2005. ICSI issued these five-year unsecured convertible bonds on May 5, 2003. Key terms of the issuance included: 5 year term, 0% coupon rate, convertible into ICSI common stock after 90 days, four specified conversion dates per year, conversion price at 101% over a calculated average closing price, an anti-dilution clause, an embedded derivative put option at 4% interest after 3 years and 4.5% after 4 years, and callable after 2 years if the market price of ICSI common stock meets certain conditions.

In May 2005, ICSI redeemed bonds for approximately $15.0 million.

9. Income Taxes

The provision for income taxes for the three and nine month periods ended June 30, 2005 of $9,000 and $26,000, respectively, consists solely of foreign withholding taxes. The Company has a full valuation allowance against its deferred tax assets due to its operating loss history and has not recorded any tax benefit for its deferred tax assets for the three and nine month periods ended June 30, 2005. The provision for income taxes for the three and nine month periods ended June 30, 2004 of $119,000 and $497,000, respectively, consists of alternative minimum taxes.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(4,583)	$5,639	$(31,745)	$19,046

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	36,830	35,717	36,507	32,572
Dilutive stock options	—	2,682	—	3,056

Denominator for diluted net income (loss) per share	36,830	38,399	36,507	35,628

Basic net income (loss) per share	$(0.12)	$0.16	$(0.87)	$0.58

Diluted net income (loss) per share	$(0.12)	$0.15	$(0.87)	$0.53

The above diluted calculation for the three months ended June 30, 2005 and June 30, 2004 does not include approximately 4,036,000 shares and 466,000 shares attributable to options as of June 30, 2005 and 2004, respectively, as their impact would be anti-dilutive. The above diluted calculation for the nine months ended June 30, 2005 and 2004, does not include approximately 3,569,000 shares and 431,000 shares attributable to options as of June 30, 2005 and 2004, respectively, as their impact would be anti-dilutive. Of the 4,036,000 shares and 3,569,000 shares excluded from the three and nine month ended June 30, 2005 calculation, approximately 744,000 shares and 986,000 shares, respectively, had exercise prices less than the daily average closing price of the Company’s stock during the period but were excluded under the treasury stock method solely because the Company had a net loss for that period.

11. Use of Estimates

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

12. Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date of the option-expensing requirements of SFAS 123R. The Company is now required and plans to adopt SFAS 123R in the first quarter of fiscal 2006, beginning October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on October 1, 2005 will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

13. Commitments and Contingencies

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of June 30, 2005, the Company had approximately $18.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Write-off of Excess Facility Space

In the nine months ended June 30, 2005, the Company recorded a $1.1 million write-off of excess facility space in its Santa Clara headquarters.

14.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net sales
United States	$6,031	$6,347	$18,259	$18,343
China	6,218	8,408	18,726	17,374
Hong Kong	11,633	13,628	23,071	33,627
Taiwan	17,071	15,251	30,123	40,666
Korea	2,735	2,338	5,340	7,950
Other Asia Pacific countries	6,104	6,331	10,985	15,529
Europe	3,781	5,414	11,750	15,361
Other North America	149	412	1,717	1,038

Total net sales	$53,722	$58,129	$119,971	$149,888

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	June 30, 2005	September 30, 2004
	(In thousands)
Long-lived assets
United States	$2,315	$3,633
Hong Kong	40	49
China	1,451	1,646
Taiwan	15,651	294

	$19,457	$5,622

15. Related Party Transactions

The Company sells and licenses memory products to ICSI. In May 2005, the Company gained control of ICSI at which time the Company began consolidating ICSI’s results of operations (See Note 17). At June 30, 2005, the Company had approximately a 61% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is Chairman of ICSI.

The Company purchases goods and contract manufacturing services from ICSI. For the seven months ended April 30, 2005 and nine months ended June 30, 2004, purchases of goods and services were approximately $1,056,000 and $3,364,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the seven months ended April 30, 2005 and nine months ended June 30, 2004, these charges totaled approximately $169,000 and $610,000, respectively.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the nine months ended June 30, 2005 and June 30, 2004, purchases of goods from SMIC were approximately $43,324,000 and $27,107,000, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia. The Company had less a than 50% ownership interest in Signia through November 2004. In December 2004, the Company acquired a majority ownership interest in Signia at which time the Company began consolidating Signia’s results of operations. At June 30, 2005, the Company had approximately a 68% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004 and the nine months ended June 30, 2004, the Company provided services of approximately $382,000 and $3,198,000, respectively, to Signia.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accounts receivable from related parties consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Flextronics	$744	$1,861
ICSI	—	646
Signia	—	935

Total	$744	$3,442

The following table shows net sales to related parties:

	Nine months ended June 30,
	2005	2004
	(In thousands)
Net sales to related parties
Flextronics	$2,962	$2,528
ICSI	3,185	1,424
Marubun USA	—	2,053
Others	115	167

Total	$6,262	$6,172

Accounts payable to related parties consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
ICSI	$—	$782
SMIC	10,125	2,653

Total	$10,125	$3,435

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

ISSI has increased its ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, the Company owned approximately 15% of the outstanding equity of Signia and accounted for its investment on the cost basis. Since the Company increased its ownership to 68%, beginning December 1, 2004 the Company consolidated Signia’s financial statements with its own. The total purchase price, including the previous investment of $1.1 million, is $9.2 million.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In the December 2004 quarter, the Company consolidated Signia based on preliminary valuation data. During the March 2005 quarter, the valuation data was refined and the Company’s best estimate has been presented as of June 30, 2005. Management is continuing to assess the valuation of the acquisition and potential adjustments could be made in the September 2005 quarter. The allocation of the purchase price of Signia includes both tangible assets and acquired intangible assets including both developed technology as well as in-process research and development (“IPR&D”). The amounts allocated to IPR&D were expensed in the Company’s quarter ending March 31, 2005, as it was deemed to have no future alternative value.

The estimated purchase price allocation is as follows (in thousands):

Net tangible assets	$3,354
Intangible assets:
In-process technology	435
Developed technology	1,626
Goodwill	5,630
Minority interest	(1,861)

Total estimated purchase price allocation	$9,184

The developed technology is being amortized over five years.

17. Acquisition of ICSI

On January 25, 2005 the Company announced its intention to acquire ICSI. ICSI is a public company in Taiwan and trades on the Taiwan Stock Exchange. Prior to this transaction, ISSI owned approximately 29% of ICSI and two ISSI directors, Mr. Lee and Mr. Tanigami, held seats on the board of ICSI. In addition, ISSI owned approximately $3.8 million of ICSI convertible debentures at March 31, 2005.

In the six months ended June 30, 2005, the Company purchased additional shares of ICSI in the open market for approximately $31.6 million increasing its ownership percentage to approximately 61% at June 30, 2005. The total purchase price, including the previous investment of $8.5 million, was $40.1 million. The Company plans to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million. On May 1, 2005, ISSI assumed effective control of ICSI. Mr. Lee was elected Chairman of the ICSI board on May 6, 2005. On April 28, 2005, ISSI and ICSI executed loan documents whereby ISSI would loan $15 million to ICSI, of which $13 million had been funded and was outstanding as of June 30, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective April 28, 2005. Effective May 1, 2005, ICSI management began formally reporting to ISSI. As a result of these events, and in accordance with generally accepted accounting principles, ISSI began consolidating the financial results of ICSI with its own results as of May 1, 2005.

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance revenue, the ability to reduce the combined company’s operating expenses, stronger purchasing power, expanded sales channels, and enhanced opportunities to develop non-memory product lines.

In the June 2005 quarter, the Company consolidated the ICSI May and June financial results and allocated the current portion of the purchase price. The valuation and purchase allocation is preliminary and is subject to further adjustment. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The amounts allocated to IPR&D were expensed in the Company’s quarter ending June 30, 2005, as they were deemed to have no future alternative value. The purchase price allocation, including an additional charge to IPR&D, will increase in the September 2005 quarter when ISSI acquires additional shares of ICSI.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The estimated purchase price allocation as of June 30, 2005 is as follows (in thousands):

Net tangible assets	$35,831
Intangible assets:
In-process technology	1,480
Developed technology	3,024
Other amortizable intangible assets	323
Goodwill	13,342
Minority interest	(13,885)

Total estimated purchase price allocation	$40,115

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2004. The pro forma statements of operations for the three and nine months ended June 30, 2005 and 2004, include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net sales	$58,636	$102,934	$173,061	$278,335

Net income (loss)	$(4,577)	$6,610	$(41,839)	$18,893

Basic net income (loss) per share	$(0.12)	$0.19	$(1.15)	$0.58

Shares used in basic per share calculation	36,830	35,717	36,507	32,572

Diluted net income (loss) per share	$(0.12)	$0.17	$(1.15)	$0.53

Shares used in diluted per share calculation	36,830	38,399	36,507	35,628

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Historically, our SRAM product family generated most of our revenue. However, in 2001, the high-end networking and telecom markets slowed and this adversely impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and represented a majority of our net sales in fiscal 2004 and the three and nine months ended June 30, 2005.

In order to limit and control our operating expenses, in recent years we have reduced our headcount in the U.S. and transferred various functions to our subsidiary in Taiwan and our subsidiary in China. Our acquisition of ICSI was a key part of this strategy. We believe this has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced further declines in the average selling prices for certain of our products in the first three quarters of fiscal 2005. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues for products shipped outside the U.S. was approximately 85%, 88%, 87% and 87% in the first nine months of fiscal 2005, the first nine months of fiscal 2004, fiscal 2004 and fiscal 2003, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. The concentration of our revenues from Asia is largely due to our success in the digital consumer electronics market. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2005	2004	2004	2003
Asia	74%	77%	75%	77%
Europe	10	10	11	10
U.S.	15	12	13	13
Other	1	1	1	—

Total	100%	100%	100%	100%

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

On January 25, 2005, we announced our intention to acquire ICSI. ICSI is a public company in Taiwan and trades on the Taiwan Stock Exchange. Prior to this transaction, we owned approximately 29% of ICSI and two ISSI directors, Mr. Lee and Mr. Tanigami, held seats on the board of ICSI. In addition, we owned approximately $3.8 million of ICSI convertible debentures at March 31, 2005. In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. The total purchase price for this 61% interest was approximately $40.1 million. We plan to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million.

Our financial results for fiscal 2004 and fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. On May 1, 2005, we assumed effective control of ICSI. Mr. Lee was elected Chairman of ICSI on May 6, 2005. On April 28, 2005, ISSI and ICSI executed loan documents whereby we would loan $15 million to ICSI, of which $13 million had been funded and was outstanding as of June 30, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective April 28, 2005. Effective May 1, 2005 ICSI management began formally reporting to us. As a result of these events, and in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results as of May 1, 2005.

Our financial results for fiscal 2004 and fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia Technologies Inc. (Signia) on the cost basis. Effective December 2004, our ownership of Signia became greater than 50% and we began consolidating the results of Signia.

Our financial results for the first six months of fiscal 2005 and fiscal 2004 reflect accounting for E-CMOS Technology Corporation (E-CMOS), GetSilicon, and NexFlash Technologies (NexFlash) on the cost basis. Our financial results for fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of June 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, GetSilicon is a semiconductor supply chain management software company, NexFlash is a Flash memory supplier, Signia Technologies is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At June 30, 2005, we owned approximately 61% of ICSI, approximately 11% of E-CMOS, approximately 68% of Signia Technologies and less than 2% of SMIC. We sold our interest in NexFlash in the June 2005 quarter.

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

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values that are below our manufacturing and sales commission costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. At June 30, 2005, our strategic investments in non-marketable securities totaled $4.8 million.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) announced a delay in the effective date of the option-expensing requirements of SFAS 123R. We are now required and plan to adopt SFAS 123R in the first quarter of fiscal 2006, beginning October 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R on October 1, 2005 will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 8% to $53.7 million in the three months ended June 30, 2005 from $58.1 million in the three months ended June 30, 2004. The three months ended June 30, 2005 includes two months of revenue of approximately $18.2 million attributable to the consolidation of ICSI. The increase in unit shipments of our DRAM products in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was more than offset by the decrease in the average selling prices for such products resulting in an overall decrease in DRAM revenue. In the three months ended June 30, 2005, there was an overall reduction in our SRAM revenue as a result of a decrease in unit shipments coupled with a decline in the average selling prices of SRAM products compared to the three months ended June 30, 2004. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month period ended June 30, 2005, no single customer accounted for over 10% of net sales. Sales to Asian Information Technology Inc. accounted for approximately 10% of our total net sales for the three months ended June 30, 2004. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

Gross Profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $6.5 million to $7.3 million in the three months ended June 30, 2005 from $13.8 million in the three months ended June 30, 2004. Our gross margin decreased to 13.6% in the three months ended June 30, 2005 from 23.8% in the three months ended June 30, 2004. The decrease in gross profit was principally due to a decrease in the average selling prices of our DRAM products, specifically our 16 and 64 Mb products, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In addition, declines in the average selling prices of our DRAM products more than offset declines in the cost of our DRAM products in three months ended June 30, 2005 compared to three months ended June 30, 2004 resulting in a decline in our DRAM gross margin. Decreases in the units shipments of our SRAM products coupled with decreases in the average selling prices of such products in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 resulted in a decrease in gross profit. In addition, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in three months ended June 30, 2005 compared to three months ended June 30, 2004 resulting in a decline in our DRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 10% to $5.1 million in the three months ended June 30, 2005 compared to $5.6 million in the three months ended June 30, 2004. As a percentage of net sales, research and development expenses decreased to 9.4% in the three months ended June 30, 2005 from 9.7% in the three months ended June 30, 2004. The decrease in absolute dollars was primarily the result of a reduction in payroll related expenses in the U.S. In addition, mask expenses decreased as we focused our development efforts on a limited number of products. These factors were partially offset by an increase in research and development expenses attributable to our consolidation of Signia beginning in December 2004 and ICSI beginning in May 2005 (see In-Process Research and Development below). Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 38% to $6.1 million in the three months ended June 30, 2005 from $4.4 million in the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 11.3% in the three months ended June 30, 2005 from 7.5% in the three months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to our consolidation of Signia beginning in December 2004 and ICSI beginning in May 2005. These factors were partially offset by decreased selling commissions associated with lower revenues in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Changes in corporate governance rules, in particular, complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, have had and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

In-process Research and Development. In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. The total purchase price, including our previous investment of $8.5 million, was $40.1 million. In the June 2005 quarter, we consolidated the ICSI May and June financial results and allocated the current portion of the purchase price. The valuation and purchase allocation is preliminary and is subject to further adjustment. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The $1.5 million allocated to IPR&D was expensed in our quarter ending June 30, 2005, as it was deemed to have no future alternative value. The purchase price allocation, including an additional charge to IPR&D, will increase in the September 2005 quarter when ISSI acquires additional shares of ICSI.

Other income, net. Other income, net was $0.9 million in the three months ended June 30, 2005 compared to $0.1 million in the three months ended June 30, 2004. In the three months ended June 30, 2005, interest income increased by approximately $0.3 million compared to the three months ended June 30, 2004 as the result of higher interest rates. In the three months ended June 30, 2005, we recorded a gain of approximately $0.2 million from the sale of fixed assets. In the three months ended June 30, 2004, we recorded a charge of approximately $0.2 million related to the decrease in the fair value of the embedded derivative associated with the ICSI convertible debenture.

Gain on sale of investments. In the three months ended June 30, 2005, we sold our equity interest in NexFlash for approximately $2.2 million which resulted in a pre-tax gain of $0.5 million. We did not sell any investments in the three months ending June 30, 2004.

Provision for income taxes. The provision for income taxes for the three month period ended June 30, 2005 of $9,000 consists solely of foreign withholding taxes. We have a full valuation allowance against our deferred tax assets due to our operating loss history and have not recorded any tax benefit for our deferred tax assets for the three month period ended June 30, 2005. The provision for income taxes for the three month period ended June 30, 2004 of $119,000 consists of alternative minimum taxes.

Minority interest in net loss of consolidated subsidiary. In December 2004, we increased our ownership in Signia to approximately 68% of the outstanding shares from 15% at September 30, 2004. The cost of this additional investment was approximately $8.1 million in cash. The results of Signia’s operations are included in our consolidated financial statements as of December 2004. The minority interest in net loss of consolidated subsidiary includes the minority shareholders’ proportionate share of the net loss of Signia for the three months ended June 30, 2005.

In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. The total purchase price, including our previous investment of $8.5 million, was $40.1 million. We plan to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million. On May 1, 2005, ISSI assumed effective control of ICSI and in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results as of such date. The minority interest in net loss of consolidated subsidiary includes the minority shareholders’ proportionate share of the net loss of ICSI for the two months ended June 30, 2005.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was a $1.1 million loss in the three months ended June 30, 2005 compared to $1.8 million income in the three months ended June 30, 2004. The $1.1 million loss in the three months ended June 30, 2005 primarily reflects our equity interest in ICSI’s financial results for Apri1 2005. In the three months ended June 30, 2005, we increased our ownership percentage in ICSI to approximately 61% and effective May 1, 2005, we began consolidating the financial results of ICSI with our results in accordance with generally accepted accounting principles.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Net Sales. Net sales decreased by 20% to $120.0 million in the nine months ended June 30, 2005 from $149.9 million in the nine months ended June 30, 2004. The nine months ended June 30, 2005 includes two months of revenue of approximately $18.2 million attributable to the consolidation of ICSI. The decrease in sales was principally due to a decrease in the average selling prices of our DRAM products, specifically our 16, 64 and 128 Mb devices, partially offset by an increase in unit shipments for such products in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. The decline in unit shipments of our SRAM products in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 more than offset the increase in the average selling prices resulting in an overall decrease in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the nine month period ended June 30, 2005, no single customer accounted for over 10% of our net sales. Sales to Asian Information Technology Inc. accounted for approximately 10% of our total net sales for the nine months ended June 30, 2004. As sales to this customer are executed pursuant to purchase orders and no purchasing contract exists, this customer can cease doing business with us at any time.

Gross Profit. Gross profit decreased by $28.6 million to $6.1 million in the nine months ended June 30, 2005 from $34.7 million in the nine months ended June 30, 2004. Gross margin decreased to 5.0% in the nine months ended June 30, 2005 from 23.1% in the nine months ended June 30, 2004. Our gross margin for the nine months ended June 30, 2005 included inventory write-downs of $10.9 million predominately as a result of applying our lower-of-cost-or-market inventory valuation policy. Excluding the inventory write-downs in the nine months ended June 30, 2005, the decrease in gross profit was principally due to a decrease in the average selling prices of our DRAM products, specifically our 16, 64 and 128 Mb devices, in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. In addition, declines in the average selling prices of our DRAM products more than offset declines in the cost of our DRAM products in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 resulting in a decline in our DRAM gross margin. Decreases in the unit shipments of our SRAM products more than offset increases in the average selling prices in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 resulting in a decrease in gross profit. However, increases in the average selling prices of our SRAM products offset any increases in product costs resulting in relatively flat gross margins for our SRAM products in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 6% to $14.8 million in the nine months ended June 30, 2005 from $15.7 million in the nine months ended June 30, 2004. As a percentage of net sales, research and development expenses increased to 12.3% in the nine months ended June 30, 2005 from 10.5% in the nine months ended June 30, 2004. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts resulting in a reduction in mask costs. In addition, payroll related expenses in the U.S. and depreciation expense decreased in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. These factors were partially offset by an increase in research and development expenses attributable to our consolidation of Signia beginning in December 2004 and ICSI beginning in May 2005 (see In-process Research and Development below).

Selling, General and Administrative. Selling, general and administrative expenses increased by 28% to $15.7 million in the nine months ended June 30, 2005 from $12.2 million in the nine months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% in the nine months ended June 30, 2005 from 8.2% in the nine months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily attributable to our consolidation of Signia beginning in December 2004 and ICSI beginning in May 2005. In addition, we had a $1.1 million write-off of excess facility space in our Santa Clara headquarters in the March 2005 quarter. These factors were partially offset by decreased selling commissions associated with lower revenues in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

In-process Research and Development. In December 2004, we acquired a majority ownership in Signia. As of March 31, 2005, we had increased our ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, we owned approximately 15% of the outstanding equity of Signia and accounted for our investment on the cost basis. Since we increased our ownership to 68%, beginning from December 1, 2004 we consolidate Signia’s financial statements with our own. The total purchase price, including our previous investment of $1.1 million, was $9.2 million. In the December 2004 quarter, we consolidated Signia based on preliminary valuation data. During the March 2005 quarter, the valuation data was refined and our best estimate has been presented as of March 31, 2005. Management is continuing to assess the valuation of the acquisition and potential adjustments could be made in the September 2005 quarter. The estimated allocation of the purchase price of Signia includes both tangible assets and acquired intangible assets including both developed technology as well as in-process research and development (“IPR&D”). The $0.4 million allocated to IPR&D was expensed in our quarter ending March 31, 2005, as it was deemed to have no future alternative value.

In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. The total purchase price, including our previous investment of $8.5 million, was $40.1 million. In the June 2005 quarter, we consolidated the ICSI May and June financial results and allocated the current portion of the purchase price. The valuation and purchase allocation is preliminary and is subject to further adjustment. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The $1.5 million allocated to IPR&D was expensed in our quarter ending June 30, 2005, as it was deemed to have no future alternative value. The purchase price allocation, including an additional charge to IPR&D, will increase in the September 2005 quarter when ISSI acquires additional shares of ICSI.

Other income, net. Other income, net was $2.3 million in the nine months ended June 30, 2005 compared to $1.1 million in the nine months ended June 30, 2004. In the nine months ended June 30, 2005, interest income increased by approximately $1.1 million compared to the nine months ended June 30, 2004 as the result of higher cash balances and interest rates. In the nine months ended June 30, 2005, we recorded a gain of approximately $0.5 million from the sale of fixed assets. In addition, in the nine months ended June 30, 2004, we recorded a gain of approximately $0.3 million in connection with the completion of the liquidation of our subsidiary D2Code in Korea.

Gain on sale of investments. In the nine months ended June 30, 2005, we sold shares of SMIC for approximately $5.6 million which resulted in a pre-tax gain of $2.9 million. In addition, we sold our investment in

NexFlash for approximately $2.2 million which resulted in a pre-tax gain of $0.5 million. On March 17, 2004, SMIC completed its IPO. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million.

Provision for Income Taxes. The provision for income taxes for the nine month period ended June 30, 2005 of $26,000 consists solely of foreign withholding taxes. We have a full valuation allowance against our deferred tax assets due to our operating loss history and have not recorded any tax benefit for our deferred tax assets for the nine month period ended June 30, 2005. The provision for income taxes for the nine month period ended June 30, 2004 of $497,000 consists of alternative minimum taxes.

Minority interest in net loss of consolidated subsidiary. The minority interest in net loss of consolidated subsidiary includes the minority shareholders’ proportionate share of the net loss of Signia for the seven months ended June 30, 2005 and the minority shareholders’ proportionate share of the net loss of ICSI for the two months ended June 30, 2005.

Equity in net income (loss) of affiliated companies. Equity in net income (loss) of affiliated companies was a $11.8 million loss in the nine months ended June 30, 2005 compared to $3.0 million income in the nine months ended June 30, 2004. This primarily reflects a decline in ICSI’s financial results as a result of inventory write-downs in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. In addition, in the nine months ended June 30, 2005, we increased our ownership percentage in ICSI to approximately 61% from 29% and effective May 1, 2005, we began consolidating the financial results of ICSI with our results in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

As of June 30, 2005, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $101.5 million. During the nine months ended June 30, 2005, operating activities used cash of approximately $2.7 million compared to $22.7 million used in the nine months ended June 30, 2004. The principle uses of cash during the nine months ended June 30, 2005 were our net loss of $31.7 million adjusted for non-cash items of $12.2 million (the gain on the sale of SMIC shares of $(2.9) million, the gain on the sale of NexFlash shares of $(0.5) million, equity in net loss of affiliated companies of $11.8 million, depreciation of $2.5 million, in-process research and development charge of $1.9 million, other non-cash items of $(0.6) million) and decreases in accounts payable of $9.6 million primarily driven by a decrease in inventory purchases in an effort to manage inventory levels, decreases in accrued expenses of $3.5 million and increases in other assets of $0.8 million. These uses were partially offset by decreases in inventories of $17.8 million as a result of inventory write-downs and a decrease in inventory purchases in an effort to manage inventory levels and decreases in accounts receivables of $12.9 million as a result of improved collections.

In the nine months ended June 30, 2005, we generated $44.2 million from investing activities compared to $82.3 million used in the nine months ended June 30, 2004. The cash generated from investing activities in the nine months ended June 30, 2005 primarily resulted from net sales of available-for-sale securities of $67.3 million. In addition, in the nine months ended June 30, 2005, we generated approximately $5.6 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.9 million. In addition, in the nine months ended June 30, 2005, we generated approximately $2.2 million from the sale of shares of NexFlash (which includes the $0.5 million of NexFlash shares purchased in the March 2005 quarter) resulting in a pre-tax gain of approximately $0.5 million and approximately $0.5 million from the sale of fixed assets. We used approximately $6.8 million, net of cash receipts, for our additional investment in Signia which is comprised of cash used for the purchase of Signia shares of $7.7 million less cash acquired as a result of our consolidation of Signia of $0.9 million. We used approximately $23.2 million, net of cash receipts, for our additional investment in ICSI which is comprised of cash used for the purchase of ICSI shares of $31.6 million less cash acquired as a result of our consolidation of ICSI of $8.4 million. The cash used for investing activities in the nine months ended June 30, 2004 primarily resulted from net purchases of available-for-sale securities of $95.0 million. We generated approximately $13.2 million from our sale of shares in the SMIC IPO in March 2004.

In the nine months ended June 30, 2005, we made capital expenditures of approximately $1.0 million for test equipment and engineering tools. We expect to spend approximately $2.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $12.7 million for financing activities during the nine months ended June 30, 2005 compared to $101.4 million generated in the nine months ended June 30, 2004. In the nine months ended June 30, 2005, we used $15.0 million to pay convertible debentures and $1.8 million to repay short-term debt acquired in the consolidation of ICSI. The source of financing for the nine months ended June 30, 2005, was proceeds from the issuance of common stock of $2.2 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million and borrowings of $0.6 million under ICSI lines of credit. In the three months ended March 31, 2004, we completed a follow-on public offering of our common stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in the nine months ended June 30, 2004, we generated $7.9 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan.

We lease our facilities including our headquarters in Santa Clara, California, our field sales offices in the U.S. and Europe, and sales and engineering offices in Asia. In addition, ICSI leases the land in Taiwan on which their building is situated. Our leases expire at various dates through 2016. Our outstanding commitments under these leases are approximately $5.0 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On January 25, 2005, we announced our intention to acquire ICSI. ICSI is a public company in Taiwan and trades on the Taiwan Stock Exchange. Prior to this transaction, we owned approximately 29% of ICSI. In addition, we owned approximately $3.8 million of ICSI convertible debentures at March 31, 2005. In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. The total purchase price, including our previous investment of $8.5 million, was $40.1 million. We plan to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million. We also agreed to loan $15.0 million to ICSI under loan documents executed on April 28, 2005, of which $13.0 million had been funded as of June 30, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective on April 28, 2005.

Our contractual cash obligations at June 30, 2005 are outlined in the table below:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,951	$474	$2,690	$420	$1,367
Purchase obligations with wafer foundries	18,353	18,353	—	—	—
Non-cancelable purchase commitments	—	—	—	—	—

Total contractual cash obligations	$23,304	$18,827	$2,690	$420	$1,367

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

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Certain Factors Which May Affect Our Business or Future Operating Results

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $31.7 million in the first nine months of fiscal 2005, which included inventory write-downs of $10.9 million and charges of $11.7 million related to our equity interest in ICSI. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We expect to incur a loss in the September 2005 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Our financial statements consolidate the results of ICSI effective May 2005 and fluctuations in ICSI’s results will also impact our results.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the six months ended June 30, 2005, we purchased additional shares of ICSI for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. We plan to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million. Our financial results for fiscal 2004 and fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Effective May 1, 2005, in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results. As a result, our statement of operations will be impacted by the financial results of ICSI and the minority interest will be reflected in the minority interest in net loss of consolidated subsidiary.

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

In the nine months ended June 30, 2005, approximately 88% of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2004, we experienced a sequential decline in revenue from $58.1 million in our June 2004 quarter to $31.1 million in our September 2004 quarter. This decline was a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of our products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2003, fiscal 2004 and the first nine months of fiscal 2005, we recorded inventory write-downs of $4.1 million, $17.3 million and $10.9 million, respectively. The inventory write-downs primarily related to valuing our inventory at the lower-of-cost-or-market, and to a lesser extent, adjusting our inventory valuation for certain excess and obsolete products.

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

We may encounter difficulties in effectively integrating ICSI or other acquired businesses.

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

In this regard, in the nine months ended June 30, 2005, we increased our ownership in Signia to approximately 68% of the outstanding shares. The cost of this additional investment was approximately $8.1 million in cash. We may encounter difficulties in effectively working with Signia. In addition, we could be subject to charges for impairment if Signia’s business materially declines. There is no assurance that Signia or any future acquisitions will contribute positively to our business or operating results.

Further, on January 25, 2005, we announced our intention to acquire ICSI. Prior to this transaction, we owned approximately 29% of ICSI. In the six months ended June 30, 2005, we purchased additional shares of ICSI in the open market for approximately $31.6 million increasing our ownership percentage to approximately 61% at June 30, 2005. We plan to acquire substantially all of the remaining outstanding shares of ICSI in August 2005 for cash of approximately $38 million. We may encounter difficulties in integrating ICSI’s operations with ours. Furthermore, we could be subject to charges for impairment if ICSI’s business materially declines. Furthermore, the costs of the combined operations may be higher than anticipated and the revenues of the combined operations may be lower than expected. There is no assurance that ICSI will contribute positively to our business or operating results.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. In the three and nine month periods ended June 30, 2005, no single customer accounted for over 10% of net sales. Sales to Asian Information Technology Inc. (“AIT”) accounted for approximately 10% of total net sales for the three and nine months ended June 30, 2004. During the September 2004 quarter, we experienced cancelled or reduced orders from some of our larger customers that adversely impacted our operating results. We may not be able to retain our key customers, such customers may cancel or reschedule orders, and in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In the nine months ended June 30, 2005, approximately 15% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 74% was attributable to customers located in Asia. In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to shipments in the U.S., 10% was attributable to shipments in Europe and 77% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore.

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

Over the last few years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At June 30, 2005, our strategic investments in non-marketable securities totaled $4.8 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately $0.4 million and $1.3 million in impairment losses during fiscal 2002 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $31.9 million and a market value at June 30, 2005 of approximately $57.7 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of

15% of the Company’s pre-offering shares every 180 days following the IPO. Thus, all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at June 30, 2005.

Due to the potential value of our strategic investments, we could be determined to be an investment company and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We are a fabless semiconductor company engaged in the design and marketing of high performance integrated circuits. We have acquired non-controlling equity positions in SMIC and other companies for strategic, commercial reasons relating to our primary business. Most of our equity positions are in privately held entities that do not have a readily determinable market value. However, the shares we hold in SMIC are publicly traded on the Hong Kong Stock Exchange and the New York Stock Exchange. These securities have significant value and may increase in value in the future. In addition, our equity positions could be considered to be “investment securities” under the Investment Company Act of 1940 (“1940 Act”), raising a question of whether we are an investment company required to register and be regulated under the 1940 Act. We believe that we are primarily engaged in the semiconductor business and that any such securities we own are ancillary and strategically related to our semiconductor business. Accordingly, we do not believe that we are an investment company. If a court or the Securities and Exchange Commission disagrees with this interpretation, we may be required to either dispose of a portion of the securities we own in SMIC and other companies to comply with the 1940 Act or register under the 1940 Act. If we choose to dispose of an additional portion of our securities in SMIC, our ability to secure access to wafer capacity from SMIC may be adversely impacted. If we choose to register as an investment company, we will become subject to significant regulation under the 1940 Act which would materially adversely affect our ability to operate as a semiconductor company.

Recent changes in securities laws and regulations are increasing our costs.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, the Financial Accounting Standards Board (FASB) has issued changes to US GAAP that will require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after October 1, 2005. This regulation will negatively impact our financial results. Technology companies generally, and our company, specifically, rely on stock options as a major component of our employee compensation packages. If we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate options grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2005 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $101.5 million at June 30, 2005. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in our interest income.

We own less than 2% of SMIC. On March 17, 2004, SMIC completed its IPO. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. As a result of our sale of shares of SMIC in the IPO, we recorded gross proceeds of approximately $13.2 million in the March 2004 quarter resulting in a pre-tax gain of approximately $8.7 million. In the September 2004 quarter, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million. In the nine months ended June 30, 2005, we sold additional shares of SMIC and recorded gross proceeds of approximately $5.6 million and a pre-tax gain of approximately $2.9 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of June 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of our shares in SMIC is approximately $31.9 million and the market value at June 30, 2005 was approximately $57.7 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following the IPO. Thus all of our shares in SMIC will be freely tradable 3 years and 180 days following the IPO. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at June 30, 2005.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $4.8 million at June 30, 2005. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.3 million impairment loss on one of our equity positions in fiscal 2004. In addition, we recorded approximately a $1.3 million impairment loss on our investment in Signia during fiscal 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: August 9, 2005	/s/ Gary L. Fischer
Gary L. Fischer
President, Chief Operating Officer,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)