Form 10-K
period 2005-09-30
INTEGRATED SILICON SOLUTION INC
filed 2005-12-15
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2005 (the last business day of the registrant’s second quarter of fiscal 2005), was approximately $183.9 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 9, 2005 was 37,254,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on February 3, 2006 are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” and elsewhere in this report.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

All forward-looking statements made by us are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. Approximately 90% or more of our revenue is derived from our SRAM and DRAM products. We also design and market EEPROMs, SmartCards, controller chips for Flash memory sticks and card reader-writers, and wireless chipsets. We target large markets with our low cost, high quality semiconductor products and seek to build long-term relationships with our customers. We remain committed to produce many of the lower density and older memories that are of less interest to many larger manufacturers and our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

Our outsourced manufacturing model is based upon a history of joint process technology development relationships with key Asian foundries. In our history we have had such programs with several foundries, including Taiwan Semiconductor Manufacturing Corporation (TSMC), Chartered Semiconductor Manufacturing, and Semiconductor Manufacturing International Corporation (SMIC). We also have made strategic equity purchases in selected foundries. We have an established presence in the important Asian market that includes our design groups in Shanghai, China and Hsinchu, Taiwan. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our world headquarters are in Santa Clara, California.

In fiscal year 2005, we acquired approximately an additional 54% of Integrated Circuit Solution, Inc. (ICSI), formerly a public company in Taiwan. Previously we owned 29% of ICSI. Our goal with this acquisition was to gain greater economies of scale by increasing our revenue and eliminating duplications in expenses. In connection with our ICSI acquisition, we restructured our US expense base and transferred a number of job functions to Taiwan. We began consolidating ICSI’s financial results with ours as of May 1, 2005 and as of September 30, 2005, we held approximately 83% of ICSI.

Our customers include leaders in each of our four target markets, including Apex, ChangHong, D-Link, Panasonic, Samsung, and Sony in consumer electronics; Alcatel, Askey, Asus, Cisco and Foxconn in networking; Ericsson, LG Electronics, Motorola and Nokia in mobile communications; and Bose, Delphi, Philips and Siemens VDO in automotive electronics. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

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

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including digital consumer electronics, networking, mobile communications and automotive electronics. Advances in technology have allowed for increasingly complex digital consumer systems, such as DVD players, set-top boxes, digital cameras and HDTVs. Memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all digital consumer electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

As more consumers and businesses utilize the internet and broadband communications networks and as users upgrade their equipment, the demand for products that connect to networks has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, MP3 audio files and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products, such as cable and DSL modems, switches and routers, require optimized high speed memory architectures to maximize bus bandwidth and speed data transfer.

Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wide local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a range of data services, from internet connectivity to location detection, and are delivering information to consumers through mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device.

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

Integrated circuits that address the semiconductor memory market can be segmented into volatile memory, such as DRAM and SRAM, and non-volatile memory, such as Flash and EEPROM. Volatile memory loses its data if the electricity is turned off, while non-volatile memory retains its data when the electricity is turned off. SRAM is used for applications that require very high speed access to stored data and typically requires four to six transistors to store each bit of data. DRAM uses only a single transistor to store each bit of data. As a result, the storage capacity of DRAM tends to be much greater than that of SRAM. SRAM is faster than DRAM, but more expensive on a cost per bit basis. The same equipment manufacturers that use high performance SRAM may also use low and medium density DRAM and such products can be sold through the same channels.

System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power. High speed SRAM is used in applications such as base stations, bridges, routers, modems and peripherals. Low power SRAM is used in applications such as the wireless handheld and mobile phone markets.

The DRAM market can be segmented into high density devices (currently 512 Mb and above) and low and medium density devices (currently 256 Mb and below). High density DRAM is used in applications that require high capacity storage, such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 256 Mb to 512 Mb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products. Several fabless memory companies, including ISSI, focus on low and medium density DRAM.

Memory suppliers compete on the basis of speed, power consumption, density, reliability, and cost, all of which are a function of process technology and design expertise. Success in the memory market is determined not only by the quality of the device design, but also by the process through which the device can be fabricated. Process technology improvements allow design line widths to be reduced, which in turn allow the integrated circuit design to operate at faster speeds and increased memory density. To meet the demands for high performance memories, a memory supplier must also have a wafer fabrication strategy allowing it to migrate to the newest generations of process technology on a timely basis. Process technology shifts occur frequently and are developed in high end wafer fabrication facilities that typically cost over $1.0 billion. Although most of the large multinational memory companies fabricate their own semiconductor wafers, fabless suppliers rely on third-party wafer foundries. The fabless model is much less capital intensive, but requires strong relationships with foundries to secure wafer supply and access to advanced process technology.

The demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits.

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of the older, smaller density products that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications and automotive electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers. From time to time we have also made equity purchases in selected wafer foundries. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Build Collaborative Relationships with Leading Edge Foundries.    We work in a highly collaborative mode with our principal wafer foundries in developing leading edge process technology that is critical in advanced memories. We entered our first development program with TSMC in 1990 and with Chartered Semiconductor in 1994. We also had process development programs with SMIC and Chartered. Through this collaborative model, we have been able to repeatedly be in the forefront as process technology moves to smaller geometries. In addition, from time to time we will agree to design a specific memory device requested by a foundry. As part of our manufacturing strategy, we have also made strategic equity purchases in key foundries, such as SMIC and, in the past, TSMC. We believe our collaborative development efforts and equity purchases have enabled us to have more secure access to wafer capacity even during industry up cycles. For example, in late 2003 and early 2004, foundry wafers were generally on allocation, but we were able to increase our wafer starts and grow our revenue on a quarterly basis.

Commit to Being a Long-Term Supplier of our Products.    We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers will reduce or cease production of lower density products in periods of tight capacity, as manufacturing such products is less attractive to them than making higher density memories, which typically have higher volumes and greater economies of scale. As an example, we still supply low density 4 Mb EDO DRAM and 64K SRAM, while most large captive memory companies ceased production of such devices several years ago.

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 36 Mb synchronous SRAM product targeting high-end networking applications and a 256 Mb Synchronous DRAM product targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China. Our acquisition of ICSI is a further part of this strategy.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as Apex, ChangHong, D-Link, Samsung and Sony in digital consumer electronics; 3Com, Askey, Cisco, Foxconn and Yahoo! Japan in networking; Ericsson, LG Electronics, Motorola and Nokia in mobile communications; and Bose, Delphi, Philips and Siemens VDO in automotive electronics. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. Our success with these market leaders enables us to attract other customers and diversify our customer base.

Develop Selected Non-Memory Products for Key Markets.    We are developing selected non-memory products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Currently, these products include SmartCards, controller chips for Flash memory sticks, controller chips for card reader-writers, and wireless chipsets.

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Apex	3Com	Ericsson	Bose
ChangHong	Alcatel	LG Electronics	Delphi
D-Link	Askey	Motorola	Philips
LG Electronics	Asus	Nokia	Siemens VDO
Lexmark	Cisco	UTStarcom	Temic
NEC	Foxconn
Panasonic	Huawei
Samsung	Nortel
Sharp	Yahoo! Japan
Sony	ZTE

Our sales and marketing efforts are directed from our Santa Clara headquarters, but we also have sales and marketing teams in Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., Europe, Taiwan, China, Hong Kong, Japan, Korea and India. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also ensures that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.

In fiscal 2005 and fiscal 2004, no single customer accounted for over 10% of our total net sales. In fiscal 2003, sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of our total net sales. A substantial portion of our sales to ATM were for delivery to Ambit. The percentage of our revenues from customers located outside the U.S. was approximately 85%, 87%, and 87% in fiscal 2005, 2004, and 2003, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2005	2004	2003
Asia	75%	75%	77%
Europe	9	11	10
U.S.	15	13	13
Other	1	1	—

Total	100%	100%	100%

Information regarding our long-lived assets is contained in Note 16 to our Consolidated Financial Statements.

Our sales are generally made pursuant to standard purchase orders, which can be revised by our customers to reflect changes in the customer’s requirements. Generally, our purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications and automotive electronics markets. In particular, our SRAM products are used in WLANs, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, FTTH, DSL and cable modems, set top boxes, DVD recorders/players, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

Prior to fiscal 2003, SRAM products generated a majority of our revenue, largely for networking and telecommunications applications. However, in the last several years, these markets remained relatively flat and, in the same period, we experienced rapid growth in the consumer electronics market for our low and medium density DRAM products. As a result, we now derive a majority of our revenue from DRAM products.

SRAM.    Our SRAM strategy is to offer a broad range of devices and be a complete supplier of a customer’s SRAM requirements. We offer advanced, leading-edge products, such as our 36 Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance bridges and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Asynchronous SRAM
High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	128K x 16	2 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	256K x 16	4 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	512K x 8	4 Mb	✓	✓		✓
High Speed (3.3 Volt)	512K x 16	8 Mb	✓	✓	✓	✓
High Speed (3.3 Volt)	1M x 8	8 Mb	✓	✓		✓
Low/Ultra Low Power	128K x 8	1 Mb	✓			✓
Low/Ultra Low Power	64K x 16	1 Mb	✓		✓	✓
Low/Ultra Low Power	128K x 16	2 Mb	✓			✓
Low/Ultra Low Power	256K x 8	2 Mb	✓			✓
Low/Ultra Low Power	256K x 16	4 Mb	✓
Low/Ultra Low Power	512K x 8	4 Mb		✓	✓
Low/Ultra Low Power	1M x 8	8 Mb			✓	✓
Low/Ultra Low Power	512K x 16	8 Mb		✓
Synchronous SRAM
Pipeline Burst/FlowThru	128K x 32/36	4 Mb	✓	✓		✓
Pipeline Burst/FlowThru	256K x 18	4 Mb		✓
Pipeline Burst/FlowThru/No Wait	256K x 36	9 Mb		✓		✓
Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb		✓
Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb		✓
Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb		✓
Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb		✓
Quad/DDR II	2M x 18	36 Mb		✓
Quad/DDR II	1M x 36	36 Mb		✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM is not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128 and 256 Mb DRAM, including a 1.8 volt low power version of our 16Mb and 64Mb SDRAM. In the second quarter of fiscal 2006, we expect to ramp 128Mb and 256Mb DDR1 DRAMs. Applications for our low and medium density DRAM include products such as WLANs, base stations, FTTH, DSL and cable modems, set top boxes, DVD recorders/players, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products, including low power synchronous DRAM products, are under development.

The following table describes our principal DRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Synchronous 3.3 Volt	1M x 16	16 Mb	✓	✓	✓	✓
Synchronous 3.3 Volt	4M x 16	64 Mb	✓	✓	✓	✓
Synchronous 3.3 Volt	2M x 32	64 Mb	✓	✓		✓
Synchronous 3.3 Volt	16M x 8	128 Mb	✓			✓
Synchronous 3.3 Volt	8M x 16	128 Mb	✓	✓	✓	✓
Synchronous 3.3 Volt	4M x 32	128 Mb	✓	✓		✓
Synchronous 3.3 Volt	32M x 8	256 Mb	✓			✓
Synchronous 3.3 Volt	16M x 16	256 Mb	✓	✓		✓
Synchronous 3.3 Volt	8M x 32	256 Mb	✓	✓		✓
Low Power Synchronous 1.8 Volt	1M x 16	16 Mb	✓		✓
Low Power Synchronous 1.8 Volt	4M x 16	64 Mb	✓		✓
Low Power Synchronous 1.8 Volt	2M x 32	64 Mb	✓	✓	✓
Low Power Synchronous 1.8 Volt	8M x 16	128 Mb	✓		✓
Low Power Synchronous 1.8 Volt	4M x 32	128 Mb	✓	✓	✓
Low Power Synchronous 1.8 Volt	16M x 16	256 Mb	✓		✓
Low Power Synchronous 1.8 Volt	8M x 32	256 Mb	✓	✓	✓
Double Data Rate Synchronous 2.5 Volt	8M x 16	128 Mb	✓	✓		✓
Double Data Rate Synchronous 2.5 Volt	4M x 32	128 Mb	✓	✓		✓
Double Data Rate Synchronous 2.5 Volt	16M x 16	256 Mb	✓	✓	✓	✓

EEPROM and Other Memory Products.    Our other memory products include high performance serial EEPROM and embedded EEPROM products targeted at SmartCard applications. Applications for these products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. Annual revenue from these products did not exceed 5% of our total annual revenue for fiscal 2003, 2004 or 2005.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Our wafer fabrication strategy is to build collaborative relationships with leading foundries and we sometimes purchase strategic equity interests in selected foundries. Because memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Historically, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore. In fiscal 2002, we began production at SMIC in China and, in fiscal 2003, we began production at ProMOS and Powerchip in Taiwan.

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

Competition

The semiconductor market is intensely competitive and has been characterized by cyclical market conditions, an oversupply of product, price erosion, rapid technological change and short product life cycles. Key factors impacting our competitive capabilities include:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	wafer manufacturing over or under capacity;

•	access to advanced process technologies at competitive prices;

•	access to assembly and test capacity; and

•	time to market.

We may not be able to compete successfully in the future as to any of these factors and our failure to do so could harm our business.

In the market for SRAM products we compete with several domestic and international semiconductor companies including Cypress, Etron, Giga Semiconductor, Integrated Device Technology, NEC, Renesas

Technology, Samsung, Sony, and Toshiba. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

In the low to medium density DRAM area we generally compete with Hynix, Micron, Nanya, Samsung, Oki and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.

In the EEPROM market, our primary competitors include Atmel, Catalyst, Microchip, and STMicroelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

In the card reader-writer market, competitors include Genesis of Taiwan and Alco Micro. In the Flash Controller chip market, a primary competitor is Silicon Motion Inc.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technology with the smallest geometries. We currently have design teams in Santa Clara, California, Taiwan and China. Our research and development expenditures in fiscal 2005, 2004, and 2003, were $19.3 million, $20.8 million and $23.4 million, respectively.

New SRAM products in design include a die shrink on the 4Meg Asynchronous SRAM, the 16Mb Asynchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 128Mb and 256Mb SDRAMs and DDR DRAMs. We are developing new products on advanced 90-nanometer process technology as well as 0.11 micron, 0.13 micron, and 0.14 micron process technology. In nonvolatile memory, we are currently designing a 256K density serial EEPROM.

We have a strategic goal to add selected non-memory products to diversify our product portfolio. As a result of our ICSI acquisition, we have added a controller chip product for Flash memory sticks and a controller chip product for card reader-writers and we are continuing product development in these areas. In addition, new SmartCard products are in development and we are continuing development of wireless chipsets.

Patents and Intellectual Property

As of September 30, 2005, we held 85 U.S. patents. These patents expire between 2010 and 2020. We have 9 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, through ICSI, we hold 11 Taiwan patents which expire between

2010 and 2024. We have one patent issued in China. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Part of our outsourcing strategy includes licensing product designs. To control our R&D expenses, we occasionally license some of our SRAM and DRAM designs from other companies or our foundries. We also license our own designs to other companies.

Employees

As of September 30, 2005, we had 386 employees worldwide, including 59 employees in the U.S., 88 in China, 220 in Taiwan, 7 in Hong Kong, 2 in India, 2 in Europe, 3 in Korea, and 5 in Japan. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. We also must successfully integrate the ICSI and ISSI employee teams. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of September 30, 2005 are as follows:

Name	Age	Position
Jimmy S.M. Lee	50	Chairman, President, Chief Executive Officer, and Director

Kong Yu Han	50	Vice Chairman

Gary L. Fischer	54	Acting Chief Financial Officer, Acting Secretary, and Director

Chang-Chaio (James) Han	49	GM ISSI-Taiwan & SRAM/DRAM Business Division

Ching Hu	51	GM, ASSP Division

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He reassumed the role of President in November 2005 following Mr. Fischer’s resignation. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Mr. Lee has served as a director of ICSI, a memory supplier, since September 1990 and has served as Chairman of ICSI since May 2005. We acquired control of ICSI in May 2005. He has served as a director of Chrontel, a video optics company, since July 1995 and as a director of Signia Technologies (Signia), a developer of wireless semiconductors, since July 2000. We acquired control of Signia in December 2004. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

Kong Yeu Han has served as our Vice Chairman since May 1, 2005 and as a director since August 11, 2005. He served as Chief Executive Officer of ICSI from January 1999 to May 2005. Mr. Han was a co-founder of ISSI and served as the Company’s Executive Vice President from April 1995 to December 1998, as Vice President from December 1988 to March 1995, and as General Manager, ISSI-Taiwan from September 1990 to December 1998. Mr. Han holds an M.S. degree in electrical engineering from the University of California, Santa Barbara and a B.S. degree in electrical engineering from National Taiwan University.

Gary L. Fischer has been with us since June 1993 and served as a director since April 2001. He served as our President from April 2001 to November 2005 and as Chief Financial Officer from June 1993 to November 2005. In November 2005, Mr. Fischer resigned as President and Chief Financial Officer and assumed the role of Acting Chief Financial Officer until a permanent chief financial officer is appointed. Mr. Fischer also served as our Chief Operating Officer from April 2001 to May 2005. He served as our Executive Vice President from April 1995 to March 2001 and as Vice President from June 1993 to March 1995. From January 1989 to December 1992, Mr. Fischer was Chief Financial Officer of Synergy Semiconductor Corporation, a manufacturer of high performance SRAM and logic integrated circuits. Mr. Fischer has served as a director of ESST, a fabless semiconductor company, since August 2004 and as a director of Pericom Semiconductor, a semiconductor company, since May 2005. Mr. Fischer holds an M.B.A. degree from the University of Santa Clara and a B.A. degree from the University of California, Santa Barbara.

Chang-Chaio (James) Han has served as the Company’s General Manager, ISSI-Taiwan and SRAM/DRAM Business Division since May 2005. He served as President of ICSI from October 2003 to April 2005, and as Vice President of Design of ICSI from July 1998 to October 2003. Mr. Han holds a PhD degree in electrical engineering from Case Western Reserve University and MS and BS degrees in electrical engineering from National Taiwan University.

Ching Hu has been with us since September 2001 and has served as General Manger, ASSP Division since May 2005. He also served as President of ISSI-Asia from December 2003 to May 2005 and as General Manager, ISSI-Taiwan from September 2001 to November 2003. From April 1998 to April 2001, he was Vice President of Operations at Nanya Technology Corporation, a semiconductor company. Mr. Hu has served as a director of E-CMOS, a peripheral interface device company, since August 1990; as a director of Signia since January 2005; and as a director of ICSI since March 2005. Mr. Hu holds an MS degree in material science engineering from the University of California at Santa Barbara, and a BS degree in material science and engineering from National Tsing-Hua University in Taiwan.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of ISSI.

Item 1A. Risk Factors

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $37.9 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We expect to incur a loss in the December 2005 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Our financial statements consolidate the results of ICSI effective May 1, 2005 and fluctuations in ICSI’s results will also impact our results. We may encounter difficulties in integrating ICSI into ISSI.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the nine months ended September 30, 2005, we purchased additional shares of ICSI for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. We intend to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $16 million. Our financial results for fiscal 2004 and fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Effective May 1, 2005, in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results. As a result, our statement of operations is impacted by the financial results of ICSI and the minority interest is reflected in the minority interest in net loss of consolidated subsidiary.

Our acquisition of ICSI requires combining two employee teams in Taiwan: ICSI and ISSI-Taiwan. We may not be able to retain the individual employees that we believe are key contributors if they decide to leave us. Further, we are now in the process of streamlining our operations because duplications exist as a result of the acquisition. We may encounter operational problems that could impact planning, on-time-delivery, product quality, customer relations or other problems resulting from difficulties in combining the operations. Such problems could result in lower revenue or increased expenses. Furthermore, we could be subject to charges for impairment if ICSI’s business materially declines. Furthermore, the costs of the combined operations may be higher than anticipated and the revenues of the combined operations may be lower than expected. There is no assurance that ICSI will contribute positively to our business or operating results.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	our ability to successfully integrate the operations of ICSI;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	our failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	our failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	our failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any litigation or future antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In fiscal 2005, approximately 88% of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, in fiscal 2004, we experienced a sequential decline in revenue from $58.1 million in our June 2004 quarter to $31.1 million in our September 2004 quarter. This decline was a result of a decrease in unit shipments of our products due to lower demand for electronic products that use our devices, as well as a decline in the average selling prices of our products. We may not be able to offset any future price declines by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2005, fiscal 2004 and fiscal 2003, we recorded inventory write-downs of $13.9 million, $17.3 million and $4.1 million, respectively. The inventory write-downs primarily related to valuing our inventory at the lower-of-cost-or-market, and to a lesser extent, adjusting our inventory valuation for certain excess and obsolete products.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, TSMC, Chartered Semiconductor Manufacturing, Powerchip Semiconductor and ProMOS Technologies. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us.

Our gross margins may decline even in periods of increasing revenue.

Our gross margin is affected by a variety of factors, including our mix of products sold, average selling prices for our products and cost of wafers. Even when our revenues are increasing, our gross margin may be adversely affected if such increased revenue is from products with lower margins or declining average selling prices. During periods of strong demand, wafer capacity is likely to be in short supply and we will likely have to pay higher prices for wafers, which would adversely affect our gross margin unless we are able to increase our product prices to offset such costs. To maintain our gross margins when average selling prices are declining, we must introduce new products with higher margins or reduce our cost per unit. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

We may encounter difficulties in effectively integrating newly acquired businesses.

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

In this regard, in fiscal 2005, we increased our ownership in Signia to approximately 68% of the outstanding shares. The cost of this additional investment was approximately $8.1 million in cash. We may encounter difficulties in effectively working with Signia. In addition, we could be subject to charges for impairment if Signia’s business materially declines. For the period ending September 30, 2005, we incurred an impairment charge of $4.4 million related to the goodwill acquired with Signia. There is no assurance that Signia or any future acquisitions will contribute positively to our business or operating results.

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

As sales to our customers are executed pursuant to purchase orders and no purchasing contracts typically exist, our customers can cease doing business with us at any time. For example, during the September 2004 quarter, we experienced cancelled or reduced orders from some of our larger customers that adversely impacted our operating results. We may not be able to retain our key customers, such customers may cancel or reschedule orders, and in the event of canceled orders, such orders may not be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter, and such fluctuating sales could harm our business and financial results.

We have significant international sales and operations and risks related to our international activities could harm our operating results.

In fiscal 2005, approximately 15% of our net sales was attributable to shipments in the U.S., 9% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2003, approximately 13% of our net sales was attributable to shipments in the U.S., 10% was attributable to shipments in Europe and 77% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore and a substantial majority of our employees are located outside of the U.S.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring experienced engineers in countries such as China;

•	difficulties in collecting foreign accounts receivable;

•	travel or other restrictions related to public health issues such as severe acute respiratory syndrome (SARS);

•	political instability, including any changes in relations between China and Taiwan; and

•	earthquakes and other natural disasters.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At September 30, 2005, our strategic investments in non-marketable securities totaled $4.7 million. These equity securities may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are tested for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $0.3 million impairment losses on two of our equity positions in fiscal 2005. In addition, we recorded approximately $0.3 million and $1.3 million in impairment losses during fiscal 2004 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $30.3 million and a market value at September 30, 2005 of approximately $46.4 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following

SMIC’s IPO which occurred in March 2004. Thus, all of our shares in SMIC will be freely tradable in February 2007. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at September 30, 2005.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including the report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 contained in this report on Form 10-K. We expect these new rules and regulations to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 has resulted in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

We may experience difficulties and increased expenses in complying with Sarbanes-Oxley Section 404.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management and also contains a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Although we concluded that our internal control over financial reporting was effective and our auditors concurred with such assessment at September 30, 2005, if in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the Financial Accounting Standards Board (FASB) has issued changes to US GAAP that will require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after October 1, 2005. This regulation will negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

We depend on our ability to attract and retain our key technical and management personnel.

Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Chairman and Chief Executive Officer has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.

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

The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In particular, a competitor with a materially smaller die size and lower cost could dramatically gain market share in a short period of time. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the memory market depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	our ability to successfully integrate the operations of ICSI;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the gain or loss of significant customers; and

•	the nature of our competitors and general economic conditions.

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

Item 1B. Unresolved Staff Matters

None.

Item 2. Properties

Our headquarters consists of approximately 93,400 square feet of office space located in Santa Clara, California. The lease on this building expires in February 2007. Our China subsidiary occupies approximately 31,000 square feet under a lease that expires in February 2006. In Taiwan we now own and occupy the ICSI building which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

In the ordinary course of our business, we have been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

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

Fiscal Year 2004
First Quarter	$19.50	$9.57
Second Quarter	$19.87	$13.25
Third Quarter	$19.35	$10.81
Fourth Quarter	$12.30	$7.01

Fiscal Year 2005
First Quarter	$8.50	$7.26
Second Quarter	$8.30	$6.06
Third Quarter	$7.68	$5.76
Fourth Quarter	$9.66	$7.33

Holders of Record

As of December 9, 2005, there were approximately 196 stockholders of record of our common stock and approximately 15,100 beneficial holders of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference in our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders to be held on February 3, 2006.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2005 and the consolidated balance sheet data set forth below at September 30, 2005 and 2004 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal years ended September 30, 2002 and September 30, 2001 and the consolidated balance sheet data set forth below at September 30, 2003, 2002 and 2001 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2005 (2)	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$181,438	$181,012	$97,660	$70,448	$152,048
Cost of sales	165,693	154,315	86,046	86,213	144,869

Gross profit (loss)	15,745	26,697	11,614	(15,765)	7,179

Operating expenses
Research and development	19,340	20,838	23,394	29,841	25,303
Selling, general and administrative	23,308	16,403	13,328	15,962	20,721
Acquired in-process technology	2,764	—	—	4,689	—
Impairment of goodwill	4,400	—	—	—	—

Total operating expenses	49,812	37,241	36,722	50,492	46,024

Operating income (loss)	(34,067)	(10,544)	(25,108)	(66,257)	(38,845)
Other income (expense), net	7,054	12,112	(255)	2,392	38,412
Provision (benefit) for income taxes	(268)	488	3	(3,220)	150
Equity in net income (loss) of affiliates/minority interest	(11,147)	2,405	(2,711)	(6,895)	1,698

Net income (loss)	$(37,892)	$3,485	$(28,077)	$(67,540)	$1,115

Basic net income (loss) per share (1)	$(1.03)	$0.10	$(1.01)	$(2.49)	$0.04

Diluted net income (loss) per share (1)	$(1.03)	$0.10	$(1.01)	$(2.49)	$0.04

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	124,212	138,965	58,442	78,822	122,859
Total assets	283,116	300,864	158,099	184,676	237,852
Total long-term obligations and current portion of long-term obligations	—	—	—	158	314
Stockholders’ equity	222,928	263,037	131,949	155,423	214,437

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	See Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of fiscal 2005 results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI and two ISSI directors, Mr. Lee and Mr. Tanigami, held seats on the board of ICSI. In addition, we owned approximately $3.8 million of ICSI convertible debentures at March 31, 2005. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. The total purchase price for this 83% interest was approximately $61.0 million. We plan to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $16 million.

Our financial results for fiscal 2003, fiscal 2004 and fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. On May 1, 2005, we assumed effective control of ICSI and in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results as of May 1, 2005.

Our financial results for fiscal 2003, fiscal 2004 and fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia Technologies Inc. (Signia) on the cost basis. Effective December 2004, our ownership of Signia became greater than 50% and we began consolidating the results of Signia.

Our financial results for fiscal 2003 through the 7 month period ending April 30, 2003 reflect accounting for our investment in E-CMOS Technology Corporation (E-CMOS) on the equity basis and include our percentage share of the results of E-CMOS’ operations. Effective May 2003, our ownership of E-CMOS became less than 20% and we began accounting for E-CMOS on the cost basis. Our financial results for fiscal 2003 and fiscal 2004 until their IPO in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of September 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. ICSI is a Taiwan-based fabless memory supplier, E-CMOS is a Taiwan-based peripherals interface device company, Signia is a developer of wireless semiconductors, and SMIC is a China-based semiconductor foundry. At September 30, 2005, we owned approximately 83% of ICSI, approximately 68% of Signia, approximately 11% of E-CMOS and less than 2% of SMIC.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, SmartCards, controller chips for Flash memory sticks and card reader-writers and wireless chipsets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, in 2001, the high-end networking and telecom markets slowed and this adversely impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and have represented a majority of our net sales in each year since fiscal 2003.

In order to limit and control our operating expenses, in recent years we have reduced our headcount in the U.S. and transferred various functions to our subsidiary in Taiwan and our subsidiary in China. Our acquisition of ICSI was a key part of this strategy. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

Although average selling prices of our SRAM and DRAM products have generally declined over time, the selling prices are very sensitive to supply and demand conditions in our target markets. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced further declines in the average selling prices for certain of our products in the four quarters of fiscal 2005. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 85%, 87% and 87% in fiscal 2005, 2004 and 2003, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2005	2004	2003
Asia	75%	75%	77%
Europe	9	11	10
U.S.	15	13	13
Other	1	1	—

Total	100%	100%	100%

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

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased slightly to $181.4 million in fiscal 2005 from $181.0 million in fiscal 2004. Fiscal 2005 includes five months of revenue of approximately $48.9 million attributable to the consolidation of ICSI beginning May 1, 2005. However, the $48.9 million attributable to the consolidation of ICSI is not necessarily indicative of the operations of ICSI on a stand alone basis as we transferred certain customers between ISSI and ICSI after May 1, 2005, based upon geographic location. In fiscal 2005, the decrease in revenue from the sale of our DRAM and SRAM products was offset by an increase in sales of non-memory products from our acquisitions of ICSI and Signia. The decrease in DRAM revenue in fiscal 2005 as compared to fiscal 2004 can be attributed primarily to a decrease in the average selling prices of our 64 Mb DRAM devices which was not fully offset by the increase in unit shipments. Increased unit shipments of our 16 Mb and 128 Mb DRAM devices in fiscal 2005 more than offset the decline in average selling prices for such products resulting in an increase in revenue attributable to those devices. The decline in revenue from our SRAM products in fiscal 2005 compared to fiscal 2004 can be attributed to an overall decline in both unit shipments and average selling prices of our SRAM products. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2005 and fiscal 2004, no single customer accounted for over 10% of net sales.

Gross Profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, quality assurance and import duties. Gross profit decreased by $11.0 million to $15.7 million in fiscal 2005 from $26.7 million in fiscal 2004. Gross margin decreased to 8.7% in fiscal 2005 from 14.7% in fiscal 2004. In fiscal 2005, we recorded inventory write-downs of $13.9 million predominately as a result of applying our lower-of-cost-or-market inventory valuation policy. In fiscal 2004, we recorded inventory write-downs of $17.3 million predominately for lower of cost or market adjustments and, to a lesser extent, excess inventory. Excluding the effect of the inventory write-downs, the decrease in gross profit can be attributed primarily to a decrease in the average selling prices of our 64 Mb DRAM devices in fiscal 2005 compared to fiscal 2004. In addition, declines in the average selling prices of our DRAM products more than offset declines in the cost of our DRAM products in fiscal 2005 compared to fiscal 2004, resulting in a decline in our DRAM gross margin. An overall decline in both unit shipments and average selling prices of our SRAM products in fiscal 2005 compared to fiscal 2004 resulted in a decrease in our SRAM gross profit. Our gross profit in fiscal 2005 benefited from the sale of non-memory products from our acquisitions of ICSI and Signia. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product unit costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development.    Research and development expenses decreased by 7% to $19.3 million in fiscal 2005 from $20.8 million in fiscal 2004. As a percentage of net sales, research and development expenses decreased to 10.7% in fiscal 2005 from 11.5% in fiscal 2004. The decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts, resulting in a reduction in mask costs. In addition, payroll related expenses in the U.S. and depreciation expense decreased in fiscal 2005 compared to fiscal 2004. These factors were partially offset by an increase in research and development expenses attributable to our consolidation of Signia, beginning in December 2004, and ICSI, beginning in May 2005 (see In-process Research and Development below). The increased costs associated with the development of new products could result in our research and development expenses increasing in absolute dollars in future periods.

Selling, General and Administrative.    Selling, general and administrative expenses increased by 42% to $23.3 million in fiscal 2005 from $16.4 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 12.8% in fiscal 2005 from 9.1% in fiscal 2004. The increase in selling, general and administrative expenses is primarily attributable to our consolidation of Signia, beginning in December 2004, and ICSI, beginning in May 2005. In the September 2005 quarter, we recorded a charge to allowance for doubtful accounts of approximately $1.0 million, primarily for amounts due from Delphi Electronics. In addition, we had a $1.1 million write-off of excess facility space in our Santa Clara headquarters in the March 2005 quarter. Changes in corporate governance rules, in particular, complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, have had and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, our selling, general and administrative expenses may increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

In-process Research and Development.    In December 2004, we acquired a majority ownership in Signia. As of March 31, 2005, we had increased our ownership in Signia to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash, which includes $0.4 million in estimated transaction costs. Prior to this increase, we owned approximately 15% of the outstanding equity of Signia and accounted for our investment on the cost basis. Since we increased our ownership to 68%, beginning from December 1, 2004 we consolidate Signia’s financial statements with our own. The total purchase price, including our previous investment of $1.1 million, was $9.2 million. The allocation of the purchase price of Signia includes both tangible assets and acquired intangible assets, including developed technology as well as in-process research and development (IPR&D). The $0.3 million allocated to IPR&D was expensed, as it was deemed to have no future alternative value.

In fiscal 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. The total purchase price, including our previous investment of $8.5 million, was $61.0 million. We consolidated the ICSI financials with our own effective May 1, 2005. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets, including both developed technology and in-process research and development (IPR&D). The $2.5 million allocated to IPR&D was expensed as it was deemed to have no future alternative value. The valuation and purchase allocation is subject to further adjustment as ISSI purchases additional shares of ICSI. There will be an additional charge to IPR&D in the December 2005 quarter as additional shares of ICSI are acquired.

Impairment of Goodwill.    In September 2005, we recorded an impairment charge for the goodwill related to our acquisition of Signia of approximately $4.4 million. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not generated and would be unable to generate future cash flows to support the goodwill amount.

Interest and other income (expense), net.    Interest and other income (expense), net was $2.2 million of other income in fiscal 2005 compared to $1.2 million of other income in fiscal 2004. The $2.2 million of other income in fiscal 2005 is comprised primarily of interest income of $2.6 million and the gain on the sale of assets of $0.5 million offset by $(0.8) million in foreign currency exchange losses and $(0.3) million in impairment losses related to two of our cost method equity investments. The $1.2 million other income in fiscal 2004 was comprised primarily of interest income.

Gain on sale of investments.    In fiscal 2005, we sold shares of SMIC for approximately $8.7 million which resulted in a pre-tax gain of $4.4 million. In addition, we sold our investment in NexFlash (including shares held by ICSI) for approximately $3.2 million, which resulted in a pre-tax gain of $0.6 million. In fiscal 2004, we sold shares of SMIC for approximately $18.2 million, resulting in a pre-tax gain of approximately $10.9 million.

Provision for Income Taxes.    For fiscal 2005, we recorded an income tax benefit of $268,000 consisting of the reversal of previously provided taxes that are no longer necessary offset by foreign withholding tax and state minimum taxes. The provision for income taxes for fiscal 2004 of $488,000 reflects taxes for U.S. federal alternative minimum tax, state minimum tax and tax in certain foreign jurisdictions.

We have a recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

Minority interest in net loss of consolidated subsidiary.    The minority interest in net loss of consolidated subsidiary includes the minority shareholders’ proportionate share of the net loss of Signia for the ten months ended September 30, 2005, and the minority shareholders’ proportionate share of the net loss of ICSI for the five months ended September 30, 2005.

Equity in net income (loss) of affiliated companies.    Equity in net income (loss) of affiliated companies was an $11.9 million loss in fiscal 2005 compared to $2.4 million income in fiscal 2004. This primarily reflects a decline in ICSI’s financial results as a result of inventory write-downs in the seven months ended April 30, 2005 (prior to our consolidation of ICSI’s financial results) compared to fiscal 2004. In addition, in fiscal 2005, we recorded a loss of approximately $0.2 million related to our equity interest in Key Stream Corp. (KSC), an investment of ICSI’s.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Net sales.    Net sales increased by 85% to $181.0 million in fiscal 2004 from $97.7 million in fiscal 2003. The increase in sales was principally due to an increase in the average selling prices of our DRAM products, specifically our 64 and 16 Mb devices, in fiscal 2004 compared to fiscal 2003. In addition, sales in fiscal 2004 benefited from shipments of our 128 Mb DRAM product. An increase in unit shipments of our SRAM products in fiscal 2004 compared to fiscal 2003, more than offset any declines in the average selling prices for such products resulting in an overall increase in SRAM revenue.

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

Other income (expense), net.    Other income, net was $1.2 million in fiscal 2004 compared to other expense of $(0.8) million in fiscal 2003. In fiscal 2003, we recorded approximately a $1.3 million impairment loss on our investment in Signia. In fiscal 2004, interest income increased by approximately $0.6 million compared to fiscal 2003 as the result of higher cash balances.

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

Equity in net income (loss) of affiliated companies.    Equity in net income (loss) of affiliated companies was $2.4 million income in fiscal 2004 compared to a $2.7 million loss in fiscal 2003. This primarily reflected an improvement in ICSI’s financial results in the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2005, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $124.2 million. During fiscal 2005, operating activities provided cash of approximately $4.5 million compared to $37.4 million used in fiscal 2004. The cash provided by operations was primarily due to decreases in inventories of $19.4 million as a result of inventory write-downs and a decrease in inventory purchases in an effort to manage inventory levels, decreases in accounts receivable of $12.2 million as a result of improved collections and decreases in other assets of $3.4 million. This was partially offset by our uses of cash in fiscal 2005, including our net loss of $37.9 million adjusted for non-cash items of $18.7 million (the gain on the sale of SMIC shares of $(4.4) million, the gain on the sale of NexFlash shares of $(0.6) million, equity in net loss of affiliated companies of $11.9 million, impairment charges for goodwill of $4.4 million, depreciation and amortization of $3.6 million, in-process research and development charge of $2.8 million, provision for bad debt of $1.0 million and other non-cash items of $0.5 million) and decreases in accounts payable of $8.4 million primarily driven by a decrease in inventory purchases in an effort to manage inventory levels and decreases in accrued expenses of $3.4 million.

In fiscal 2005, we generated $22.7 million from investing activities compared to $66.3 million used in fiscal 2004. The cash generated from investing activities in fiscal 2005 primarily resulted from net sales of available-for-sale securities of $63.1 million. In addition, in fiscal 2005, we generated approximately $8.7 million from the sale of SMIC shares, resulting in a pre-tax gain of approximately $4.4 million and approximately $3.2 million from the sale of shares of NexFlash, resulting in a pre-tax gain of approximately $0.6 million and approximately $0.5 million from the sale of fixed assets. We used approximately $7.2 million, net of cash receipts, for our additional investment in Signia which is comprised of cash used for the purchase of Signia shares of $8.1 million less cash acquired as a result of our consolidation of Signia of $0.9 million. We used approximately $44.1 million, net of cash receipts, for our additional investment in ICSI which is comprised of cash used for the purchase of ICSI shares of $52.5 million less cash acquired as a result of our consolidation of ICSI of $8.4 million. The cash used for investing activities in fiscal 2004 primarily resulted from net purchases of available-for-sale securities of $82.0 million. In fiscal 2004, we generated approximately $18.2 million from our sale of SMIC shares resulting in a pre-tax gain of approximately $10.9 million.

In fiscal 2005, we made capital expenditures of approximately $1.0 million for test equipment and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $16.5 million for financing activities during fiscal 2005 compared to $100.8 million generated in fiscal 2004. We have $20.4 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through August 2006. As of September 30, 2005, we had outstanding borrowings of approximately $6.6 million under these short-term lines of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $12.6 million and $1.2 million, respectively, at September 30, 2005. In fiscal 2005, we used $16.4 million to pay convertible debentures acquired in the acquisition of ICSI and $23.0 million for the repayment of short-term borrowings. The source of financing for fiscal 2005 was borrowings of $17.9 million under ICSI lines of credit, proceeds from the issuance of common stock of $3.8 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million. In the three months ended March 31, 2004, we completed a follow-on public offering of our common stock whereby we sold 6,025,000 shares at a public offering price of $16.50 per share. Proceeds from this offering, net of commissions, discounts and expenses, were $93.5 million. In addition, in fiscal 2004, we generated $8.8 million from the issuance of common stock from option exercises and sales under our employee stock purchase plan and used $1.5 million to secure a letter of credit for the purchase of equipment.

Our headquarters are located in a leased site in Santa Clara, California. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2007. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases are approximately $4.4 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the nine months ended September 30, 2005, we purchased additional shares of ICSI for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. We intend to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $16 million.

Our contractual cash obligations at September 30, 2005 are outlined in the table below:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,413	$1,892	$1,019	$400	$1,102
Purchase obligations with wafer foundries	18,273	18,273	—	—	—
Non-cancelable purchase commitments	—	—	—	—	—

Total contractual cash obligations	$22,686	$20,165	$1,019	$400	$1,102

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

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments and (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this Report on Form 10-K.

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

Accounting for Acquisitions and Goodwill.    We account for acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards, or SFAS, 142, “Goodwill and Other Intangible Assets.” Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. We engage a qualified third party valuation firm that specializes in the valuation of tangible and intangible assets to advise us in the valuation analysis. The valuation firm will deliver a written analysis of the values assessed. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we and our valuation firm consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. In fiscal 2005, we recorded charges for impairment of goodwill in the amount of $4.4 million.

Valuation of non-marketable securities.    Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be overstated, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At September 30, 2005, our strategic investments in non-marketable securities totaled $4.7 million.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We currently intend on applying prospective recognition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We will adopt SFAS 123R in the first quarter of fiscal 2006. As permitted by SFAS 123, we currently account for share-based payments by applying the accounting provisions of APB 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations due to the amortization of the outstanding unvested share-based awards through their vesting period, although it will have no added impact on our cash flows. The financial impact in future periods will depend on the level of share-based awards granted in the future. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net loss and loss per share in Note 1 to the Consolidated Financial Statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is required to be adopted by us in fiscal 2006. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. We have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk. In the quarter ended September 30, 2005, we recorded exchange losses of approximately $0.9 million, however, prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents, restricted cash and short-term investments of $87.0 million at September 30, 2005 excluding $37.2 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.9 million decrease in our interest income.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, we sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. In fiscal 2004, we sold shares of SMIC for approximately $18.2 million, resulting in a pre-tax gain of approximately $10.9 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of September 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $30.3 million and the market value at September 30, 2005 was approximately

$46.4 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable in February 2007.

We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of approximately $4.7 million at September 30, 2005. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately $0.3 million impairment losses on two equity investments in fiscal 2005 and a $0.3 million impairment loss on one of our equity positions in fiscal 2004.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	39

Financial Statements:

Consolidated Statements of Operations
For Fiscal Years Ended September 30, 2005, September 30, 2004, and September 30, 2003	42

Consolidated Balance Sheets
As of September 30, 2005 and September 30, 2004	43

Consolidated Statements of Stockholders’ Equity
For Fiscal Years Ended September 30, 2005, September 30, 2004, and September 30, 2003	44

Consolidated Statements of Cash Flows
For Fiscal Years Ended September 30, 2005, September 30, 2004, and September 30, 2003	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Integrated Silicon Solution, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Integrated Silicon Solution, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Integrated Circuit Solution, Inc., which Integrated Silicon Solution, Inc. gained effective control of on May 1, 2005 and Signia Technologies Inc. which Integrated Silicon Solution, Inc. acquired in December 2004. As of and for the period from May 1, 2005 through September 30, 2005, total assets and total revenues subject to Integrated Circuit Solution, Inc.’s internal control over financial reporting represented 31% and 27% of Integrated Silicon Solution, Inc.’s consolidated total assets and total revenue as of and for the fiscal year ended September 30, 2005. As of and for the period from December 1, 2004 through September 30, 2005, total assets and total revenues subject to Signia Technologies Inc.’s internal control over financial reporting represented 2% and 2% of Integrated Silicon Solution, Inc.’s consolidated total assets and total revenue as of and for the fiscal year ended September 30, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Integrated Circuit Solution, Inc. or Signia Technologies Inc.

In our opinion, management’s assessment that Integrated Silicon Solution, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Integrated Silicon Solution, Inc. and our report dated December 14, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

December 14, 2005

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2005	2004	2003
	(in thousands, except per share data)
Net sales (See Note 20)	$181,438	$181,012	$97,660
Cost of sales (See Note 20)	165,693	154,315	86,046

Gross profit	15,745	26,697	11,614

Operating expenses
Research and development	19,340	20,838	23,394
Selling, general and administrative	23,308	16,403	13,328
Acquired in-process technology charge	2,764	—	—
Impairment of goodwill	4,400	—	—

Total operating expenses	49,812	37,241	36,722

Operating loss	(34,067)	(10,544)	(25,108)
Interest and other income (expense), net	2,229	1,272	(761)
Interest expense	(177)	(34)	(46)
Gain on sales of investments, net	5,002	10,874	552

Income (loss) before income taxes, minority interest and equity in net income (loss) of affiliated companies	(27,013)	1,568	(25,363)
Provision (benefit) for income taxes	(268)	488	3

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	(26,745)	1,080	(25,366)
Minority interest in net loss of consolidated subsidiary	767	—	17
Equity in net income (loss) of affiliated companies	(11,914)	2,405	(2,728)

Net income (loss)	$(37,892)	$3,485	$(28,077)

Basic net income (loss) per share	$(1.03)	$0.10	$(1.01)

Shares used in basic per share calculation	36,663	33,444	27,777

Diluted net income (loss) per share	$(1.03)	$0.10	$(1.01)

Shares used in diluted per share calculation	36,663	36,121	27,777

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2005	2004
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,484	$17,015
Restricted cash	301	1,500
Short-term investments	96,427	120,450
Accounts receivable, net of allowance for doubtful accounts of $2,251 in 2005 and $984 in 2004	27,255	23,291
Accounts receivable from related parties (See Note 20)	253	3,442
Inventories	60,468	44,718
Other current assets	3,594	1,541

Total current assets	215,782	211,957
Investments	9,182	59,701
Property, plant, equipment, and leasehold improvements, net	21,725	5,622
Goodwill	20,232	—
Purchased intangible assets, net	6,142	—
Other assets	10,053	23,584

Total assets	$283,116	$300,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$6,628	$—
Accounts payable	29,612	27,058
Accounts payable to related parties (See Note 20)	6,093	3,435
Accrued compensation and benefits	2,467	2,431
Accrued expenses	7,029	4,903

Total current liabilities	51,829	37,827
Other long-term liabilities	1,793	—

Total liabilities	53,622	37,827

Commitments and contingencies

Minority interest	6,566	—

Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2005 and 2004. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2005 and 2004. Issued and outstanding shares—37,200 in 2005 and 36,178 in 2004	4	4
Additional paid-in capital	340,567	336,524
Accumulated deficit	(131,735)	(93,843)
Accumulated comprehensive income	14,109	20,570
Unearned compensation	(17)	(218)

Total stockholders’ equity	222,928	263,037

Total liabilities and stockholders’ equity	$283,116	$300,864

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2002	27,526	$3	$231,032	$(69,251)	$(5,583)	$(778)	$155,423
Components of comprehensive loss:
Net loss	—	—	—	(28,077)	—	—	(28,077)
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,027	—	1,027
Change in unrealized loss on investments, net of tax	—	—	—	—	141	—	141

Total comprehensive loss							(26,909)

Stock options exercised	455	—	2,363	—	—	—	2,363
Shares issued under stock purchase plan	347	—	867	—	—	—	867
Shares issued in conjunction with the acquisition of Purple Ray	8	—	25	—	—	—	25
Return of common stock to the Company from terminated Purple Ray employees	(30)	—	(1)	—	—	—	(1)
Reversal of unearned compensation on options associated with employee terminations	—	—	(357)	—	—	357	—
Compensation expense associated with acceleration of vesting of stock options in connection with an employee termination	—	—	28	—	—	—	28
Amortization of unearned compensation	—	—	—	—	—	153	153

Balance at September 30, 2003	28,306	3	233,957	(97,328)	(4,415)	(268)	131,949
Components of comprehensive income:
Net income	—	—	—	3,485	—	—	3,485
Change in cumulative translation adjustment, net of tax	—	—	—	—	(374)	—	(374)
Change in unrealized gain on investments, net of tax	—	—	—	—	25,359	—	25,359

Total comprehensive income							28,470

Stock options exercised	1,442	—	7,650	—	—	—	7,650
Shares issued under stock purchase plan	405	—	1,116	—	—	—	1,116
Shares issued in follow-on public stock offering	6,025	1	93,522	—	—	—	93,523
Tax benefits from employee stock option plans	—	—	234	—	—	—	234
Unearned compensation associated with stock options granted at less than fair market value	—	—	45	—	—	(45)	—
Amortization of unearned compensation	—	—	—	—	—	95	95

Balance at September 30, 2004	36,178	4	336,524	(93,843)	20,570	(218)	263,037
Components of comprehensive income:
Net loss	—	—	—	(37,892)	—	—	(37,892)
Change in cumulative translation adjustment, net of tax	—	—	—	—	2,746	—	2,746
Change in unrealized gain on investments, net of tax	—	—	—	—	(9,207)	—	(9,207)

Total comprehensive loss							(44,353)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	486	—	—	—	486
Stock options exercised	738	—	2,797	—	—	—	2,797
Shares issued under stock purchase plan	284	—	999	—	—	—	999
Cancellation of stock options	—	—	(102)	—	—	—	(102)
Reversal of unearned compensation on options associated with employee terminations	—	—	(137)	—	—	137	—
Amortization of unearned compensation	—	—	—	—	—	64	64

Balance at September 30, 2005	37,200	$4	$340,567	$(131,735)	$14,109	$(17)	$222,928

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(37,892)	$3,485	$(28,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,564	3,224	4,796
Amortization of intangibles and unearned compensation	503	95	402
Acquired in-process technology charge	2,764	—	—
Net gain on sale of investments	(5,002)	(10,874)	(552)
Loss on embedded derivative	21	174	309
Impairment of investments	304	250	1,296
Impairment of goodwill	4,400	—	—
Loss (gain) on sale of fixed assets	(321)	—	716
Provision for bad debts	1,039	370	89
Tax benefits from employee stock option plans	—	234	—
Net foreign currency transaction (gains) losses	757	(2)	53
Equity in net (income) loss of affiliated companies	11,914	(2,405)	2,728
Minority interest in net loss of consolidated subsidiary	(767)	—	(17)
Gain on liquidation of subsidiary	—	(282)	—
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 20)	12,194	(14,951)	(3,850)
Inventories	19,362	(28,101)	1,027
Other assets	3,418	(419)	1,656
Accounts payable and accounts payable to related parties (See Note 20)	(8,353)	13,263	(4,546)
Accrued expenses and other liabilities	(3,378)	(1,508)	1,618

Net cash provided by (used in) operating activities	4,527	(37,447)	(22,352)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(1,048)	(2,555)	(1,392)
Proceeds from sale of property, equipment, and leasehold improvements	549	—	258
Purchases of available-for-sale securities	(105,776)	(209,050)	(16,650)
Sales of available-for-sale securities	168,848	127,050	45,400
Investment in Signia Technologies, Inc. (“Signia”), net of cash and cash equivalents	(7,173)	—	—
Investment in Integrated Circuit Solution, Inc. (“ICSI”), net of cash and cash equivalents	(44,122)	—	—
Investment in NexFlash	(452)	—	—
Proceeds from sale of NexFlash stock	3,169	—	—
Investment in Semiconductor Manufacturing International Corp. (“SMIC”)	—	—	(2,000)
Proceeds from sale of SMIC equity securities	8,692	18,236	—
Proceeds from sale of E-CMOS equity securities	—	—	2,843
Other investments	—	—	(859)

Net cash provided by (used in) investing activities	22,687	(66,319)	27,600
Cash flows from financing activities:
Proceeds from follow-on public offering	—	93,523	—
Proceeds from issuance of stock through compensation plans	3,796	8,766	3,229
Proceeds from borrowing under short-term lines of credit	17,852	—	—
Principal payments of notes payable and long-term obligations	(22,989)	—	(158)
Payment of convertible debentures	(16,352)	—	—
Decrease (increase) in restricted cash	1,190	(1,500)	—

Net cash provided by (used in) financing activities	(16,503)	100,789	3,071
Effect of exchange rate changes on cash and cash equivalents	(242)	—	51

Net increase (decrease) in cash and cash equivalents	10,469	(2,977)	8,370
Cash and cash equivalents at beginning of year	17,015	19,992	11,622

Cash and cash equivalents at end of year	$27,484	$17,015	$19,992

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets EEPROMs, SmartCards, controller chips for Flash memory sticks and card reader-writers and wireless chipsets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2005 through the period ended April 30, 2005, fiscal 2004 and fiscal 2003 reflect accounting for its investment in Integrated Circuit Solution, Inc. (ICSI) on the equity basis and include its percentage share of the results of ICSI’s operations during those periods. On May 1, 2005, the Company assumed effective control of ICSI and in accordance with generally accepted accounting principles the Company began consolidating the financial results of ICSI with its results as of May 1, 2005. The Company’s financial results for fiscal 2003 through the 7 month period ending April 30, 2003 reflect accounting for its investment in E-CMOS on the equity basis and include its percentage share of the results of E-CMOS’s operations during those periods. Effective May 2003, the Company’s ownership of E-CMOS became less than 20% and the Company began accounting for E-CMOS on the cost basis. The Company’s financial results for fiscal 2003, fiscal 2004 and fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia Technologies Inc. (Signia) on the cost basis. Effective December 2004, the Company’s ownership of Signia became greater than 50% and the Company began consolidating the results of Signia. The Company’s financials results for fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC) on the equity basis. KSC is an equity investment of ICSI. The Company’s financial results for fiscal 2003 and for fiscal 2004 until March 2004 reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO in March 2004, the Company accounts for its shares in SMIC under the provisions of FASB Statement No. 115 and has marked its investment to the market value as of September 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. At September 30, 2005, the Company owned approximately 83% of ICSI, approximately 68% of Signia, approximately 22% of KSC, approximately 11% of E-CMOS and less than 2% of SMIC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Investments

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2005 and 2004, all marketable debt and equity securities, other than long-term investments, were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The Company also has investments that are accounted for under the equity method or cost method of accounting. These investments are generally in privately held companies and are included in other assets in the Consolidated Balance Sheets. Except for the gains recognized on the sales of equity securities of E-CMOS, NexFlash, and SMIC (see Note 4 and Note 5), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2005, 2004 and 2003.

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

Property, Plant, Equipment, and Leasehold Improvements

Property, plant, equipment, and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from two to ten years for property and equipment and fifty years for buildings or the lease term for leasehold improvements to leased properties.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, the Company recorded impairment charges for goodwill of $4.4 million in fiscal 2005. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to six years. Purchased in-process research and development without alternative future use is expensed when acquired.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Net income (loss)	$(37,892)	$3,485	$(28,077)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment
Changes arising during current period	2,746	(170)	1,027
Reclassification for gain included in net income	—	(204)	—
Change in unrealized gain (loss) on investments
Changes arising during current period	(6,101)	25,359	141
Reclassification for gain included in net income	(3,106)	—	—

Comprehensive income (loss)	$(44,353)	$28,470	$(26,909)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2005	2004
	(In thousands)
Accumulated foreign currency translation adjustments related to investment in ICSI	$—	$(4,698)
Other accumulated foreign currency translation adjustments	(1,946)	5
Accumulated net unrealized gain on SMIC	16,055	25,063
Accumulated net unrealized gain on other available-for-sale investments	—	200

Total accumulated other comprehensive income	$14,109	$20,570

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2003, 2004 and 2005.

Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable— Allowance for doubtful accounts:
2003	$958	$89	$(358	)(1)	$689
2004	689	370	(75	)(1)	984
2005	984	1,039	228	(1)(2)	2,251

(1)	Uncollectible accounts written off, net of recoveries
(2)	Includes approximately $539,000 related to the acquisition of ICSI

Shipping Costs

Shipping costs were immaterial for all periods presented and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

Research and Development

Research and development expenditures are charged to operations as incurred.

Foreign Currency Translation

The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in the accumulated comprehensive income component of stockholders’ equity.

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $127,000, $50,000 and $175,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Stock Options			ESPP
	2005	2004	2003	2005	2004	2003
Expected life (years)	2.9	3.3	3.2	1.25	1.25	1.25
Expected volatility	0.87	0.95	0.92	0.53	0.78	0.87
Risk-free interest rate	3.66%	3.01%	2.87%	3.30%	1.74%	1.26%

The weighted-average fair value of options granted at market value during fiscal 2005, 2004, and 2003 was $3.83, $6.74, and $1.99 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2005, 2004 and 2003 was $2.78, $4.93 and $2.31 per share, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined pro forma net loss and net loss per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net income (loss) and net income (loss) per share is as follows for the fiscal years ending September 30, 2005, 2004 and 2003:

	2005	2004	2003
		(restated)	(restated)
	(in thousands, except per share data)
Net income (loss)—as reported	$(37,892)	$3,485	$(28,077)
Intrinsic value method expense included in reported net income (loss), net of tax	(38)	95	28
Fair value method expense, net of tax	(4,424)	(5,178)	(6,281)

Net loss—pro forma	$(42,354)	$(1,598)	$(34,330)

Basic and diluted net income (loss) per share—as reported	$(1.03)	$0.10	$(1.01)
Basic and diluted net loss per share—pro forma	$(1.16)	$(0.05)	$(1.24)

The amounts in fiscal 2004 and fiscal 2003 have been restated to reflect the correction of certain expected life, expected volatility and risk-free interest rate assumptions. The Company has determined that for the fiscal year ended September 30, 2004 pro forma compensation expense reported as $5.1 million should have been $5.2 million, that pro forma net loss previously reported as $(1.5) million should have been $(1.6) million, and that pro forma net loss per share (basic and diluted) previously reported as $(0.04) should have been $(0.05). The Company has determined that for the fiscal year ended September 30, 2003 pro forma compensation expense reported as $4.5 million should have been $6.3 million, that pro forma net loss previously reported as $(32.6) million should have been $(34.3) million, and that pro forma net loss per share (basic and diluted) previously reported as $(1.17) should have been $(1.24). These updated pro forma amounts for the fiscal years ended September 30, 2004 and September 30, 2003 are reflected in the table above. The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cash flows.

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

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation and benefits, and other accrued liabilities approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2005 and fiscal 2004, no single customer accounted for over 10% of net sales. Sales to ATM Electronic Corporation, a distributor in Taiwan, accounted for approximately 10% of net sales for fiscal 2003.

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

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws provide that indemnification may be

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided to the Company’s agents. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company currently intends on applying prospective recognition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company will adopt SFAS 123R in the first quarter of fiscal 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations due to the amortization of the outstanding unvested share-based awards through their vesting period, although it will have no added impact on the Company’s cash flows. The financial impact in future periods will depend on the level of share-based awards granted in the future. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net loss and loss per share in Note 1.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is required to be adopted by the Company in fiscal 2006. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. Approximately $59.7 million of SMIC equity securities that had been included in other assets as of September 30, 2004 has been reclassified to investments.

Note 2.    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following at September 30:

	2005	2004
	(in thousands)
Cash	$16,043	$13,251
Money market instruments	11,441	3,764
Certificates of deposit	—	—
Restricted cash—Certificates of deposit	301	1,500

Total	$27,785	$18,515

At September 30, 2005, the Company had collateralized certain lines of credit with a supplier with certificates of deposit. These certificates of deposit are included in restricted cash.

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2005	2004
	(in thousands)
Purchased components	$10,760	$16,178
Work-in-process	16,005	3,463
Finished goods	33,703	25,077

	$60,468	$44,718

In fiscal 2005, 2004 and 2003, the Company recorded inventory write-downs of $13.9 million, $17.3 million and $4.1 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Investments

Investments consisted of the following at September 30:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2005
Certificates of deposit	$3,525	$—	$3,525
Municipal notes and bonds	55,200	—	55,200
Publicly traded equity securities	483	—	483
SMIC common stock	24,341	12,878	37,219
SMIC common stock—subject to lock-up	6,005	3,177	9,182

Total	$89,554	$16,055	$105,609

Reported as:
Short-term investments			$96,427
Investments			9,182

Total			$105,609

2004
Municipal notes and bonds	$120,450	$—	$120,450
SMIC common stock—subject to lock-up	34,638	25,063	59,701

Total	$155,088	$25,063	$180,151

Reported as:
Short-term investments			$120,450
Investments			59,701

Total			$180,151

All debt securities held at September 30, 2005 are due in less than one year. Certificates of deposit are in foreign institutions.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, the Company sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. In fiscal 2004, the Company sold shares of SMIC for approximately $18.2 million, resulting in a pre-tax gain of approximately $10.9 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of September 30, 2005 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $30.3 million and the market value at September 30, 2005 was approximately $46.4 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable in February 2007.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Other Assets

Other assets consisted of the following at September 30:

	2005	2004
	(in thousands)
Investment in ICSI common stock (see Note 22)	$—	$16,114
Investment in ICSI convertible debenture (see Note 22)	—	3,180
Other equity method investments	1,561	—
Cost method equity investments	3,149	3,962
Restricted assets	914	—
Other	4,429	328

	$10,053	$23,584

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for investments in 20% or less owned companies at cost. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-than-temporary decline has occurred.

Key Stream Corporation (KSC) issued new shares of capital stock in July 2005. The Company did not purchase any additional shares and its ownership percentage decreased by approximately 2%. The decrease in the investment ownership percentage and therefore the increase in equity in net assets for the KSC investment amounted to approximately $0.5 million. The changes were recorded to increase the carrying value of the investment and additional paid-in capital.

In fiscal 2005, the Company sold its investment in NexFlash (including shares held by ICSI) for approximately $3.2 million, which resulted in a pre-tax gain of $0.6 million.

In fiscal 2005, the Company recorded approximately $0.3 million impairment losses related to two of its cost method equity investments. In fiscal 2004, the Company recorded approximately a $0.3 million impairment loss on one of its equity investments accounted for under the cost method. In fiscal 2003, the Company sold shares of E-CMOS for approximately $2.8 million which resulted in a pre-tax gain of $0.6 million. In addition, the Company recorded an impairment loss of approximately $1.3 million on its investment in Signia based on a decrease in the share price of a subsequent investment in Signia during July 2003.

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

Note 6.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2005	2004
	(in thousands)
Machinery and equipment	$30,846	$35,593
Furniture and fixtures	2,974	1,093
Land, buildings and improvements	21,781	1,515

	55,601	38,201
Less accumulated depreciation and amortization	(33,876)	(32,579)

	$21,725	$5,622

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company rents out certain floors in its office building in HsinChu, Taiwan. These leases are cancelable with three months notice. The value of the assets leased to others is included in other assets in the Company’s balance sheet. Rental income and the depreciation of the assets amounted to approximately $0.2 million and $0.1 million, respectively, in fiscal 2005 and are included in other income (expense), net. The assets leased to others at September 30, 2005 consisted of the following:

2005
(in thousands)
Buildings and improvements	$2,850
Less accumulated depreciation	(939)

$1,911

Note 7.    Lease Payment Receivable

ICSI entered into a machinery lease contract on March 6, 2003 for a term of 5 years commencing from April 1, 2003. The lessee will obtain the title of the property upon the termination of this agreement.

	Current	Non-current
	(in thousands)
Lease payment receivable	$1,150	$1,725
Less: Unearned interest revenue	(9)	(5)
Allowance for doubtful accounts	—	—

Net	$1,141	$1,720

Expected future receipts of long-term lease payment receivable are as follows (in thousands):

Fiscal year ending:
2007	$1,150
2008	575

Total	$1,725

The current portion of lease payment receivable is included in other current assets and the non-current portion of the lease payment receivable is included in other assets.

Note 8.    Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2005:

	Technology		Customer Relationships		Other		Total
			(in thousands, except years)
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount
Fiscal 2005
Signia	5.0	$1,099	—	$—	—	$—	$1,099
ICSI	5.6	5,046	5.0	483	0.5	54	5,583

		$6,145		$483		$54	$6,682

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present details of the Company’s total purchased intangible assets:

September 30, 2005	Gross	Accumulated Amortization	Net
	(in thousands)
Technology	$6,145	$469	$5,676
Customer relationships	483	30	453
Other	54	41	13

Total	$6,682	$540	$6,142

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

Year Ended	September 30, 2005
(in thousands)
Reported as:
Cost of sales	$469
Operating expenses	71

Total	$540

The estimated future amortization expense of purchased intangible assets as of September 30, 2005, is as follows (in thousands):

Fiscal year
2006	$1,261
2007	1,248
2008	1,248
2009	1,248
2010	845
Thereafter	292

Total	$6,142

Goodwill

The following table presents the changes in goodwill during fiscal 2005:

	Balance at September 30, 2004	Acquired	Impairment	Balance at September 30, 2005
	(in thousands)
Signia	$—	$5,520	$4,400	$1,120
ICSI	—	19,112	—	19,112

Total	$—	$24,632	$4,400	$20,232

In September 2005, the Company recorded an impairment charge of approximately $4.4 million related to the goodwill from its acquisition of Signia. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not and would be unable to generate future cash flows to support the goodwill amount.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Borrowings

Short term debt and notes as of September 30, 2005 were as follows:

	Amount Outstanding	Weighted Average Interest Rate
	(In thousands)
Working capital loans	$4,821	2.08%
Commercial paper payable	1,807	2.17%

Total short-term debt and notes	$6,628

At September 30, 2005, ICSI had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $20.4 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2005, the Company had borrowings of approximately $6.6 million outstanding under these lines of credit. These lines of credit expire at various times through August 2006. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material. The Company’s unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $12.6 million and $1.2 million, respectively, at September 30, 2005.

In connection with the Company’s acquisition of ICSI (see Note 22), the Company assumed approximately $16.3 million in convertible bonds payable by ICSI (excluding the bonds held by the Company) as of May 1, 2005. In fiscal 2005, ICSI redeemed the remaining outstanding bonds for approximately $16.3 million.

Note 10.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2005	2004
	(in thousands)
Deferred distributor margin	$1,552	$1,727
Other	5,477	3,176

	$7,029	$4,903

Note 11.    Capital Stock

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

As of September 30, 2005, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,286,000
Common shares reserved under stock option plans	8,883,000

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Stock Plans

1989 Stock Option Plan

During 1989, the Company adopted a stock option plan (the “Plan”) that provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and non-employee directors. The Plan expired in May 1999 and no further grants are being made under this Plan.

Incentive stock options and nonstatutory options granted under the Plan have ten-year terms. All incentive stock option grants and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors.

The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 128,000 shares, 257,000 shares and 614,000 shares were exercisable as of September 30, 2005, 2004 and 2003, respectively.

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

Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 2,132,000 shares, 2,059,000 shares and 1,989,000 shares were exercisable as of September 30, 2005, 2004 and 2003, respectively.

In the event of certain changes in control of the Company, the 1996 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1996 Plan provides for the full acceleration of the exercisability of all outstanding options.

1998 Stock Option Plan

The Board of Directors and stockholders approved the 1998 Stock Option Plan (the “1998 Plan”) in October 1998 and January 1999, respectively. The 1998 Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, consultants and non-employee directors of ISSI. Stock purchase rights may also be granted under the 1998 Plan.

Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Generally, the stock options vest ratably over a four year period. The options expire upon the earlier of ten years from the date of grant or 90 days following termination of employment or consultancy, unless specified

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise in the option agreement. Options to purchase 695,000 shares, 538,000 shares and 528,000 shares were exercisable as of September 30, 2005, 2004 and 2003, respectively.

In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 Director Stock Option Plan

The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the “Director Plan”) in December 1995 and January 1996, respectively. Under the terms of the Director Plan, 225,000 shares of Common Stock were authorized for issuance. Each non-employee director will automatically receive a non-statutory option to purchase 10,000 shares of Common Stock upon first joining the Board. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director’s annual reelection to the Board by the stockholders. The stock options vest ratably over a one year period. Options to purchase 62,000 shares, 56,000 shares and 56,000 shares were exercisable at September 30, 2005, 2004 and 2003, respectively.

Purple Ray Stock Option Plan

In connection with the Company’s acquisition of Purple Ray, the Company assumed the outstanding options to purchase shares of Purple Ray common stock and converted such options into options to purchase approximately 163,000 shares of the Company’s stock. The options had exercise prices ranging from $0.31 per share to $3.06 per share with a weighted average exercise price of $2.16 per share. The plan was terminated in fiscal 2005. Options to purchase 0 shares, 0 shares and 8,000 shares were exercisable at September 30, 2005, 2004, and 2003, respectively.

The following table summarizes activity of the 1989, 1996, 1998, Director and Purple Ray Stock Option Plans:

		Options Outstanding
	Options Available for Grant	Number of Shares	Price Per Share	Weighted- Average Exercise Price
	(in thousands, except per share data)
Balance at September 30, 2002	5,993	5,508	$0.31-$23.38	$8.42
Granted	(2,208)	2,208	2.35- 6.60	3.32
Exercised	—	(455)	0.31- 11.54	5.20
Canceled	1,218	(1,274)	0.31- 23.38	8.71

Balance at September 30, 2003	5,003	5,987	$0.31-$23.38	$6.72
Granted	(1,030)	1,030	2.35- 16.85	10.80
Exercised	—	(1,442)	0.31- 13.81	5.31
Canceled	261	(261)	2.35- 23.38	8.45

Balance at September 30, 2004	4,234	5,314	$0.31-$18.56	$7.81
Authorized	100	—	—	—
Granted	(2,724)	2,724	6.23- 7.45	6.93
Exercised	—	(738)	0.31- 8.06	3.79
Canceled	1,097	(1,124)	0.31- 18.56	8.29

Balance at September 30, 2005	2,707	6,176	$0.31-$18.56	$7.82

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Purple Ray, the Company recorded approximately $889,000 of deferred stock-based compensation. The amortization of deferred-stock based compensation in connection with Purple Ray was approximately $(49,000), $78,000, and $153,000 in fiscal 2005, 2004, and 2003, respectively. As a result of employee terminations in fiscal 2005 and 2003, the Company reversed approximately $137,000 and $357,000, respectively, of unamortized deferred stock-based compensation. In addition, for certain options granted in fiscal 2004, the Company recognized as unearned compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents the market value at the date of grant. The compensation expense is amortized ratably over the vesting period of the option. Compensation expense amounting to $11,000 and $17,000 was recognized in fiscal 2005 and 2004, respectively, related to the 2004 grants.

Outstanding and exercisable options presented by price range at September 30, 2005 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life Years	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$2.35-$ 2.82	573	6.97	$ 2.75	359	$ 2.76
2.88- 5.88	570	5.66	3.86	480	3.92
6.23- 7.45	3,238	9.03	6.90	616	6.77
7.59- 10.67	626	6.44	8.91	484	8.72
11.00- 18.56	1,169	5.56	14.17	1,078	14.06

$2.35-$18.56	6,176	7.61	$ 7.82	3,017	$ 8.75

Employee Stock Purchase Plan

Effective February 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code. The Purchase Plan initially had a term of 10 years. The Purchase Plan was extended by the Board of Directors and stockholders in fiscal 2004 and now expires in February 2015. Under the Company’s Purchase Plan, eligible employees may purchase shares of the Company’s common stock through payroll deductions. The shares are purchased at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. During fiscal 2005, 2004, and 2003, 284,000, 405,000 and 347,000 shares were issued under the plan, respectively. As of September 30, 2005, 1,286,000 shares were available under the plan for future issuance.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Income Taxes

The provision/(benefit) for income taxes consisted of the following for the years ended September 30:

	2005	2004	2003
	(in thousands)
Current:
Federal	$(369)	$261	$—
State	2	23	—
Foreign	99	204	3

Total current	$(268)	$488	$3

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$(268)	$488	$3

Pretax income (loss) from foreign operations was approximately $(13.3) million, $(0.2) million, and $(4.0) million for 2005, 2004, and 2003, respectively.

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2005	2004	2003
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(9,455)	$549	$(8,877)
Unbenefited foreign (income) losses	4,731	1,311	1,416
Valuation on deferred tax assets	—	—	7,464
Nontaxable gain on foreign investment	—	(90)	—
Non-deductible impairment charge	1,540	—	—
U.S. operating loss benefited	3,258	(1,166)	—
Reversal of previously provided taxes	(369)	(169)	—
Other individually immaterial items	27	53	—

Total provision	$(268)	$488	$3

As of September 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $110.0 million and $58.5 million, respectively. The federal and state net operating loss will expire at various dates beginning in 2014, if not utilized. The Company has federal research and development tax credit and foreign tax credit carryforwards of approximately $2.4 million and $1.1 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $1.9 million. The federal tax credits will expire at various dates beginning in 2005 through 2025, if not utilized. The California state research and development tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should it become effective, may result in the expiration of net operating losses and credits before utilization.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2005	2004
	(in thousands)
Deferred tax assets:
Depreciation	$—	$1,250
Inventory and other valuation reserves	10,860	16,830
Accrued expenses	3,660	2,950
Federal and state credit carryforwards	5,750	6,980
Federal and state net operating loss carryforwards	41,310	29,540
Other, net	4,060	2,870

Subtotal	65,640	60,120
Valuation allowance	(57,070)	(45,480)

Total deferred tax assets	$8,570	$14,940
Deferred tax liabilities:
Depreciation	(490)	—
Unrealized gain on investment	(6,420)	(10,020)
Equity investment basis difference	(1,660)	(4,920)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2005. The valuation allowance for deferred tax assets increased by $11.6 million in fiscal 2005 and decreased by $5.5 million in fiscal 2004. Approximately $12.7 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

Note 14.    Retirement Plan

In connection with the acquisition of ICSI during 2005, the Company assumed a defined benefit pension plan covering substantially all of ICSI’s Taiwan based employees. The plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance with the Labor Standards Law of the R.O.C., the Company makes monthly contributions equal to 2% of its wages and salaries. The fund is administered by the Employees’ Retirement Fund Committee and is registered in this committee’s name. Accordingly, the pension fund is not included in the financial statements of the Company. The balances of the employees’ pension plan fund amounted to approximately $1.4 million as of September 30, 2005.

The changes in the benefit obligations, plan assets and funded status for the plans described above were as follows:

2005
(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$1,862
Service cost	90
Interest cost	24
Actuarial (gain) loss	22

Ending projected benefit obligation	$1,998

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005
(in thousands)
Change in plan assets:
Beginning fair value of plan assets	$1,306
Actual return on plan assets	6
Employer contributions	44

Ending fair value of plan assets	$1,356

2005
(in thousands)
Funded status:
Ending funded status	$642
Unrecognized transition obligation (asset)	881
Unrecognized net actuarial (gain) loss	(82)
Other	112

Net amount recognized/accrued benefit liability	$1,553

The accrued benefit liability is included in other long-term liabilities in the Company’s consolidated balance sheet.

2005
(in thousands)
Accumulated benefit obligation	$1,200

Weighted-average actuarial assumptions used to determine benefit obligations for the plan at September 30 were as follows:

2005
Discount rate	3.50%
Expected return on plan assets	3.50%
Rate of compensation increase	3.00%

The net periodic benefit cost for the plan included the following components at September 30:

2005
(in thousands)
Service cost	$90
Interest cost	24
Expected return on plan assets	(18)
Amortization and deferred amount	(26)

Net periodic benefit cost	$70

The balance of vested benefit amounted to approximately $91,000 as of September 30, 2005.

Non-U.S. Plan Assets

For the plan, the Company deposits funds into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The total benefits to be paid from the plan, including amounts that will be funded from retiree contributions, are not expected to exceed $1.0 million in any year through 2014.

Estimated Future Contributions

The Company’s expected contributions to be paid to the plan during fiscal 2006 is $1.2 million.

Note 15.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2005, 2004 and 2003 are as follows:

	Years Ended September 30,
	2005	2004	2003
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(37,892)	$3,485	$(28,077)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	36,663	33,444	27,777
Dilutive effect of stock options	—	2,677	—

Denominator for diluted net income (loss) per share	36,663	36,121	27,777

Basic and diluted net income (loss) per share	$(1.03)	$0.10	$(1.01)

The above diluted calculation for the years ended September 30, 2005, 2004 and 2003 does not include approximately 3,305,000, 779,000 and 5,987,000 shares attributable to options outstanding as of September 30, 2005, 2004 and 2003, respectively, as their impact would be anti-dilutive. Of the 3,305,000 shares and 5,987,000 shares excluded from the fiscal 2005 and fiscal 2003 calculation, approximately 1,065,000 shares and 1,064,000 shares, respectively, were in the money but excluded solely because the Company had a net loss for that period.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Net Sales
United States	$26,965	$23,912	$12,852
China	26,024	23,000	19,959
Hong Kong	34,400	40,401	12,617
Taiwan	49,433	41,268	24,321
Korea	7,508	9,604	10,540
Other Asia Pacific countries	19,644	21,371	7,734
Europe	15,615	19,309	9,609
Other America	1,849	2,147	28

Total net sales	$181,438	$181,012	$97,660

Long-lived assets
United States	$2,057	$3,633	$4,307
Hong Kong	34	49	70
China	1,360	1,646	1,918
Taiwan	18,274	294	—

Total long-lived assets	$21,725	$5,622	$6,295

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately ($757,000), $2,000 and ($53,000) for the years ended September 30, 2005, 2004, and 2003, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

Note 17.    Commitments and Contingencies

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

Litigation

In the ordinary course of its business, the Company has been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not harm its business and will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and the Company is, and from time to time has been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Operating Leases

The Company leases its facilities and the land upon which the ICSI building is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2006 (net of expected sublease income of $22)	$1,892
2007	819
2008	200
2009	200
2010	200
Thereafter	1,102

Total minimum rental commitments	$4,413

Total rental expense for the years ended September 30, 2005, 2004 and 2003 was approximately $2.6 million (net of sublease income of $165,000), $1.7 million (net of sublease income of $127,000) and $1.3 million (net of sublease income of $563,000), respectively.

Write-off of Excess Facility Space

In fiscal 2005, the Company recorded a $1.1 million write-off of excess facility space in its Santa Clara headquarters. The write-off is included in selling, general and administrative expenses in the Company’s Statement of Operations.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2005, the Company had approximately $18.3 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $14,000 ($18,000 for participants older than 50) or 60% of their annual compensation for 2005. The Company elected to make no matching contributions during the years ended September 30, 2005, 2004 and 2003. Administrative expenses relating to the plan are insignificant.

Note 19.    Supplemental Cash Flow Information

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Cash paid for interest	$1,912	$—	$10
Cash paid (refunded) for income taxes	(259)	337	(1,929)
Stock issued in acquisition of Purple Ray	—	—	24
Assets acquired from ICSI	93,832	—	—
Liabilities assumed from ICSI	53,708	—	—
Assets acquired from Signia	4,497	—	—
Liabilities assumed from Signia	1,143	—	—

Note 20.    Related Party Transactions

The Company sells and licenses memory products to ICSI. In May 2005, the Company gained control of ICSI at which time the Company began consolidating ICSI’s results of operations (See Note 22). At September 30, 2005, the Company had approximately an 83% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is Chairman of ICSI.

The Company purchases goods and contract manufacturing services from ICSI. For the seven months ended April 30, 2005 and for the years ended September 30, 2004 and 2003, purchases of goods and services were approximately $1,056,000, $3,720,000 and $132,000, respectively. The Company also pays ICSI for certain product development costs, license fees and royalties. For the seven months ended April 30, 2005 and for the years ended September 30, 2004 and 2003, these charges totaled approximately $169,000, 1,336,000 and $620,000, respectively.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of SMIC until March 2004. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the years ended September 30, 2005, 2004 and 2003, purchases of goods from SMIC were approximately $52,471,000, $38,799,000, and $39,490,000, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provides manufacturing support services to Signia. The Company had less a than 50% ownership interest in Signia through November 2004. In December 2004, the Company acquired a majority ownership interest in Signia at which time the Company began consolidating Signia’s results of operations (See Note 21). At September 30, 2005, the Company had approximately a 68% ownership interest in Signia. The

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004 and the years ended September 30, 2004 and 2003, the Company provided services of approximately $382,000, $4,341,000 and $523,000, respectively, to Signia.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in the first quarter of fiscal 2004 and in fiscal 2003. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA.

Accounts receivable from related parties consisted of the following at September 30:

	2005	2004
	(in thousands)
Flextronics	$253	$1,861
ICSI	—	646
Signia	—	935

Total	$253	$3,442

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Sales to related parties
Flextronics	$3,215	$4,249	$616
ICSI	3,185	2,053	(101)
Marubun	—	2,053	2,333
Others	115	276	6

Total	$6,515	$8,631	$2,854

Accounts payable to related parties consisted of the following at September 30:

	2005	2004
	(in thousands)
ICSI	$—	$782
SMIC	6,093	2,653

Total	$6,093	$3,435

Note 21.    Acquisition of Signia Technologies Inc.

In December 2004, the Company acquired a majority ownership interest in Signia. Signia is a privately held wireless chipset company based in Taipei, Taiwan. Signia has focused on RF chipsets for the consumer electronics market. Signia has a family of Bluetooth™ compliant, 2.4G RF devices and also proprietary 2.4G RF devices. One element of ISSI’s strategy is to diversify into non-memory products. Increasing its stake in Signia furthers this strategy.

ISSI has increased its ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the December 2004 quarter, the Company consolidated Signia based on preliminary valuation data. During the March 2005 and the September 2005 quarters, the valuation data was refined and the Company’s final purchase price allocation has been presented as of September 30, 2005. The allocation of the purchase price of Signia includes both tangible assets and acquired intangible assets including both developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The amounts allocated to IPR&D were expensed as it was deemed to have no future alternative value.

The purchase price allocation is as follows (in thousands):

Net tangible assets	$3,354
Intangible assets:
In-process technology	294
Purchased intangible assets	1,099
Goodwill	5,520
Minority interest	(1,088)

Total purchase price allocation	$9,179

The developed technology is being amortized over five years.

In September 2005, the Company recorded an impairment charge for the goodwill acquired of approximately $4.4 million. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not generated and would be unable to generate future cash flows to support the goodwill amount.

Note 22.    Acquisition of ICSI

On January 25, 2005, the Company announced its intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). Prior to this transaction, ISSI owned approximately 29% of ICSI and two ISSI directors, Mr. Lee and Mr. Tanigami, held seats on the board of ICSI. In addition, ISSI owned approximately $3.8 million of ICSI convertible debentures at March 31, 2005.

In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI in the open market for approximately $52.5 million increasing its ownership percentage to approximately 83% at September 30, 2005. The total purchase price, including the previous investment of $8.5 million, was $61.0 million. The Company plans to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $16 million. On May 1, 2005, ISSI assumed effective control of ICSI. Mr. Lee was elected Chairman of the ICSI board on May 6, 2005. On April 28, 2005, ISSI and ICSI executed loan documents whereby ISSI would loan $15 million to ICSI, of which $15 million had been funded and was outstanding as of September 30, 2005. ICSI agreed to collateralize the loan with a mortgage on its building in Taiwan and the lien documents were effective April 28, 2005. Effective May 1, 2005, ICSI management began formally reporting to ISSI. As a result of these events, and in accordance with generally accepted accounting principles, ISSI began consolidating the financial results of ICSI with its own results as of May 1, 2005.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance revenue, the ability to reduce the combined company’s operating expenses, stronger purchasing power, expanded sales channels, and enhanced opportunities to develop non-memory product lines.

The Company is accounting for the acquisition of ICSI as a step acquisition. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The $2.5 million allocated to IPR&D was expensed as it was deemed to have no future alternative value. There will be an additional charge to IPR&D in the December 2005 quarter as a result of additional shares of ICSI acquired.

The purchase price allocation as of September 30, 2005 is as follows (in thousands):

Net tangible assets	$40,124
Intangible assets:
In-process technology	2,470
Purchased intangible assets	5,583
Goodwill	19,112
Minority interest	(6,245)

Total estimated purchase price allocation	$61,044

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2004. The pro forma statements of operations for the twelve months ended September 30, 2005 and 2004, include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Year Ended September 30,
	2005	2004
	(in thousands)
Net sales	$234,528	$307,748

Net income (loss)	$(47,274)	$1,235

Basic net income (loss) per share	$(1.29)	$0.04

Shares used in basic per share calculation	36,663	33,444

Diluted net income (loss) per share	$(1.29)	$0.03

Shares used in diluted per share calculation	36,663	36,121

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23.    Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004.

	Dec 31	Mar 31		June 30		Sept 30
	(in thousands, except per share data) (unaudited)
Fiscal 2005

Net sales	$30,575	$35,674		$53,722	(1)	$61,467	(1)
Gross profit (loss)	(5,776)	4,526		7,300		9,695	(2)
Operating loss	(15,087)	(5,933	)(5)	(5,302	)(5)	(7,745	)(3)
Net loss	$(13,331)	$(13,831)		$(4,583)		$(6,147	)(4)
Basic and diluted net loss per share	$(0.37)	$(0.38)		$(0.12)		$(0.17)

Fiscal 2004

Net sales	$40,255	$51,504		$58,129		$31,124
Gross profit (loss)	8,952	11,885		13,839		(7,979	)(6)
Operating income (loss)	521	2,342		3,845		(17,252)
Net income (loss)	$895	$12,512	(7)	$5,639		$(15,561	)(7)
Basic net income (loss) per share	$0.03	$0.38		$0.16		$(0.43)
Diluted net income (loss) per share	$0.03	$0.34		$0.15		$(0.43)

(1)	The September 2005 quarter includes three months revenue from the consolation of ICSI. The June 2005 quarter includes two months revenue from the consolidation of ICSI.
(2)	In the September 2005 quarter, the Company recorded inventory write-downs of approximately $3.0 million. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.
(3)	In the September 2005 quarter, the Company recorded a charge of approximately $1.0 million to allowance for doubtful accounts for amounts due primarily from Delphi. In addition, the Company recorded charges of approximately $4.4 million related to the impairment of goodwill and $0.8 million for IPR&D mainly for ICSI.
(4)	In the September 2005 quarter, the Company recorded approximately $0.3 million impairment losses related to two of its cost method equity investments.
(5)	In the March 2005 quarter, the Company recorded a charge of approximately $0.4 million for IPR&D related to the acquisition of Signia. In the June 2005 quarter, the Company recorded a charge of approximately $1.5 million for IPR&D related to the acquisition of ICSI.
(6)	In the September 2004 quarter, the Company recorded inventory write-downs of $ $12.1 million. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.
(7)	In the March 2004 quarter, the Company sold certain shares of its SMIC stock and recorded gross proceeds of approximately $13.2 million resulting in a pre-tax gain of approximately $8.8 million. In the September 2004 quarter, the Company sold additional shares of SMIC and recorded gross proceeds of approximately $5.0 million and a pre-tax gain of approximately $2.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of September 30, 2005, the end of our fiscal year. Management excluded from the evaluation the internal control over financial reporting of Integrated Circuit Solution, Inc. (ICSI) which we gained effective control of on May 1, 2005. As of and for the period from May 1, 2005 through September 30, 2005, total assets and total revenues subject to ICSI’s internal control over financial reporting represented 31% and 27% of the Company’s consolidated total assets and total revenues as of and for the fiscal year ended September 30, 2005. In addition, management excluded from the evaluation the internal control over financial reporting of Signia Technologies, Inc. (Signia) which we acquired in December 2004. As of and for the period from December 1, 2004 through September 30, 2005, total assets and total revenues subject to Signia’s internal control over financial reporting represented 2% and 2% of the Company’s consolidated total assets and total revenues as of and for the fiscal year ended September 30, 2005. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered accounting firm, Ernst & Young LLP, who also audited the Company’s consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 3, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 38 of this Annual Report.

The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

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

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(5)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(9)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(9)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(7)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 78).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ JIMMY S.M. LEE
Jimmy S.M. Lee
Chairman of the Board, Chief Executive Officer and President

Date: December 14, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S. M. LEE (Jimmy S.M. Lee)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ GARY L. FISCHER (Gary L. Fischer)	Director and Acting Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/s/ PING K. KO (Ping K. Ko)	Director

/s/ LIP-BU TAN (Lip-Bu Tan)	Director

/s/ HIDE TANIGAMI (Hide Tanigami)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

Date: December 14, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(5)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(9)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(9)*	1995 Director Stock Option Plan, as amended.

10.5(3)	Sublease Agreement for facility located at 2231 Lawson Lane, Santa Clara, California.

10.6(7)*	Nonstatutory Stock Plan, as amended.

10.8(6)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 78).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1996.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004.