Form 10-Q
period 2005-12-31
INTEGRATED SILICON SOLUTION INC
filed 2006-02-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of outstanding shares of the registrant’s Common Stock as of February 3, 2006 was 37,411,348.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
Net sales (See Note 16)	$51,093	$30,575
Cost of sales (See Note 16)	43,710	36,351

Gross profit (loss)	7,383	(5,776)

Operating expenses:
Research and development	5,626	5,090
Selling, general and administrative	6,478	4,221
Acquired in-process technology charge	175	—

Total operating expenses	12,279	9,311

Operating loss	(4,896)	(15,087)
Interest and other income (expense), net	1,049	606
Gain on sale of investments	—	2,370

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(3,847)	(12,111)
Provision for income taxes	62	1

Loss before minority interest and equity in net loss of affiliated companies	(3,909)	(12,112)

Minority interest in net loss of consolidated subsidiary	424	95

Equity in net loss of affiliated companies	(223)	(1,314)

Net loss	$(3,708)	$(13,331)

Basic and diluted net loss per share	$(0.10)	$(0.37)

Shares used in per share calculation	37,240	36,231

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005	September 30, 2005
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$32,627	$27,484
Restricted cash	152	301
Short-term investments	77,346	96,427
Accounts receivable, net	28,582	28,255
Accounts receivable from related parties (See Note 16)	104	253
Inventories	69,120	60,468
Other current assets	4,701	3,594

Total current assets	212,632	216,782
Investments	7,093	9,182
Property, plant, equipment, and leasehold improvements, net	22,031	21,725
Goodwill	21,561	20,232
Purchased intangible assets, net	6,194	6,142
Other assets	9,382	10,053

Total assets	$278,893	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt and notes	$12,328	$6,628
Accounts payable	35,539	29,612
Accounts payable to related parties (See Note 16)	2,163	6,093
Accrued compensation and benefits	3,302	2,467
Accrued expenses	8,429	8,029

Total current liabilities	61,761	52,829
Other long-term liabilities	1,777	1,793

Total liabilities	63,538	54,622
Commitments and contingencies
Minority interest	4,811	6,566
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	341,933	340,567
Accumulated deficit	(135,443)	(131,735)
Unearned compensation	(14)	(17)
Accumulated comprehensive income	4,064	14,109

Total stockholders’ equity	210,544	222,928

Total liabilities and stockholders’ equity	$278,893	$284,116

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(3,708)	$(13,331)
Depreciation and amortization	955	672
Stock based compensation	1,025	—
Amortization of intangibles and unearned compensation	343	102
Acquired in-process technology charge	175	—
Gain on sale of shares of Semiconductor Manufacturing International Corp. (“SMIC”)	—	(2,370)
Loss on embedded derivative	—	22
Loss on disposal of fixed assets	—	154
Net foreign currency transaction gains	(139)	(10)
Equity in net loss of affiliated companies	223	1,314
Minority interest in net loss of consolidated subsidiary	(424)	(95)
Net effect of changes in current and other assets and current liabilities	(5,863)	3,010

Net cash used in operating activities	(7,413)	(10,532)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(686)	(612)
Proceeds from sale of SMIC equity securities	—	4,519
Investment in Integrated Circuit Solution, Inc. (“ICSI”)	(3,511)	—
Investment in Signia Technologies, Inc. (“Signia”), net of cash and cash equivalents	—	(6,675)
Purchases of available-for-sale securities	(39,250)	(64,800)
Sales of available-for-sale securities	49,865	83,100

Net cash provided by investing activities	6,418	15,532

Cash flows from financing activities
Proceeds from issuance of common stock	341	551
Proceeds from borrowings under short-term lines of credit	20,676	—
Principal payments of under short-term lines of credit	(15,153)	—
Decrease in restricted cash	149	1,500

Net cash provided by financing activities	6,013	2,051

Effect of exchange rate changes on cash and cash equivalents	125	224

Net increase in cash and cash equivalents	5,143	7,275
Cash and cash equivalents at beginning of period	27,484	17,015

Cash and cash equivalents at end of period	$32,627	$24,290

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

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2. Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, accounts receivable, net has been decreased by $1.0 million and accrued liabilities has been increased by $1.0 million as of September 30, 2005.

3. Use of Estimates

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

4. Stock-based Compensation

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees and directors. At December 31, 2005, the total number of shares subject to options outstanding under all plans was 6,468,000. At December 31, 2005, 2,347,000 shares were available for grant under all plans. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

The Company’s employee stock purchase plan (ESPP) permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2005, 1,286,000 shares were available for issuance under the ESPP. As approved by the Board of Directors, effective February 1, 2006, future offering periods under the ESPP will have a duration of six months and the purchase price will be equal to 85% of the fair value of the Company’s Stock on the purchase date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of FASB No. 123(R) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes method. The compensation cost is then amortized ratably over the vesting period of the individual option grants. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and interest rates to determine the stock options fair value. The estimate of these key assumptions is based on the Company’s historical stock price volatility, employees’ historical exercise patterns and judgment regarding market factors and trends.

Prior to October 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”

Prior to Adoption of SFAS 123R

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) except when options were granted at an exercise price lower than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to its adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective vesting periods. Disclosures for the three months ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. The assumptions used in the Black-Scholes model for the three months ended December 31, 2004 were an expected term of 3.0 years, volatility of 91%, an average interest rate of 3.26% and a dividend yield of 0%.

Three Months Ended December 31, 2004
(In thousands)
Net loss – as reported	$(13,331)
Add back expense recorded under the intrinsic value method, net of tax	22

Deduct expense under the fair value method, net of tax	(1,236)

Net loss – pro forma	$(14,545)

Basic and diluted net loss per share – as reported	$(0.37)
Basic and diluted net loss per share – pro forma	$(0.40)

Adoption of SFAS 123R

The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of adopting SFAS 123R. Commencing with the first quarter of fiscal year 2006 compensation cost includes all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As a result of adopting SFAS 123R on October 1, 2005, the Company recorded stock-based compensation expense of $1.0 million resulting in a decrease to income before income taxes for the quarter ended December 31, 2005 of $1.0 million and a decrease to net income of $1.0 million after tax. As of December 31, 2005, there was approximately $7.6 million of total unrecognized stock-based compensation expense related to share-based payments granted under the Company’s stock option plans that will be recognized over a period of four years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows be classified as financing cash flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit has not been recognized.

During the first quarter of fiscal year 2006, options to purchase 68,000 shares were exercised for a gain (aggregate intrinsic value) of $341,000 determined as of the date of option exercise.

Valuation Assumptions

Upon adoption of SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Three Months Ended December 31, 2005
Expected term in years	2.50
Volatility	55%
Risk-free interest rate	4.35%
Dividend yield	0.00%

The estimate for expected term is based on employee historical exercise patterns. Estimated volatilities are based on historic stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expect term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not issued any dividends and therefore used 0% for dividend yield. The weighted-average grant date fair value of options granted during the first quarter of fiscal 2006 was $2.23. The estimated fair value of the employee stock options are amortized to expense ratably over the vesting period of the individual option grants.

5. Concentrations

In the three months ended December 31, 2005, no single customer accounted for over 10% of net sales. In the three months ended December 31, 2004, revenue recognized for one distributor accounted for 13% of total net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, restricted cash, and short-term investments consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Cash	$30,409	$16,043
Money market instruments	2,218	11,441
Restricted cash – Certificates of deposit	152	301

	$32,779	$27,785

At December 31, 2005 and September 30, 2005, the restricted cash represents certificates of deposit the Company had used to collateralize certain lines of credit with a supplier.

7. Inventories

The following is a summary of inventories by major category:

	December 31, 2005	September 30, 2005
	(In thousands)
Purchased components	$11,673	$10,760
Work-in-process	24,155	16,005
Finished goods	33,292	33,703

	$69,120	$60,468

During the three months ended December 31, 2005 and 2004, the Company recorded inventory write-downs of $3.6 million and $9.6 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Investments

Investments consisted of the following:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$3,562	$—	$3,562
Municipal notes and bonds	45,000	—	45,000
Publicly traded equity securities	31	—	31
SMIC common stock	24,341	4,412	28,753
SMIC common stock—subject to lock-up	6,005	1,088	7,093

Total	$78,939	$5,500	$84,439

Reported as:
Short-term investments			$77,346
Investments			7,093

Total			$84,439

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$3,525	$—	$3,525
Municipal notes and bonds	55,200	—	55,200
Publicly traded equity securities	483	—	483
SMIC common stock	24,341	12,878	37,219
SMIC common stock—subject to lock-up	6,005	3,177	9,182

Total	$89,554	$16,055	$105,609

Reported as:
Short-term investments			$96,427
Investments			9,182

Total			$105,609

All debt securities held at December 31, 2005 are due in less than one year. Certificates of deposit are in foreign institutions.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Other Assets

Other assets consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Private equity method investment	$1,394	$1,561
Cost method equity investments	3,168	3,149
Restricted assets	922	914
Other	3,898	4,429

	$9,382	$10,053

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

10. Comprehensive Loss

Comprehensive loss includes net loss as well as other comprehensive loss. The Company’s other comprehensive loss consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive loss, net of taxes, was as follows:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Net loss	$(3,708)	$(13,331)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	510	3,894
Change in unrealized gains/(losses) on investments	(10,555)	536

Comprehensive loss	$(13,753)	$(8,901)

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2005	September 30, 2005
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,436)	$(1,946)
Accumulated net unrealized gain on SMIC	5,500	16,055

Total accumulated other comprehensive income	$4,064	$14,109

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Borrowings

Short term debt and notes were as follows:

	December 31, 2005		September 30, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
Working capital loans	$10,502	2.20%	$4,821	2.08%
Commercial paper	1,826	2.56%	1,807	2.17%

Total short-term debt and notes	$12,328		$6,628

There were no assets pledged as collateral for short-term debt or notes.

12. Income Taxes

The income tax provision for the three month periods ended December 31, 2005 and 2004 consists of foreign withholding taxes of $62 thousand and $1thousand, respectively.

13. Impact of Recently Issued Accounting Standards

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Commitments and Contingencies

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2005, the Company had approximately $14.6 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Net sales
United States	$8,080	$5,681
China	4,440	4,875
Hong Kong	8,735	5,538
Taiwan	13,263	4,488
Japan	6,756	—
Other Asia Pacific countries	5,441	3,681
Europe	4,266	4,946
Other America	112	1,366

Total net sales	$51,093	$30,575

	December 31, 2005	September 30, 2005
	(In thousands)
Long-lived assets
United States	$1,868	$2,057
Hong Kong	34	34
China	1,298	1,360
Taiwan	18,831	18,274

	$22,031	$21,725

16. Related Party Transactions

The Company sold and licensed memory products to ICSI and purchased goods and contract manufacturing services from ICSI. In May 2005, the Company gained control of ICSI at which time the Company began consolidating ICSI’s results of operations. At December 31, 2005, the Company had approximately an 87% ownership interest in ICSI. The Company’s Chairman and Chief Executive Officer (“CEO”), Jimmy S.M. Lee, is Chairman of ICSI. For the three months ended December 31, 2004, purchases of goods and services by the Company from ICSI were approximately $300,000. The Company also paid ICSI for certain product development costs, license fees and royalties. For the three months ended December 31, 2004, these charges totaled approximately $107,000.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the three months ended December 31, 2005 and December 31, 2004, purchases of goods from SMIC were approximately $4,381,000 and $17,267,000, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provided manufacturing support services to Signia. The Company had less a than 50% ownership interest in Signia through November 2004. In December 2004, the Company acquired a majority ownership interest in Signia at which time the Company began consolidating Signia’s results of operations. At September 30, 2005, the Company had approximately a 68% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004, the Company provided services of approximately $382,000 to Signia.

Accounts receivable from related parties consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Flextronics	$104	$253

The following table shows net sales to related parties:

	Three months ended December 31,
	2005	2004
	(In thousands)
Net sales to related parties
Flextronics	$111	$1,769
ICSI (1)	—	1,085
Others	—	115

Total	$111	$2,969

(1)	Sales to ICSI were eliminated in consolidation effective May 1, 2005.

Accounts payable to related parties consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
SMIC	$2,163	$6,093

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and in accordance with generally accepted accounting principles began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. In the three months ended December 31, 2005, the Company purchased additional shares of ICSI for approximately $3.5 million, increasing its percentage ownership to approximately 87%. The Company intends to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $13 million.

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance revenue, the ability to reduce the combined company’s operating expenses, stronger purchasing power, expanded sales channels, and enhanced opportunities to develop non-memory product lines.

The Company is accounting for the acquisition of ICSI as a step acquisition. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The amounts allocated to IPR&D have been expensed as it was deemed to have no future alternative value. The allocation of the purchase price for the additional shares purchased in the three months ended December 31, 2005 is preliminary and could be adjusted in the March quarter.

The purchase price allocation is as follows:

	September 30, 2005	Additions	December 31, 2005
	(In thousands)
Net tangible assets	$40,124	$284	$40,408
Intangible assets:
In-process technology	2,470	175	2,645
Purchased intangible assets	5,583	392	5,975
Goodwill	19,112	1,329	20,441
Minority interest	(6,245)	1,331	(4,914)

Total estimated purchase price allocation	$61,044	$3,511	$64,555

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2004. The pro forma statements of operations for the three months ended December 31, 2005 and December 31, 2004, include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Net sales	$51,093	$55,382

Minority interest in net loss of consolidated subsidiary	$425	$678

Net loss	$(3,517)	$(16,048)

Basic and diluted net loss per share	$(0.09)	$(0.44)

Shares used in basic per share calculation	37,240	36,231

18. Subsequent Event

In January 2006, the Company completed a second tender offer to acquire the remaining shares of ICSI that the Company did not already own. The Company acquired an additional 10% of ICSI for $9.8 million. Upon completion of the tender offer, the Company owns approximately 97% of ICSI.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In the three months ended December 31, 2005, we purchased additional shares of ICSI in the open market for approximately $3.5 million increasing our ownership percentage to approximately 87% at December 31, 2005. We plan to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $13 million.

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of May 1, 2005. Our financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Our financial results for fiscal 2006 and for fiscal 2005 beginning December 1, 2004 reflect accounting for Signia Technologies Inc. (Signia), a developer of wireless semiconductors, on a consolidated basis. Effective December 2004, our ownership of Signia became greater than 50% and we began consolidating the results of Signia. Our financial results for fiscal 2005 through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC), a semiconductor company, on the equity basis. At December 31, 2005, we owned approximately 87% of ICSI, approximately 68% of Signia and approximately 22% of KSC.

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

In order to limit and control our operating expenses, in recent years we have reduced our headcount in the U.S. and transferred various functions to Taiwan and China. Our acquisition of ICSI was a key part of this strategy. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced declines in the average selling prices for certain of our products in the four quarters of fiscal 2005 and the first quarter of fiscal 2006. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

Revenue from product sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. A portion of our sales is made to distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with credits that will be issued to these distributors, we defer recognition of such sales until our products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates is recognized at the time our products are sold by us to the distributors.

We market and sell our products in Asia, the U.S. and Europe through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 84%, 85%, 87% and 87% in the first quarter of fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Three Months Ended December 31, 2005	2005	Fiscal Years Ended September 30, 2004	2003
Asia	76%	75%	75%	77%
Europe	8	9	11	10
U.S.	16	15	13	13
Other	—	1	1	—

Total	100%	100%	100%	100%

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. All of our foundries and assembly and test subcontractors are located in Asia. Although we transact business predominately in U.S. dollars, we do have transactions in New Taiwan dollars, in Hong Kong dollars and in China Renminbi. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not to date adopted any hedging strategy. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values, net of sales commission costs, that are below our manufacturing costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products or planned inventory increases. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At December 31, 2005, our strategic investments in non-marketable securities totaled $4.6 million.

Accounting for Stock-Based Compensation. Beginning in fiscal 2006, we account for stock-based compensation arrangements in accordance with the provisions for SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized ratably over the vesting periods of the individual option grants. The Black-Scholes method requires us to estimate key assumptions such as expected term, volatility and interest rates that determine the stock options’ fair value. The estimate of these key assumptions is based on our historical stock price volatility, our employees’ historical exercise patterns and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense, which could have a material effect on our results of operations.

Impact of Recently Issued Accounting Standards

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the second quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but do not expect it to have a material impact.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 67% to $51.1 million in the three months ended December 31, 2005 from $30.6 million in the three months ended December 31, 2004. The increase in net sales of $20.5 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI beginning in May 2005. The increase in unit shipments of our DRAM products in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 more than offset the decline in average selling prices resulting in an overall increase in DRAM revenue. In addition, the increase in unit shipments of our SRAM products in the three months ended December 31, 2005 compared to the three months ended December 31, 2004, more than offset the decrease in the average selling prices resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2005, no single customer accounted for over 10% of net sales. In the three months ended December 31, 2004, revenue recognized for one distributor accounted for 13% of our total net sales.

Gross profit (loss). Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $13.2 million to $7.4 million in the three months ended December 31, 2005 from a $5.8 million gross loss in the three months ended December 31, 2004. Gross margin increased to 14.5% in the three months ended December 31, 2005 from (18.9)% in the three months ended December 31, 2004. Our gross margin for the three months ended December 31, 2005 benefited from the sale of $0.8 million of previously written down parts. Our gross margin for the three months ended December 31, 2005 included inventory write-downs of $3.6 million while our gross margin for the three months ended December 31, 2004 included inventory write-downs of $9.6 million. The inventory write-downs were predominately for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Excluding the inventory write-downs, the increase in gross profit was principally due to an increase in unit shipments of our DRAM products in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 which more than offset the decline in average selling prices for such products. In addition, declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended December 31, 2005. This contributed to an increase in our DRAM gross margin. Increases in the unit shipments of our SRAM products more than offset decreases in the average selling prices of such products in the three months ended December 31, 2005 compared to the three months ended December 31, 2004, resulting in an increase in gross profit. However, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in three months ended December 31, 2005 compared to three months ended December 31, 2004 resulting in a decline in our SRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 11% to $5.6 million in the three months ended December 31, 2005 compared to $5.1 million in the three months ended December 31, 2004. As a percentage of net sales, research and development expenses decreased to 11.0% in the three months ended December 31, 2005 from 16.6% in the three months ended December 31, 2004. The three months ended December 31, 2005 includes stock based compensation expense under SFAS 123R of approximately $0.5 million. The increase in research and development expenses attributable to our consolidation of ICSI was mostly offset by a decrease in research and development expenses in the U.S. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 53% to $6.5 million in the three months ended December 31, 2005 from $4.2 million in the three months ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 12.7% in the three months ended December 31, 2005 from 13.8% in the three months ended December 31, 2004. The three months ended December 31, 2005 includes stock based compensation expense under SFAS 123R of approximately $0.5 million. Excluding the impact of SFAS 123R, the increase in selling, general and administrative expenses was attributable to our consolidation of ICSI. Complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, which will apply to our operations at ICSI beginning in fiscal 2006, have and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Acquired in-process technology charge. In the three months ended December 31, 2005, we incurred $0.2 million of acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The valuation and purchase allocation is preliminary and is subject to further adjustment. The $0.2 million allocated to IPR&D was expensed in our quarter ending December 31, 2005, as it was deemed to have no future alternative value. The purchase price allocation, including an additional charge to IPR&D, will increase in the March 2006 quarter as ISSI acquires additional shares of ICSI.

Interest and other income (expense), net. Interest and other income (expense), net was $1.0 million in the three months ended December 31, 2005 compared to $0.6 million in the three months ended December 31, 2004. The $1.0 million of interest and other income (expense) in the three months ended December 31, 2005 is comprised primarily of interest income of $0.7 and $0.1 million in foreign currency exchange gains. The $0.6 million other income in the three months ended December 31, 2004 was comprised primarily of interest income. The increase in interest income is primarily attributable to higher interest rates in the three months ended December 31, 2005.

Gain on sale of investments. In the three months ended December 31, 2004, we sold shares of SMIC for approximately $4.5 million which resulted in a pre-tax gain of $2.4 million.

Provision for income taxes. The provision for income taxes for the three month periods ended December 31, 2005 and 2004 consists of foreign withholding taxes of $62 thousand and $1 thousand, respectively.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was $0.4 million in the three months ended December 31, 2005 compared to $0.1 million in the three months ended December 31, 2004. The minority interest in net loss of consolidated subsidiaries for the three months ended December 31, 2005 represents the minority shareholders’ proportionate share of the net loss of Signia and the minority shareholders’ proportionate share of the net loss of ICSI. The minority interest in net loss of consolidated subsidiaries for the three months ended December 31, 2004 represents the minority shareholders’ proportionate share of the net loss of Signia for the month of December 2004.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.2 million in the three months ended December 31, 2005 compared to a $1.3 million loss in the three months ended December 31, 2004. In the three months ended December 31, 2005, we recorded a loss of approximately $0.2 million related to our equity interest in KSC. In the three months ended December 31, 2004, we recorded a loss of approximately $1.3 million related to our equity interest in ICSI prior to our consolidation of ICSI’s financial results.

Liquidity and Capital Resources

As of December 31, 2005, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $110.1 million. During the three months ended December 31, 2005, operating activities used cash of approximately $7.4 million compared to $10.5 million used in the three months ended December 31, 2004. The cash used by operations was primarily due to increases in inventories of $8.1 million, increases in other assets of $0.7 million and our net loss of $3.7 million adjusted for non-cash items of $2.2 million (stock-based compensation expense of $1.0 million, equity in net loss of affiliated companies of $0.2 million, depreciation and amortization of $1.0 million, amortization of intangibles of $0.3 million, acquired in-process technology charge of $0.2 million and other non-cash items of $(0.5) million). This was partially offset by increases in accounts payable of $1.7 million and increases in accrued expenses of $1.2 million.

In the three months ended December 31, 2005, we generated $6.4 million from investing activities compared to $15.5 million generated in the three months ended December 31, 2004. The cash generated from investing activities in the three months ended December 31, 2005 primarily resulted from net sales of available-for-sale securities of $10.6 million. In addition, in the December 2005 quarter, we used approximately $3.5 million for the purchase of additional shares of ICSI. The cash generated from investing activities in the three months ended December 31, 2004 primarily resulted from net sales of available-for-sale securities of $18.3 million. In addition, in the December 2004 quarter, we generated approximately $4.5 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.4 million. We used approximately $6.7 million for our additional investment in Signia.

In the three months ended December 31, 2005, we made capital expenditures of approximately $0.7 million for test equipment and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $6.0 million from financing activities during the three months ended December 31, 2005 compared to $2.1 million in the three months ended December 31, 2004. In the three months ended December 31, 2005, we used $15.2 million for the repayment of short-term borrowings. The source of financing for the three months ended December 31, 2005, was borrowings of $20.7 million under ICSI lines of credit, proceeds from the issuance of common stock of $0.3 million from stock option exercises and a decrease in restricted cash of $0.2 million. The source of financing for the three months ended December 31, 2004 was a decrease in restricted cash of $1.5 million and proceeds from the issuance of common stock of $0.6 million from stock option exercises.

We have $21.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through December 2006. As of December 31, 2005, we had outstanding borrowings of approximately $12.3 million under these short-term lines of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $8.3 million and $1.2 million, respectively, at December 31, 2005.

Our headquarters are located in a leased site in Santa Clara, California. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2007. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases are approximately $4.0 million.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the nine months ended September 30, 2005, we purchased additional shares of ICSI for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. In the three months ended December 31, 2005, we purchased additional shares of ICSI for approximately $3.5 million, increasing our percentage ownership to approximately 87% at December 31, 2005. We intend to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $13 million which includes $9.8 million spent in January 2006.

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, we may need to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the quarter ended December 31, 2005, we recorded exchange gains of approximately $0.1 million. However, in the quarter ended September 30, 2005, we recorded exchange losses of approximately $0.9 million. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents, restricted cash and short-term investments of $81.4 million at December 31, 2005 excluding $28.7 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income.

We own shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, we sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $30.3 million and the market value at December 31, 2005 was approximately $35.8 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO in March 2004. Thus, all of our shares in SMIC will be freely tradable in February 2007.

We have investments in equity securities of privately held companies of approximately $4.6 million at December 31, 2005. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately $0.3 million impairment losses on two equity investments in fiscal 2005.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred a loss of $3.7 million in the first quarter of fiscal 2006, which included an inventory write-down of $3.6 million. We incurred losses of $37.9 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We incurred losses in the ten consecutive quarters ended September 30, 2003 totaling $124.0 million. We expect to incur a loss in the March 2006 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Fluctuations in ICSI’s operating results will also impact our results. We may encounter difficulties in integrating ICSI into ISSI.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the nine months ended September 30, 2005, we purchased additional shares of ICSI for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. In the three months ended December 31, 2005, we purchased additional shares of ICSI for approximately $3.5 million, increasing our percentage ownership to approximately 87% at December 31, 2005. We intend to acquire substantially all of the remaining outstanding shares of ICSI for cash of approximately $13 million. Our financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Effective May 1, 2005, in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results. As a result, our statement of operations is impacted by the financial results of ICSI and the minority interest is reflected in the minority interest in net loss of consolidated subsidiary.

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

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	our ability to successfully integrate the operations of ICSI;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	our failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of, or developments with respect to, any future litigation or antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the first quarter of fiscal 2006 and in fiscal 2005, approximately 90% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first quarter of fiscal 2006, in fiscal 2005 and fiscal 2004, we recorded inventory write-downs of $3.6 million, $13.9 million and $17.3 million, respectively. The inventory write-downs primarily related to valuing our inventory at the lower-of-cost-or-market, and to a lesser extent, adjusting our inventory valuation for certain excess and obsolete products.

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

From time to time, we intend to acquire other companies or assets that we believe to be complementary to our business. Acquisitions may result in use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

In the three months ended December 31, 2005, approximately 16% of our net sales was attributable to customers located in the U.S., 8% was attributable to customers located in Europe and 76% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to shipments in the U.S., 9% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. In fiscal 2004, approximately 13% of our net sales was attributable to shipments in the U.S., 11% was attributable to shipments in Europe and 75% was attributable to shipments in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore and a substantial majority of our employees are located outside of the U.S.

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

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could lessen market acceptance of our products. Our customers could also seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights. We have been, and from time-to-time expect to be, notified of claims that we may be infringing patents, maskwork rights or copyrights owned by third-parties. If it appears necessary or desirable, we may seek licenses under patents that we are alleged to be infringing. Licenses may not be offered and the terms of any offered licenses may not be acceptable to us.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At December 31, 2005, our strategic investments in non-marketable securities totaled $4.6 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $0.3 million in impairment losses on two of our equity positions in fiscal 2005. In addition, we recorded approximately $0.3 million and $1.3 million in impairment losses during fiscal 2004 and fiscal 2003, respectively.

In addition, we own shares in SMIC with a cost basis of approximately $30.3 million and a market value at December 31, 2005 of approximately $35.8 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO which occurred in March 2004. Thus, all of our shares in SMIC will be freely tradable in February 2007. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at December 31, 2005.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including the report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and have made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Sarbanes-Oxley Section 404 has resulted in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

We may experience difficulties and increased expenses in complying with Sarbanes-Oxley Section 404.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management and also contains a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We concluded that our internal control over financial reporting was effective and our auditors concurred with such assessment at September 30, 2005. Our internal control analysis for fiscal 2005 was not required to cover ICSI. However, ICSI will be covered by our internal control analysis for fiscal 2006. As a result, we expect compliance with Section 404 for fiscal 2006 to require significant effort and expense. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123(R), we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Our stock price is expected to continue to be volatile.

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

Item 6. Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 10.1	1993 Employee Stock Purchase Plan, as amended.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc. (Registrant)

Dated: February 9, 2006	/s/ Gary L. Fischer
Gary L. Fischer
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)