Form 10-Q
period 2006-03-31
INTEGRATED SILICON SOLUTION INC
filed 2006-05-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    N   ☒

The number of outstanding shares of the registrant’s Common Stock as of April 28, 2006 was 37,491,556.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales (See Note 16)	$53,245	$35,674	$104,338	$66,249
Cost of sales (See Note 16)	47,607	31,148	91,317	67,499

Gross profit (loss)	5,638	4,526	13,021	(1,250)

Operating expenses:
Research and development	5,547	4,636	11,173	9,726
Selling, general and administrative	7,239	5,388	13,717	9,609
Acquired in-process technology charge	324	435	499	435

Total operating expenses	13,110	10,459	25,389	19,770

Operating loss	(7,472)	(5,933)	(12,368)	(21,020)
Interest and other income (expense), net	1,696	820	2,745	1,426
Gain on sale of investments	2,187	535	2,187	2,905

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(3,589)	(4,578)	(7,436)	(16,689)
Provision for income taxes	51	16	113	17

Loss before minority interest and equity in net loss of affiliated companies	(3,640)	(4,594)	(7,549)	(16,706)
Minority interest in net loss of consolidated subsidiary	226	91	650	186
Equity in net loss of affiliated companies	(253)	(9,328)	(476)	(10,642)

Net loss	$(3,667)	$(13,831)	$(7,375)	$(27,162)

Basic and diluted net loss per share	$(0.10)	$(0.38)	$(0.20)	$(0.75)

Shares used in per share calculation	37,371	36,460	37,306	36,346

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	September 30, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,196	$27,484
Restricted cash	—	301
Short-term investments	84,145	96,427
Accounts receivable, net	29,777	28,255
Accounts receivable from related parties (See Note 16)	243	253
Inventories	64,657	60,468
Other current assets	5,421	3,594

Total current assets	210,439	216,782
Investments	—	9,182
Property, plant, equipment, and leasehold improvements, net	21,837	21,725
Goodwill	25,054	20,232
Purchased intangible assets, net	5,646	6,142
Other assets	9,404	10,053

Total assets	$272,380	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$9,704	$6,628
Accounts payable	32,388	29,612
Accounts payable to related parties (See Note 16)	3,410	6,093
Accrued compensation and benefits	2,676	2,467
Accrued expenses	8,211	8,029

Total current liabilities	56,389	52,829
Other long-term liabilities	1,725	1,793

Total liabilities	58,114	54,622
Commitments and contingencies
Minority interest	919	6,566
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	344,341	340,567
Accumulated deficit	(139,110)	(131,735)
Unearned compensation	—	(17)
Accumulated comprehensive income	8,112	14,109

Total stockholders’ equity	213,347	222,928

Total liabilities and stockholders’ equity	$272,380	$284,116

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(7,375)	$(27,162)
Depreciation and amortization	1,892	1,400
Stock based compensation	2,583	—
Amortization of intangibles and unearned compensation	1,073	227
Acquired in-process technology charge	499	435
Gain on sale of shares of Semiconductor Manufacturing International
Corp. (SMIC)	—	(2,905)
Gain on sale of shares of Signia Technologies Inc. (Signia)	(2,187)	—
Loss on embedded derivative	—	21
(Gain) loss on disposal of assets	(541)	154
Net foreign currency transaction (gains) losses	(300)	4
Equity in net loss of affiliated companies	476	10,642
Minority interest in net loss of consolidated subsidiary	(650)	(186)
Net effect of changes in current and other assets and current liabilities	(6,683)	5,062

Cash used in operating activities	(11,213)	(12,308)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,091)	(796)
Proceeds from sale of SMIC equity securities	—	5,627
Proceeds from sale of Signia equity securities	4,620	—
Proceeds from the sale of assets	1,049	—
Cash impact of deconsolidation of Signia	(149)	—
Investment in Signia, net of cash and cash equivalents	—	(6,827)
Investment in Integrated Circuit Solution, Inc. (ICSI)	(13,303)	(11,849)
Investment in NexFlash	—	(452)
Purchases of available-for-sale securities	(50,950)	(79,300)
Sales of available-for-sale securities	65,236	124,100

Cash provided by investing activities	5,412	30,503

Cash flows from financing activities
Proceeds from issuance of common stock	1,200	1,685
Proceeds from borrowings under short-term lines of credit	41,129	—
Principal payments of short-term lines of credit	(38,266)	—
Decrease in restricted cash	150	1,186

Cash provided by financing activities	4,213	2,871

Effect of exchange rate changes on cash and cash equivalents	300	19
Net increase in cash and cash equivalents	(1,288)	21,085
Cash and cash equivalents at beginning of period	27,484	17,015

Cash and cash equivalents at end of period	$26,196	$38,100

See accompanying notes to condensed consolidated financial statement.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.

Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2. Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In particular, accounts receivable, net has been increased by $1.0 million and accrued liabilities has been increased by $1.0 million as of September 30, 2005.

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

4. Impact of Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position when it becomes effective for the Company.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stock-based Compensation

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees and directors. At March 31, 2006, the total number of shares subject to options outstanding under all plans was 6,012,000. At March 31, 2006, 2,831,000 shares were available for grant under all plans. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

As approved by the Board of Directors, effective February 1, 2006, future offering periods under the Company’s employee stock purchase plan (ESPP) will have a duration of six months and the purchase price will be equal to 85% of the fair value of the Company’s common stock on the purchase date. Previously, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2006, 1,177,000 shares were available for issuance under the ESPP.

Adoption of SFAS 123R

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of FASB No. 123(R) “Share-Based Payment” (SFAS 123R). Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes method. The compensation cost is then amortized ratably over the vesting period of the individual option grants. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and interest rates to determine the stock options fair value. The estimate of these key assumptions is based on the Company’s historical stock price volatility, employees’ historical exercise patterns and judgment regarding market factors and trends. SFAS 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.

The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of adopting SFAS 123R. Commencing with the first quarter of fiscal year 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on October 1, 2005, the Company recorded stock-based compensation expense of $1.6 million and $2.6 million, in the three and six month periods ended March 31, 2006, respectively. The impact of adopting SFAS 123R resulted in an increase to the Company’s net loss per share of $0.04 and $0.07 for the three and six months ended March 31, 2006, respectively. As of March 31, 2006, there was approximately $6.7 million of total unrecognized stock-based compensation expense related to share-based payments granted under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 1.5 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that these cash flows be classified as financing cash flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit associated with stock option exercises has not been recognized.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three and six months ended March 31, 2006, options to purchase 72,000 shares and 141,000 shares, respectively, were exercised at an aggregate intrinsic value of $255,000 and $596,000, respectively, determined as of the date of option exercise.

Prior to Adoption of SFAS 123R

Prior to October 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The Company provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) except when options were granted at an exercise price lower than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to its adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective vesting periods. Disclosures for the three and six month periods ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period and included in the determination of net loss.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
	(In thousands)
Net loss – as reported	$(13,831)	$(27,162)
Intrinsic value method expense included in reported net loss, net of tax	23	46
Fair value method expense, net of tax	(559)	(1,796)

Net loss – pro forma	$(14,367)	$(28,912)

Basic and diluted net loss per share – as reported	$(0.38)	$(0.75)
Basic and diluted net loss per share – pro forma	$(0.39)	$(0.80)

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected term in years	2.43	2.71	2.34	2.83
Estimated volatility	51%	89%	55%	90%
Risk-free interest rate	4.59%	3.57%	4.38%	3.47%
Dividend yield	0.00%	0.00%	0.00%	0.00%

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimate for expected term is based on employee historical exercise patterns. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not issued any dividends and therefore used 0% for dividend yield. The weighted-average grant date fair value of options granted during the three and six months ended March 31, 2006 was $2.12 and $2.22, respectively. The weighted-average grant date fair value of options granted during the three and six months ended March 31, 2005 was $3.40 and $3.71, respectively. The estimated fair value of the employee stock options is amortized to expense ratably over the vesting period of the individual option grants.

6. Concentrations

In the three and six months ended March 31, 2006, no single customer accounted for over 10% of net sales. Sales to ATM Electronic Corporation accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Revenue recognized for Arrow Electronics accounted for approximately 10% and 11% of total net sales for the three and six months ended March 31, 2005, respectively.

7. Inventories

The following is a summary of inventories by major category:

	March 31, 2006	September 30, 2005
	(In thousands)
Purchased components	$10,437	$10,760
Work-in-process	23,485	16,005
Finished goods	30,735	33,703

	$64,657	$60,468

During the three months and six months ended March 31, 2006, the Company recorded inventory write-downs of $5.8 million and $9.4 million, respectively. During the three and six months ended March 31, 2005, the Company recorded inventory write-downs of $1.3 million and $10.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence on certain of its products.

8. Investments

Investments consisted of the following:

March 31, 2006	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$2,372	$—	$2,372
Municipal notes and bonds	42,550	—	42,550
SMIC common stock	30,346	8,877	39,223

Total	$75,268	$8,877	$84,145

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$3,525	$—	$3,525
Municipal notes and bonds	55,200	—	55,200
Publicly traded equity securities	483	—	483
SMIC common stock—saleable within 12 months	24,341	12,878	37,219
SMIC common stock—saleable in more than 12 months	6,005	3,177	9,182

Total	$89,554	$16,055	$105,609

Reported as:
Short-term investments			$96,427
Investments			9,182

Total			$105,609

As of March 31, 2006, approximately $15.9 million of the Company’s SMIC common stock is subject to lock-up provisions which will expire by February 2007. All debt securities held at March 31, 2006 are due in less than one year. Certificates of deposit are in foreign institutions.

9. Other Assets

Other assets consisted of the following:

	March 31, 2006	September 30, 2005
	(In thousands)
Private equity method investment	$1,260	$1,561
Cost method equity investments	3,648	3,149
Restricted assets	932	914
Other	3,564	4,429

	$9,404	$10,053

The Company sold approximately 77% of its investment in Signia in February 2006 for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, or approximately $0.7 million, and effective March 2006 accounts for Signia on the cost basis. In prior periods, Signia’s financial position and results of operation were consolidated with the Company’s financial statements. The deconsolidation of Signia did not have a material impact on the Company’s balance sheet and will not have a material effect on the Company’s revenues or results of operations.

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(3,667)	$(13,831)	$(7,375)	$(27,162)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	671	(472)	1,181	64
Change in unrealized gains/(losses) on investments	3,377	(6,444)	(7,178)	(2,550)

Comprehensive income (loss)	$381	$(20,747)	$(13,372)	$(29,648)

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31, 2006	September 30, 2005
	(In thousands)
Accumulated foreign currency translation adjustments	$(765)	$(1,946)
Accumulated net unrealized gain on SMIC	8,877	16,055

Total accumulated other comprehensive income	$8,112	$14,109

11. Borrowings

Short term debt and notes were as follows:

	March 31, 2006		September 30, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
Working capital loans	$8,472	2.31%	$4,821	2.08%
Commercial paper	1,232	2.75%	1,807	2.17%

Total short-term debt and notes	$9,704		$6,628

There were no assets pledged as collateral for short-term debt or notes. The Company has guaranteed the borrowings of Integrated Circuit Solution, Inc. (ICSI) under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of March 31, 2006, $1.5 million was outstanding under this line of credit.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Income Taxes

The income tax provision for the three months and six months ended March 31, 2006 consists of foreign withholding taxes of $51,000 and $113,000, respectively. The income tax provision for the three month and six months ended March 31, 2005 consists of foreign withholding taxes of $16,000 and $17,000, respectively.

13. Net Loss Per Share

The diluted earnings per share calculations for the three months and six months ended March 31, 2006 do not include approximately 501,000 and 546,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the three months and six months ended March 31, 2006, an additional 5,200,000 and 4,751,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2005, approximately 907,000 and 1,111,000 potential common shares from outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and six months ended March 31, 2005, an additional 3,000,000 and 2,368,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

14. Commitments and Contingencies

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2006, the Company had approximately $11.1 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net sales
United States	$11,761	$6,547	$19,844	$12,228
China	4,439	7,633	8,879	12,508
Hong Kong	8,560	5,900	17,295	11,438
Japan	3,925	—	10,682	—
Taiwan	14,482	8,565	27,746	13,052
Other Asia Pacific countries	5,152	3,804	10,592	7,485
Europe	4,646	3,022	8,907	7,969
Other	280	203	393	1,569

Total net sales	$53,245	$35,674	$104,338	$66,249

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	March 31, 2006	September 30, 2005
	(In thousands)
Long-lived assets
United States	$1,666	$2,057
Hong Kong	31	34
China	963	1,360
Taiwan	19,177	18,274

	$21,837	$21,725

16. Related Party Transactions

Prior to May 2005 when the Company gained control and began consolidating ICSI, ICSI was a related party. For the six months ended March 31, 2005, purchases of goods and services by the Company from ICSI were approximately $786,000. The Company also paid ICSI for certain product development costs, license fees and royalties. For the six months ended March 31, 2005, these charges totaled approximately $156,000.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the six months ended March 31, 2006 and March 31, 2005, purchases of goods from SMIC were approximately $8,908,000 and $29,021,000, respectively. Accounts payable to SMIC was approximately $3,410,000 and $6,093,000 at March 31, 2006 and September 30, 2005, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provided manufacturing support services to Signia. In February 2006, the Company sold approximately 77% of its shares in Signia, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At March 31, 2006, the Company had approximately a 16% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the month ended March 31, 2006, the Company had no sales to Signia. For the two months ended November 30, 2004, the Company provided services of approximately $382,000 to Signia.

Accounts receivable from related parties consisted of the following:

	March 31, 2006	September 30, 2005
	(In thousands)
Flextronics	$228	$253
Signia	15	—

Total	$243	$253

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table shows net sales to related parties:

	Six months ended March 31,
	2006	2005
	(In thousands)
Net sales to related parties
Flextronics	$313	$2,420
ICSI (1)	—	2,003
Others	—	115

Total	$313	$4,538

(1)	Sales to ICSI after May 1, 2005 are eliminated in consolidation.

17. Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and in accordance with generally accepted accounting principles began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. In the six months ended March 31, 2006, the Company purchased additional shares of ICSI for approximately $13.3 million, increasing its percentage ownership to approximately 97%.

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance revenue, the ability to reduce the combined company’s operating expenses, stronger purchasing power, expanded sales channels, and enhanced opportunities to develop non-memory product lines.

The Company is accounting for the acquisition of ICSI as a step acquisition. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology and in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The amounts allocated to IPR&D have been expensed as it was deemed to have no future alternative value. The allocation of the purchase price for the additional shares purchased in the six months ended March 31, 2006 is preliminary and could be adjusted in the June quarter. In addition, in the March 2006 quarter, the Company became aware of the existence of a contract with a customer that was in place prior to the original acquisition date of May 1, 2005 and is assessing the impact of that contract on the original purchase price allocation. Any necessary adjustments to the purchase price allocation will be made in the June 2006 quarter.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The purchase price allocation is as follows:

	September 30, 2005	Fiscal 2006 Additions	March 31, 2006
	(In thousands)
Net tangible assets	$40,124	$1,054	$41,178
Intangible assets:
In-process research and development	2,470	499	2,969
Purchased intangible assets	5,583	1,394	6,977
Goodwill	19,112	5,942	25,054
Minority interest	(6,245)	4,414	(1,831)

Total estimated purchase price allocation	$61,044	$13,303	$74,347

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2004. The pro forma statements of operations for the three and six months ended March 31, 2006 and 2005, include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net sales	$53,245	$59,043	$104,338	$114,424

Minority interest in net loss of consolidated subsidiary	$226	$230	$450	$704

Net loss	$(2,984)	$(20,815)	$(6,764)	$(37,128)

Basic and diluted net loss per share	$(0.08)	$(0.57)	$(0.18)	$(1.02)

Shares used in per share calculation	37,371	36,460	37,306	36,346

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In the six months ended March 31, 2006, we purchased additional shares of ICSI for approximately $13.3 million increasing our ownership percentage to approximately 97% at March 31, 2006.

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of such date. Our financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Effective March 1, 2006, we resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. Our financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis.

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC), a semiconductor company, on the equity basis. At March 31, 2006, we owned approximately 22% of KSC.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, SmartCards, and controller chips for card reader-writers. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, in 2001, the high-end networking and telecom markets slowed and this adversely impacted our SRAM revenue. During this period, we increased our focus on the digital consumer electronics, mobile communications and automotive electronics markets. As a result of our success in the digital consumer electronics market, sales of our low and medium density DRAM products have increased significantly and have represented a majority of our net sales in each year since fiscal 2003.

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

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer.

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced declines in the average selling prices for certain of our products in the four quarters of fiscal 2005 and the first six months of fiscal 2006. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 81%, 85% and 87% in the first six months of fiscal 2006, fiscal 2005, and fiscal 2004, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2006	2005	2005	2004
Asia	72%	67%	75%	75%
Europe	9	12	9	11
U.S.	19	19	15	13
Other	—	2	1	1

Total	100%	100%	100%	100%

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. All of our foundries and assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in China Renminbi. In addition, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments; (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult, for instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values, net of sales commission costs, that are below our manufacturing costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products.

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

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. In fiscal 2005, we recorded charges for impairment of goodwill in the amount of $4.4 million.

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At March 31, 2006, our strategic investments in non-marketable securities totaled $4.9 million.

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

Impact of Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial position when it becomes effective for us.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 49% to $53.2 million in the three months ended March 31, 2006 from $35.7 million in the three months ended March 31, 2005. The increase in net sales of $17.5 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI beginning in May 2005. We experienced an increase in unit shipments of our DRAM products in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which more than offset a decline in average selling prices resulting in an overall increase in DRAM revenue. In addition, an increase in unit shipments of our SRAM products in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 more than offset a decrease in the average selling prices resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended March 31, 2006, no single customer accounted for over 10% of net sales. Sales to ATM Electronic Corporation (ATM) accounted for approximately 10% of total net sales for the three months ended March 31, 2005. Revenue recognized for Arrow Electronics accounted for approximately 10% of total net sales for the three months ended March 31, 2005.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $1.1 million to $5.6 million in the three months ended March 31, 2006 from $4.5 million in the three months ended March 31, 2005. Our gross margin decreased to 10.6% in the three months ended March 31, 2006 from 12.7% in the three months ended March 31, 2005. Our gross margin for the three months ended March 31, 2006 included inventory write-downs of $5.8 million while our gross margin for the three months ended March 31, 2005 included inventory write-downs of $1.3 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the three months ended March 31, 2006 compared to the March 2005 period can be attributed to (i) $1.4 million of gross profit on inventory sold in the quarter that had been previously written-off; and (ii) increased unit shipments of DRAM and SRAM products due to our acquisition of ICSI which more than offset declines in average selling prices for such products. These factors were offset by an incremental $4.5 million in inventory write-downs in the March 2006 quarter. The decrease in our gross margin in the March 2006 quarter as compared to the March 2005 quarter can be primarily attributed to these incremental inventory write-downs in the March 2006 quarter as compared to the March 2005 quarter. In addition, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in three months ended March 31, 2006 compared to three months ended March 31, 2005 resulting in a decline in our SRAM gross margin. However, declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended March 31, 2006 compared to the three months ended March 31, 2005. This contributed to an increase in our DRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses increased by 20% to $5.5 million in the three months ended March 31, 2006 compared to $4.6 million in the three months ended March 31, 2005. As a percentage of net sales, research and development expenses decreased to 10.4% in the three months ended March 31, 2006 from 13.0% in the three months ended March 31, 2005. The three months ended March 31, 2006 includes stock based compensation expense under SFAS 123R of approximately $0.8 million. The increase in research and development expenses attributable to our consolidation of ICSI was mostly offset by a decrease in research and development expenses in the U.S. In the March 2006 quarter, we exited the Bluetooth and Flash controller markets and ceased all development projects for those markets. However, our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 34% to $7.2 million in the three months ended March 31, 2006 from $5.4 million in the three months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% in the three months ended March 31, 2006 from 15.1% in the three months ended March 31, 2005. The three months ended March 31, 2006 includes stock based compensation expense under SFAS 123R of approximately $0.7 million. The three months ended March 31, 2005 included a $1.1 million write-off of excess facility space in our Santa Clara headquarters. Excluding the impact of SFAS 123R in the March 2006 quarter and the $1.1 million write-off in the March 2005 quarter, the increase in selling, general and administrative expenses was primarily attributable to our consolidation of ICSI. Complying with the internal control requirements of the Sarbanes-Oxley Act of 2002 Section 404, which will apply to our operations at ICSI beginning in fiscal 2006, has had and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, we expect our selling, general and administrative expenses will increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Acquired in-process technology charge. In the three months ended March 31, 2006, we incurred $0.3 million of acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The valuation and purchase allocation is preliminary and is subject to further adjustment. The $0.3 million allocated to IPR&D was expensed in the three months ending March 31, 2006, as it was deemed to have no future alternative use. The $0.4 million allocated to IPR&D in the three months ending March 31, 2005 related to our acquisition of Signia in December 2004.

Interest and other income (expense), net. Interest and other income (expense), net was $1.7 million in the three months ended March 31, 2006 compared to $0.8 million in the three months ended March 31, 2005. The $1.7 million of interest and other income (expense) in the three months ended March 31, 2006 is comprised primarily of interest income of $0.6 million, $0.5 million from the sale of assets from our Bluetooth business and $0.2 million in foreign currency exchange gains. The $0.8 million of interest and other income (expense) in the three months ended March 31, 2005 was comprised primarily of interest income. In addition, in the three months ended March 31, 2005, we recorded a gain of approximately $0.3 million from the sale of fixed assets.

Gain on sale of investments. The gain on the sale of investments was $2.2 million in the three months ended March 31, 2006 compared to $0.5 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16%, and effective March 2006, account for Signia on the cost basis. The deconsolidation of Signia did not have a material impact on our balance sheet and will not have a material effect on our revenue or earnings per share. In the three months ended March 31, 2005, we sold shares of SMIC for approximately $1.1 million which resulted in a pre-tax gain of $0.5 million.

Provision for income taxes. The provision for income taxes for the three month periods ended March 31, 2006 and 2005 consists of foreign withholding taxes of $51,000 and $16,000, respectively.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was $0.2 million in the three months ended March 31, 2006 compared to $0.1 million in the three months ended March 31, 2005. The minority interest in net loss of consolidated subsidiaries for the three months ended March 31, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for the quarter and the minority shareholders’ proportionate share of the net loss of Signia for the months of January and February 2006. Effective March 2006, we account for Signia on the cost basis. The minority interest in net loss of consolidated subsidiaries for the three months ended March 31, 2005 represents the minority shareholders’ proportionate share of the net loss of Signia.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.3 million in the three months ended March 31, 2006 compared to a $9.3 million loss in the three months ended March 31, 2005. In the three months ended March 31, 2006, we recorded a loss of approximately $0.3 million related to our equity interest in KSC. In the three months ended March 31, 2005, we recorded a loss of approximately $9.3 million related to our equity interest in ICSI prior to our consolidation of ICSI’s financial results.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Net Sales. Net sales increased by 57% to $104.3 million in the six months ended March 31, 2006 from $66.2 million in the six months ended March 31, 2005. The increase in net sales of $38.1 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI beginning in May 2005. An increase in unit shipments of our DRAM products in the six months ended March 31, 2006 compared to the six months ended March 31, 2005 more than offset a decline in average selling prices resulting in an overall increase in DRAM revenue. In addition, an increase in unit shipments of our SRAM products in the six months ended March 31, 2006 compared to the six months ended March 31, 2005 more than offset a decrease in average selling prices resulting in an overall increase in SRAM revenue.

In the six months ended March 31, 2006, no single customer accounted for over 10% of net sales. Revenue recognized for Arrow Electronics accounted for approximately 11% of total net sales for the six months ended March 31, 2005.

Gross profit (loss). Gross profit increased by $14.3 million to a $13.0 million profit in the six months ended March 31, 2006 from a $1.3 million gross loss in the six months ended March 31, 2005. Our gross margin increased to 12.5% in the six months ended March 31, 2006 from (1.9)% in the six months ended March 31, 2005. Our gross margin for the six months ended March 31, 2006 included inventory write-downs of $9.4 million while our gross margin for the six months ended March 31, 2005 included inventory write-downs of $10.9 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the six months ended March 31, 2006 can be attributed to (i) increased unit shipments of DRAM and SRAM products due to our acquisition of ICSI which more than offset declines in average selling prices for such products; (ii) $2.2 million of gross profit on inventory sold in the period that had been previously written-off; and (iii) a $1.5 million reduction in inventory write-downs in the six months ended March 31, 2006 compared to the six months ended March 31, 2005. The increase in the gross margin in the six months ended March 31, 2006 compared to the six months ended March 31, 2005 can be primarily attributed to the impact of inventory write-downs. In addition, declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in the six months ended March 31, 2006 compared to the six months ended March 31, 2005. This contributed to an increase in our DRAM gross margin. However, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in the six months ended March 31, 2006 compared to six months ended March 31, 2005 resulting in a decline in our SRAM gross margin.

Research and development. Research and development expenses increased by 15% to $11.2 million in the six months ended March 31, 2006 from $9.7 million in the six months ended March 31, 2005. As a percentage of net sales, research and development expenses decreased to 10.7% in the six months ended March 31, 2006 from 14.7% in the six months ended March 31, 2005. The six months ended March 31, 2006 includes stock based compensation expense under SFAS 123R of approximately $1.3 million. The increase in research and development expenses attributable to our consolidation of ICSI was mostly offset by a decrease in research and development expenses in the U.S. In the March 2006 quarter, we exited the Bluetooth and Flash controller markets and ceased a11 development projects for those markets. However, our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 43% to $13.7 million in the six months ended March 31, 2006 from $9.6 million in the six months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 13.1% in the six months ended March 31, 2006 from 14.5% in the six months ended March 31, 2005. The six months ended March 31, 2006 includes stock based compensation expense under SFAS 123R of approximately $1.2 million. The six months ended March 31, 2005 included a $1.1 million write-off of excess facility space in our Santa Clara headquarters. Excluding the impact of SFAS 123R in the March 2006 quarter and the $1.1 million write-off in the March 2005 quarter, the increase in selling, general and administrative expenses was primarily attributable to our consolidation of ICSI.

Acquired in-process technology charge. In the six months ended March 31, 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The valuation and purchase allocation is preliminary and is subject to further adjustment. The $0.5 million allocated to IPR&D was expensed in the six months ending March 31, 2006 as it was deemed to have no future alternative use. The $0.4 million allocated to IPR&D in the six months ending March 31, 2005, related to our acquisition of Signia in December 2004.

Interest and other income (expense), net. Interest and other income (expense), net was $2.7 million in the six months ended March 31, 2006 compared to $1.4 million in the six months ended March 31, 2005. The $2.7 million of interest and other income (expense), net in the six months ended March 31, 2006 is comprised primarily of interest income of $1.3 million, $0.5 million from the sale of assets from our Bluetooth business in the March 2006 quarter and $0.3 million in foreign currency exchange gains. The $1.4 million of interest and other income (expense) in the six months ended March 31, 2005 was comprised primarily of interest income. In addition, in the six months ended March 31, 2005, we recorded a gain of approximately $0.3 million from the sale of fixed assets.

Gain on sale of investments. The gain on the sale of investments was $2.2 million in the six months ended March 31, 2006 compared to $2.9 million in the six months ended March 31, 2005. In the six months ended March 31, 2006, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16% and effective March 2006 account for Signia on the cost basis. The deconsolidation of Signia did not have a material impact on our balance sheet and will not have a material effect on our revenue or earnings per share. In the six months ended March 31, 2005, we sold shares of SMIC for approximately $5.6 million which resulted in a pre-tax gain of $2.9 million.

Provision for income taxes. The provision for income taxes for the six month periods ended March 31, 2006 and 2005 consists of foreign withholding taxes of $113,000 and $17,000, respectively.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was $0.7 million in the six months ended March 31, 2006 compared to $0.2 million in the six months ended March 31, 2005. The minority interest in net loss of consolidated subsidiaries for the six months ended March 31, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis. The minority interest in net loss of consolidated subsidiaries for the six months ended March 31, 2005 represents the minority shareholders’ proportionate share of the net loss of Signia for the four months ended March 31, 2005.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.5 million in the six months ended March 31, 2006 compared to a $10.6 million loss in the six months ended March 31, 2005. In the six months ended March 31, 2006, we recorded a loss of approximately $0.5 million related to our equity interest in KSC. In the six months ended March 31, 2005, we recorded a loss of approximately $10.6 million related to our equity interest in ICSI prior to our consolidation of ICSI’s financial results.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $110.3 million. During the six months ended March 31, 2006, operating activities used cash of approximately $11.2 million compared to $12.3 million used in the six months ended March 31, 2005. The cash used by operations was primarily due to increases in inventories of $4.2 million, increases in accounts receivable of $1.5 million, increases in other assets of $0.9 million, decreases in accounts payable of $0.6 million, and our net loss of $7.4 million adjusted for non-cash items of $2.9 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.5) million, stock-based compensation expense of $2.6 million, equity in net loss of affiliated companies of $0.5 million, depreciation and amortization of $1.9 million, amortization of intangibles of $1.1 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.0) million). This was partially offset by increases in accrued expenses of $0.5 million.

In the six months ended March 31, 2006, we generated $5.4 million from investing activities compared to $30.5 million generated in the six months ended March 31, 2005. The cash generated from investing activities in the six months ended March 31, 2006 primarily resulted from net sales of available-for-sale securities of $14.3 million. In addition, we generated $4.6 million from the sale of Signia shares which was offset by $0.1 million from the deconsolidation of Signia and generated $1.0 million from the sale of other Bluetooth assets. We used approximately $13.3 million in the six months ended March 31, 2006 for the purchase of additional shares of ICSI. The cash generated from investing activities in the six months ended March 31, 2005 primarily resulted from net sales of available-for-sale securities of $44.8 million. In addition, in the six months ended March 31, 2005, we generated approximately $5.6 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.9 million. We used approximately $6.8 million for our additional investment in Signia, approximately $11.8 million for the purchase of additional shares of ICSI and approximately $0.5 million for the purchase of other securities.

In the six months ended March 31, 2006, we made capital expenditures of approximately $1.1 million for test equipment and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $4.2 million from financing activities during the six months ended March 31, 2006 compared to $2.9 million in the six months ended March 31, 2005. In the six months ended March 31, 2006, we used $38.3 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2006 were borrowings of $41.1 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.2 million from stock option exercises and a decrease in restricted cash of $0.2 million. Our sources of financing for the six months ended March 31, 2005, were proceeds from the issuance of common stock of $1.7 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million.

We have $20.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2007. As of March 31, 2006, we had outstanding borrowings of approximately $9.7 million under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of March 31, 2006, $1.5 million was outstanding under this line of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $10.8 million and $0.3 million, respectively, at March 31, 2006.

Our headquarters are located in a leased site in Santa Clara, California. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.7 million at March 31, 2006.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may, from time to time, take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, we may need to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the six months ended March 31, 2006, we recorded exchange gains of approximately $0.3 million. However, in the quarter ended September 30, 2005, we recorded exchange losses of approximately $0.9 million. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $71.1 million at March 31, 2006 excluding $39.2 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, we sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $30.3 million and the market value at March 31, 2006 was approximately $39.2 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO in March 2004. Thus, all of our shares in SMIC will be freely tradable in February 2007.

We have investments in equity securities of privately held companies of approximately $4.9 million at March 31, 2006. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately $0.3 million impairment losses on two equity investments in fiscal 2005.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $3.7 million in both the first quarter and second quarter of fiscal 2006, which included inventory write-downs of $3.6 million and $5.8 million, respectively. We incurred losses of $37.9 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss of $15.6 million in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. We expect to incur a loss in the June 2006 quarter and may incur losses in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Fluctuations in ICSI’s operating results will also impact our results. We may encounter difficulties in integrating ICSI into ISSI.

On January 25, 2005, we announced our intent to acquire the remaining 71% of ICSI that we did not then own. In the nine months ended September 30, 2005, we purchased additional shares of ICSI for approximately $52.5 million, increasing our ownership percentage to approximately 83% at September 30, 2005. In the six months ended March 31, 2006, we purchased additional shares of ICSI for approximately $13.3 million, increasing our percentage ownership to approximately 97% at March 31, 2006. Our financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations. Effective May 1, 2005, in accordance with generally accepted accounting principles, we began consolidating the financial results of ICSI with our own results. As a result, our statement of operations is impacted by the financial results of ICSI and the minority interest is reflected in the minority interest in net loss of consolidated subsidiary.

Our acquisition of ICSI requires combining two employee teams in Taiwan: ICSI and ISSI-Taiwan. We may not be able to retain the individual employees that we believe are key contributors if they decide to leave us. Further, we may encounter operational problems that could impact planning, on-time-delivery, product quality, customer relations or other problems resulting from difficulties in combining the operations. Such problems could result in lower revenue or increased expenses. Furthermore, we could be subject to charges for impairment if ICSI’s business materially declines. Furthermore, the costs of the combined operations may be higher than anticipated and the revenues of the combined operations may be lower than expected. There is no assurance that ICSI will contribute positively to our business or operating results.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	our ability to successfully integrate the operations of ICSI;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us; and

•	the commencement of any future litigation or antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the six months ended March 31, 2006 and in fiscal 2005, approximately 92% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect that our industry will remain cyclical, and we are unable to predict when any upturn or downturn will occur or how long it will last.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first six months of fiscal 2006, in fiscal 2005 and fiscal 2004, we recorded inventory write-downs of $9.4 million, $13.9 million and $17.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

We write down to zero carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with SMIC, Taiwan Semiconductor Manufacturing Corporation (TSMC), SMIC, Chartered Semiconductor Manufacturing, Powerchip Semiconductor and ProMOS Technologies. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

From time to time, we intend to acquire other companies or assets that we believe to be complementary to our business. Acquisitions may result in use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	difficulties in continuing to develop the new technologies and deliver products to market on time;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

In this regard, in February 2006, we sold our shares of Signia as we decided to exit the Bluetooth market and focus on our core product strategy. We sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16% and effective March 2006 account for Signia on the cost basis. For the period ending September 30, 2005, we had incurred an impairment charge of $4.4 million related to the goodwill acquired with Signia. There is no assurance that any future acquisitions will contribute positively to our business or operating results.

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

We rely on third-party contractors located in Asia to assemble and test our products. There are significant risks associated with our reliance on these third-party contractors, including:

•	reduced control over product quality;

•	potential price increases;

•	reduced control over delivery schedules;

•	possible capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us; and

•	general risks related to conducting business internationally.

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

In the six months ended March 31, 2006, approximately 19% of our net sales was attributable to customers located in the U.S., 9% was attributable to customers located in Europe and 72% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore and a substantial majority of our employees are located outside of the U.S. In particular, a devaluation of the Chinese Renminbi could substantially increase the cost of our operations in China.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring experienced engineers in countries such as China;

•	difficulties in collecting foreign accounts receivable;

•	political instability, including any changes in relations between China and Taiwan; and

•	earthquakes, diseases (SARS/ avian flu) and other natural disasters.

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

Our revenues and business would be harmed if we are not able to successfully develop, introduce and sell new products and develop and implement new manufacturing technologies in a timely manner. Our research and development expenses could increase and our business harmed if the implementation of these new manufacturing technologies is unsuccessful.

We operate in highly competitive, quickly changing markets which are characterized by rapid obsolescence of existing products. As a result, our future success depends on our ability to develop and introduce new products that our customers choose to buy in significant quantities. If we fail to introduce new products in a timely manner or if our customers’ products do not achieve commercial success, our business and results of operations could be seriously harmed. The design and introduction of new products is challenging as such products typically incorporate more functions and operate at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes developing new generations of products substantially more difficult than prior generations. The cost to develop products utilizing these new technologies is expensive and requires significant research and development spending and, as a result, our research and development expenses could increase in the future. Further, new products may not work properly in our customers’ applications. If we are unable to design, introduce, market and sell new products successfully, our business and financial results would be seriously harmed.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers. Our customers could also seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At March 31, 2006, our strategic investments in non-marketable securities totaled $4.9 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. In this regard, we recorded approximately $0.3 million in impairment losses on two of our equity positions in fiscal 2005.

In addition, we own shares in SMIC with a cost basis of approximately $30.3 million and a market value at March 31, 2006 of approximately $39.2 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO which occurred in March 2004. Thus, all of our shares in SMIC will be freely tradable in February 2007. As a result of these lockup restrictions and potential fluctuations in SMIC’s stock price, we may be unable to realize the market value at March 31, 2006.

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

Our foundries may experience lower than expected yields which could adversely affect our business.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Friday, February 3, 2006 at 3:30 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	32,380,877	1,385,848
Gary L. Fischer	32,144,965	1,621,760
Kong-Yeu Han	32,517,858	1,248,867
Ping K. Ko	32,116,664	650,061
Lip-Bu Tan	27,719,577	6,047,168
Hide L. Tanigami	31,959,472	1,807,253
Bruce A. Wooley	33,124,364	642,361

(b) Our stockholders did not approve an amendment to our 1998 Stock Option Plan to increase the number of shares available for issuance thereunder by 1,000,000 shares, with 10,504,016 votes in favor, 10,173,241 votes against, 1,595,663 votes abstaining and 11,493,805 broker non-votes. Under Delaware law, an abstention had the effect of a vote against this proposal.

(c) Our stockholders ratified the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year ending September 30, 2006, with 33,110972 votes in favor, 634,266 votes against and 21,487 votes abstaining.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 9, 2006	/s/ Scott D. Howarth
Scott D. Howarth
Chief Financial Officer
(Principal Financial and
Accounting Officer)