Form 10-K
period 2006-09-30
INTEGRATED SILICON SOLUTION INC
filed 2007-05-30
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-23084

INTEGRATED SILICON SOLUTION, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0199971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zanker Road, San Jose, California	95112
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (408) 969-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2006 (the last business day of the registrant’s second quarter of fiscal 2006), was approximately $169.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on April 30, 2007 was 37,611,822.

DOCUMENTS INCORPORATED BY REFERENCE

None

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

EXPLANATORY NOTE

In this Form 10-K, Integrated Silicon Solution, Inc. (“ISSI,” “we,” “us” or “our”) is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004 as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors. This restatement is more fully described in Note 2 “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2006 Form 10-K will also reflect the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002. In addition, we are restating our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to May 9, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to May 9, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission (SEC) on and after May 9, 2006.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 14 and elsewhere in this report.

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

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. Approximately 91% of our revenue is derived from our SRAM and DRAM products. We also design and market EEPROMs, SmartCards, and card reader-writer controller chips. We target large markets with our low cost, high quality semiconductor products and seek to build long-term relationships with our customers. We remain committed to supplying many of the lower density legacy DRAM and SRAM memories that are of less interest to many larger manufacturers and our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

Our outsourced manufacturing model is based upon a history of joint process technology development relationships with key Asian foundries. In our history, we have had such programs with several foundries, including Taiwan Semiconductor Manufacturing Corporation (TSMC), Chartered Semiconductor Manufacturing, and Semiconductor Manufacturing International Corporation (SMIC). We also have made strategic equity purchases in selected foundries. We have an established presence in the important Asian market that includes our design groups in Shanghai, China and Hsinchu, Taiwan. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our world headquarters are in San Jose, California.

In fiscal year 2006, we acquired approximately an additional 15% of Integrated Circuit Solution, Inc. (ICSI), formerly a public company in Taiwan. Previously, we owned 83% of ICSI as a result of our acquisition of a substantial number of shares of ICSI in fiscal 2005. Our goal with this acquisition was to gain greater economies of scale by increasing our sales and eliminating duplications in expenses. In connection with our ICSI acquisition, we restructured our US expense base and transferred a number of job functions to Taiwan. We have been consolidating ICSI’s financial results with ours since May 1, 2005.

Also in fiscal year 2006, we decided to exit the BlueTooth business and sold our Bluetooth assets plus the majority of our shares in Signia, a Taiwan Bluetooth company. We made this decision to focus on our core product strategy, to reduce our expense run-rate, and achieved a gain of approximately $2.7 million on the overall sale of shares, technology, and assets. We also decided to exit the Flash controller business and sold our related technology and assets but we will continue to supply flash controllers to a certain customer on an exclusive basis. In addition, we also exited some other controller products lines which allows us to focus on our core products and reduce our expenses going forward.

Our customers include leaders in each of our four target markets, including LG Electronics, Lexmark, Mitsubishi, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in consumer electronics; Alcatel•Lucent, Cisco, Fujitsu, Huawei Technologies, Nortel, Polycom, UT Starcom, and Foxconn in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; and Bosch, Bose, Delphi, Johnson Controls, Philips, Siemens VDO, Temic, and TRW in automotive electronics. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

Company Background

We were incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. Our principal executive offices are located at 1940 Zanker Road, San Jose, California 95112, and our telephone number is (408) 969-6600. On our Investor Relations web site, located at www.issi.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such documents on our Investor Relations web site are available free of charge.

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including digital consumer electronics, networking, mobile communications and automotive electronics. Advances in technology have allowed for increasingly complex digital consumer systems, set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all digital consumer electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

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

Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wireless local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a wide range of data services, from internet connectivity to location detection, and are delivering information to consumers through mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device. As more data and user content is accessed and stored on the mobile devices, advanced memory is required to store and access this information in the mobile products.

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

System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power or both. High speed SRAM is used in applications such as base stations, bridges, routers, modems and peripherals. Low power SRAM is used in applications such as the wireless handheld and mobile phone markets.

The DRAM market can be segmented into high density devices (currently 512 Mb and above) and low and medium density devices (currently 256 Mb and below). High density DRAM is used in applications that require high capacity storage, such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 512 Mb to 1 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products. Several fabless memory companies, including ISSI, focus on providing low and medium density DRAM products to this market segment.

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

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of the legacy, smaller density products that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications and automotive electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are all located in Asia. From time to time, we have also made equity purchases in selected wafer foundries. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Target Niche-oriented and Application Specific Market Segments.    The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our SRAM and DRAM products into certain specific markets that provide sufficient volume for sales, but also provide better stability in prices over time. Examples of the market segments that we target are industrial applications, automotive, die sales, telecommunications, and some medical equipment.

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

Commit to Being a Long-Term Supplier of our Products.    We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers will reduce or cease production of lower density products in periods of tight capacity, as manufacturing such products is less attractive to them than making higher density memories, which typically have higher volumes and greater economies of scale. As an example, we still supply low density 4 Mb EDO 3.3 volt DRAM and 64K SRAM, while most large captive memory companies ceased production of such devices several years ago.

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 36 Mb synchronous high speed SRAM product targeting high-end networking applications and a 512 Mb DDR DRAM product targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China. Our acquisition of ICSI is a further part of this strategy which now gives us a full complement of research and development and sales and marketing capability in both of our Asian subsidiaries.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as LG Electronics, Lexmark, Mitsubishi, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; 3Com, Alcatel•Lucent, Cisco, Fujitsu, Huawei Technologies, Nortel, Polycom, UT Starcom, and Foxconn in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; and Bosch, Bose, Delphi, Johnson Controls, Philips, Siemens VDO, Temic, and TRW in automotive electronics. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. Our success with these market leaders enables us to attract other customers and diversify our customer base.

Develop Selected Non-Memory Products for Key Markets.    We are developing selected non-memory products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Currently, these products include EEPROM, SmartCards, and controller chips for card reader-writers.

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Lexmark	3Com	Ericsson	Bosch
LG Electronics	Alcatel•Lucent	Garmin	Bose
Mitsubishi	Cisco	LG Electronics	Delphi
NEC	Foxconn	Motorola	Johnson Controls
Panasonic	Fujitsu	Nokia	Philips
Samsung	Huawei	VTech	Siemens VDO
Sharp	Nortel		Temic
Sony	Polycom		TRW
Toshiba	UT Starcom
Foxconn

Our sales and marketing efforts are directed from our San Jose headquarters, but we also have sales and marketing teams in Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., Europe, Taiwan, China, Hong Kong, Japan, Korea and India. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also helps ensure that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.

In fiscal 2006, fiscal 2005 and fiscal 2004, no single customer accounted for over 10% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 83%, 85%, and 87% in fiscal 2006, 2005, and 2004, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2006	2005	2004
Asia	73%	75%	75%
Europe	10	9	11
U.S.	17	15	13
Other	—	1	1

Total	100%	100%	100%

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

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications and automotive electronics markets. In particular, our SRAM products are used in WLANs, cell phones, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, medical equipment, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

Prior to fiscal 2003, SRAM products generated a majority of our revenue, largely for networking and telecommunications applications. However, in the last several years, these markets remained relatively flat and, in the same period, we experienced growth in the consumer electronics market for our low and medium density DRAM products. As a result, we now derive a majority of our revenue from DRAM products.

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

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance switches and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Speed	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Asynchronous SRAM
High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	8 ns	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	8 ns	✓	✓	✓	✓
High Speed (3.3 Volt)	128K x 16	2 Mb	8 ns	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	256K x 16	4 Mb	8 ns	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	512K x 8	4 Mb	8 ns	✓	✓		✓
High Speed (3.3 Volt)	512K x 16	8 Mb	8 ns	✓	✓	✓	✓
High Speed (3.3 Volt)	1M x 8	8 Mb	8 ns	✓	✓		✓
Low/Ultra Low Power	128K x 8	1 Mb	45 ns	✓			✓
Low/Ultra Low Power	64K x 16	1 Mb	45 ns	✓		✓	✓
Low/Ultra Low Power	128K x 16	2 Mb	45 ns	✓			✓
Low/Ultra Low Power	256K x 8	2 Mb	45 ns	✓			✓
Low/Ultra Low Power	256K x 16	4 Mb	45 ns	✓
Low/Ultra Low Power	512K x 8	4 Mb	45 ns		✓	✓
Low/Ultra Low Power	1M x 8	8 Mb	45 ns			✓	✓
Low/Ultra Low Power	512K x 16	8 Mb	45 ns		✓
Synchronous SRAM
Pipeline Burst/FlowThru	128K x 32/36	4 Mb	250 Mhz	✓	✓		✓
Pipeline Burst/FlowThru	256K x 18	4 Mb	250 Mhz		✓
Pipeline Burst/FlowThru/No Wait	256K x 36	9 Mb	250 Mhz		✓		✓
Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb	250 Mhz		✓
Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb	250 Mhz		✓
Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb	250 Mhz		✓
Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb	250 Mhz		✓
Quad/DDR II/ Pipeline Burst/FlowThru/No Wait	2M x 18	36 Mb	250 Mhz		✓
Quad/DDR II/Pipeline Burst/FlowThru/No Wait	1M x 36	36 Mb	250 Mhz		✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128 and 256 Mb DRAM products, including a 1.8 volt low power version of our 16Mb and 64Mb synchronous DRAM (SDRAM) products. In 2006, we started shipping 128Mb and 256Mb DDR DRAMs. Applications for our low and medium density DRAM products include products such as WLANs, base stations, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products, including DDR and DDRII products, are under development. For most SDRAM products, we offer both packaged and unpacked, die only, solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.

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

EEPROM and Other Products.    Our other products include high performance serial EEPROM, embedded EEPROM products targeted at SmartCard applications and card reader-writer controller chips. Applications for these products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. Sales from these products did not exceed 5% of our total net sales for fiscal 2004 and 2005, and was approximately 9% of our total net sales in fiscal 2006.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Historically, our principal manufacturing relationships have been with TSMC in Taiwan and with Chartered Semiconductor in Singapore. In fiscal 2002, we began production at SMIC in China and, in fiscal 2003, we began production at ProMOS and Powerchip in Taiwan.

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

The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan, Singapore and China. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified under ISO 9001/2000 standards and ISO 14001, the environmental standard, and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We plan to achieve compliance with ISO/TS 16949:2002, the new automotive standard in the future.

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

Any of these factors may impact our ability to compete successfully in the future and our failure to do so could harm our business.

In the market for SRAM products we compete with several domestic and international semiconductor companies including Cypress, Etron, GSI Technology, Integrated Device Technology, NEC, Renesas Technology, Samsung, Sony, and Toshiba. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in San Jose, California, Taiwan and China. Our research and development expenditures in fiscal 2006, 2005, and 2004 were $21.6 million, $20.4 million, and $22.4 million, respectively.

New SRAM products in design include a die shrink on the 4Meg Asynchronous SRAM, the 16Mb Asynchronous SRAM, a 72Mb Synchronous SRAM, and an 8MB Pseudo SRAM. New DRAM products in development include 1.8 volt, low power 128Mb and 256Mb SDRAMs and DDR/DDRII DRAMs. We are developing new products on advanced 65-nanometer process technology as well as 0.09 micron, 0.11 micron, 0.13 micron, and 0.14 micron process technology. In nonvolatile memory, we are currently designing a 256K density serial EEPROM.

We have a strategic goal to add selected non-memory products to diversify our product portfolio. As a result of our ICSI acquisition, we have added a controller chip product for card reader-writers and we are continuing product development in these areas. In addition, new SmartCard products are in development.

Patents and Intellectual Property

As of September 30, 2006, we held 106 U.S. patents. These patents expire between 2010 and 2020. We have 6 additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, through ICSI, we hold 8 Taiwan patents which expire between 2010 and 2024 and 3 patent application which are pending. We have one patent issued in China. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Employees

As of September 30, 2006, we had 421 employees worldwide, including 60 employees in the U.S., 104 in China, 237 in Taiwan, 9 in Hong Kong, 1 in India, 2 in Europe, 3 in Korea, and 5 in Japan. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of September 30, 2006 are as follows:

Name	Age	Position
Jimmy S.M. Lee	51	Chairman, President, Chief Executive Officer, and Director

Kong Yu Han	51	Vice Chairman

Chang-Chaio (James) Han	50	GM ISSI-Taiwan & SRAM/DRAM Business Division

Scott D. Howarth	46	Vice President and Chief Financial Officer

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He reassumed the role of President in November 2005. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Mr. Lee has served as a director of ICSI, a memory supplier, since September 1990 and has served as Chairman of ICSI since May 2005. We acquired control of ICSI in May 2005. He has served as a director of Chrontel, a video optics company, since July 1995, as a director of Signia Technologies (Signia), a developer of wireless semiconductors from July 2000 to September 2006 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, since March 2006. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

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

Scott D. Howarth has served as our Vice President and Chief Financial Officer since February 22, 2006. From September 2001 to February 2006, Mr. Howarth was the Vice President of Finance and Administration and Chief Financial Officer of Chrontel, Inc., a San Jose, California-based fabless video optics company. Prior to joining Chrontel, Mr. Howarth was with Securecom Networks, a start-up that was acquired. From 1984 to 2000, he was employed with Intel Corporation in both finance and operation positions, and held several group controller positions in the company. Mr. Howarth holds an MBA degree in Finance and a B.S. degree in Mining Engineering from the University of Idaho.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of ISSI.

Item 1A. Risk Factors

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting, we may be named in additional litigation in the future and we are the subject of a formal SEC investigation, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Several lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting; we are named as nominal defendant in such matters. We are also subject to a formal SEC investigation with respect to such matters. See “Item 3—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will continue to result in significant legal and accounting expenditures and the continued diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, we are required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation subject to applicable Delaware law.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. Upon the filing of this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006, December 31, 2006 and March 31, 2007, we believe that we will be in compliance with the NASDAQ listing standards. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. Though we were profitable in the September 2006 quarter, there is no assurance that we will maintain or achieve profitability in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In fiscal 2006 and in fiscal 2005, approximately 91% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

We are subject to pending legal proceedings related to the SRAM market.

We have been named as a defendant in a number of civil antirust complaints filed against semiconductor companies on behalf of purported classes of direct and indirect purchasers of SRAM products throughout the United States. The complaints allege that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other State antitrust, unfair competition and consumer protection statutes. We believe that we have meritorious defenses to the allegations in the complaints, and we intend to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and we cannot predict its outcome. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages, which could adversely affect our business, financial condition, operating results and cash flows.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2006, fiscal 2005 and fiscal 2004, we recorded inventory write-downs of $16.5 million, $13.9 million and $17.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

We write down to zero dollars the carrying value of inventory on hand in excess of six months’ historical sales volumes to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products.

We believe that six months is an appropriate period because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of products by competitors, technology obsolescence or fluctuations in demand. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

Our transition to lead-free parts may result in excess inventory of products packaged using traditional methods.

Customers are requiring that we offer our products in lead-free packages. Governmental regulations in certain countries and customers’ intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead. We have responded by offering our products in lead-free versions. While the lead-free versions of our products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse effect on our results of operations. In addition, the quality, cost and manufacturing yields of the lead-free parts may be less favorable to us than the products packaged using more traditional materials which may result in higher product costs.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Powerchip Semiconductor, SMIC, TSMC, and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

From time to time, we may acquire other companies or assets that we believe to be complementary to our business. Acquisitions may result in use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

In this regard, in February 2006, we sold our shares of Signia as we decided to exit the Bluetooth market and focus on our core product strategy. We sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage in Signia to approximately 16% and effective March 2006 account for Signia on the cost basis. For the period ending September 30, 2005, we incurred an impairment charge of $4.4 million related to the goodwill acquired with Signia. There is no assurance that any future acquisitions will contribute positively to our business or operating results.

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

The loss of a significant customer or a reduction in orders from one or more large customers could adversely affect our operating results.

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

In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan and China and a substantial majority of our employees are located outside of the U.S. As a result, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	political instability, including any changes in relations between China and Taiwan; and

•	earthquakes, diseases (SARS/ avian flu) and other natural disasters.

Strong competition in the semiconductor memory market may harm our business.

The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the memory market depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the gain or loss of significant customers;

•	the nature of our competitors; and

•	general economic conditions.

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

Our revenues and business would be harmed if we are not able to successfully develop, introduce and sell new products and develop and implement new manufacturing technologies in a timely manner. Our research and development expenses could increase and our business could be harmed if the implementation of these new manufacturing technologies is unsuccessful.

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

In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights. We have been, and from time-to-time expect to be, notified of claims that we may be infringing patents, maskwork rights or copyrights owned by third-parties. If it appears necessary or desirable, we may seek licenses under patents that we are alleged to be infringing. However, licenses may not be offered and the terms of any offered licenses may not be acceptable to us.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At September 30, 2006, our strategic investments in non-marketable securities totaled $3.0 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million of impairment losses on two equity investments in fiscal 2005. In addition, we own shares in SMIC with a cost basis of approximately $30.3 million and a market value at September 30, 2006 of approximately $35.0 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO which occurred in March 2004. Thus, all of our shares in SMIC have been freely tradable only since February 2007. Through September 30, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

Changes in securities laws and regulations are increasing our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required changes to some of our accounting and corporate governance practices, including the report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and have made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has resulted in increased internal efforts, significantly higher fees from our independent registered public accounting firm and significantly higher fees from third party contractors. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

We concluded that our internal control over financial reporting was effective and our auditors concurred with such assessment at September 30, 2006. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We are in the process of implementing a new worldwide MIS system and we are continuing to use our current systems. Although we are working to improve such system, there are some Section 404 challenges with the current systems at ICSI and there can be no assurance that such system issues will not result in a significant deficiency or material weakness under applicable accounting standards. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Item 1B. Unresolved Staff Matters

None.

Item 2. Properties

Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. Our lease on this facility was executed in November 2006 and expires in June 2013. We relocated our headquarters to this facility in February 2007. Prior to our relocation to San Jose, California, our headquarters consisted of approximately 93,400 square feet of office space in Santa Clara, California. The lease on that building expired in February 2007. Our China subsidiary occupies approximately 31,000 square feet under a lease that expires in February 2008. In Taiwan we now own and occupy the ICSI building which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims as discussed below. In addition, in the ordinary course of our business, we have been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Shareholder Derivative Actions

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain current and former directors and officers of ISSI in the United States District Court for the Northern District of California, entitled (1) Rick Tope v. Jimmy S.M. Lee, et al., Case No. C06-04387, and (2) Murray Donnelly v. Jimmy S.M. Lee, et al., Case No. C06-04545. The complaints purport to assert claims against the individual defendants on behalf of ISSI for breach of fiduciary duty, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, unjust enrichment, and restitution based upon our alleged stock option grant practices from 1995 through 2002. We are named solely as a nominal defendant. The complaints seek damages in an unspecified amount against the individual defendants, disgorgement of stock options or proceeds, equitable relief, attorney’s fees, and other unspecified relief. Pursuant to the parties’ stipulation, the Court consolidated the two derivative actions on August 22, 2006, under the caption In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, Master File No. C-06-04387 RMW. Plaintiffs filed a consolidated shareholder derivative complaint on November 27, 2006, based upon the same underlying facts and circumstances alleged in the prior complaints. In addition to the claims asserted and the relief sought in the original complaints, the consolidated complaint purports to assert claims against the individual defendants for aiding and abetting and violating Sections 14(a) and 20(a) of the Exchange Act and seeks an accounting. We are again named solely as a nominal defendant.

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of ISSI in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of ISSI for insider trading in violation of California Corporations Code Sections 25402 / 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon our alleged stock option grant practices from 1995 through 2002. We are named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

Plaintiffs in the state and federal derivative complaints will amend their complaints after we conclude our financial restatement. Defendants intend to move to dismiss both the state and federal complaints.

Nasdaq Delisting

On August 17, 2006, we received a letter from The NASDAQ Stock Market indicating that we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14), and faces a possible delisting. On December 7, 2006, following a hearing before the Nasdaq Listing Qualifications Panel (“Panel”), the Panel notified us that we would remain listed on Nasdaq subject to the filing by February 13, 2007 of all required restatements and delinquent periodic reports, communication with the Panel about the results of the independent committee’s investigation, and compliance with all other requirements for continued listing on the Nasdaq Stock Market. We also received letters from The NASDAQ Stock Market indicating that as a result of our failure to timely file our Form 10-K for the fiscal year ended September 30, 2006, and our Form 10-Q’s for the quarters ended December 31, 2006 and March 31, 2007, we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14).

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified us that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend our securities from trading pending further action by the Listing Council. On May 9, 2007, we were advised by the Listing Council that we would remain listed on NASDAQ if we conclude our restatement and file our delinquent required SEC filings by June 5, 2007.

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. Two purported class action lawsuits were filed against us and other SRAM suppliers in two Canadian courts alleging violation of the Canadian Competition Act and unlawful conduct at common law. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. We are committed to defending ourself against these claims and have instructed our counsel to contest these actions vigorously. Given the preliminary stage of these proceedings and the inherent uncertainty in litigation, we are unable to predict the outcome of these suits. The final resolution of these alleged violations of federal or state antitrust laws could have a material adverse effect on our business, results of operations, or financial condition.

SRAM Antitrust Civil Investigative Demand

In May 2007, we received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID is issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to our business. We intend to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any, on our business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

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

Fiscal Year 2005
First Quarter	$8.50	$7.26
Second Quarter	$8.30	$6.06
Third Quarter	$7.68	$5.76
Fourth Quarter	$9.66	$7.33

Fiscal Year 2006
First Quarter	$8.59	$6.41
Second Quarter	$6.98	$5.97
Third Quarter	$6.84	$4.97
Fourth Quarter	$5.79	$4.23

Holders of Record

As of April 27, 2007 there were approximately 181 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company’s equity compensation plans as of September 30, 2006:

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	1,546,000	$7.93	1,546,000	(1)
Equity compensation plans not approved by security holders	4,452,000	$7.14	2,461,000

Total	5,998,000	$7.35	3,859,000

(1)	The number of shares includes 1,072,000 shares of common stock reserved for future issuance under the Company’s 1995 Employee Stock Purchase Plan. This plan was approved by stockholders effective February 1995 and was amended by the stockholders on February 6, 2002, on February 27, 2004, and on February 4, 2005.

Equity compensation plan not approved by security holders.

At September 30, 2006, the Company’s 1996 Stock Option Plan was not approved by the Company’s stockholders. On October 18, 1996, the Company’s Board of Directors approved the 1996 Stock Option Plan that provides for the grant of non-statutory stock options to non-executive employees and consultants. At September 30, 2006, options to purchase 2,461,000 shares of the Company’s common stock remained available for future issuance under this plan and options to purchase 4,352,000 shares of the Company’s common stock were outstanding with a weighted average exercise price of $7.16 and grant prices ranging from $2.35 to $18.56. Generally, the stock options vest ratably over a four (4) year period. The options expire upon the earlier of seven (7) years from the date of grant (ten (10) years for grants prior to October 1, 2005) or thirty (30) days following termination of employment or consultancy, unless specified otherwise in the option agreement. In the event of certain changes in control of the Company, the 1996 Stock Option Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation. However, if such successor refuses to assume the then outstanding options, the 1996 Stock Option Plan provides for the full acceleration of the exercisability of all outstanding options.

On February 21, 2006, we entered into a Stand-Alone Stock Option Agreement (the “Option”) with Scott Howarth, our new Chief Financial Officer. The Option is a non-qualified stock option to purchase 100,000 shares of our common stock and has the following terms: (i) an exercise price equal to $6.33 per share which was the fair market value of the our common stock on the grant date of February 21, 2006, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of his employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested. The Option was granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The consolidated balance sheet as of September 30, 2005 and the consolidated statements of operations for the fiscal years ended September 30, 2005 and September 30, 2004 have been restated to reflect the impact of stock-based compensation adjustments as set forth in this Form 10-K. The data for the consolidated balance sheets as of September 30, 2004, 2003, and 2002 and the consolidated statements of operations for the fiscal years ended September 30, 2003 and 2002 have also been restated and is derived from the books and records of the Company. The consolidated statement of operations data set forth below for the three year period ended September 30, 2006 and the consolidated balance sheet data set forth below at September 30, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Fiscal Years Ended September 30,
	2006	2005 (2)	2004	2003	2002
		As restated (3)	As restated (3)	As restated (4)	As restated (4)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$217,492	$181,438	$181,012	$97,660	$70,448
Cost of sales	188,386	165,718	154,344	86,077	86,251

Gross profit (loss)	29,106	15,720	26,668	11,583	(15,803)

Operating expenses
Research and development	21,617	20,365	22,442	25,473	32,429
Selling, general and administrative	28,328	24,171	17,752	15,413	18,753
Acquired in-process technology	499	2,764	—	—	4,689
Impairment of goodwill	—	4,400	—	—	—

Total operating expenses	50,444	51,700	40,194	40,886	55,871

Operating loss	(21,338)	(35,980)	(13,526)	(29,303)	(71,674)
Other income (expense), net	7,057	7,054	12,112	(255)	2,392
Provision (benefit) for income taxes	(33)	(268)	436	3	(3,220)
Equity in net income (loss) of affiliates/minority interest	6	(11,147)	2,405	(2,711)	(6,895)

Net income (loss)	$(14,242)	$(39,805)	$555	$(32,272)	$(72,957)

Basic net income (loss) per share (1)	$(0.38)	$(1.09)	$0.02	$(1.16)	$(2.69)

Diluted net income (loss) per share (1)	$(0.38)	$(1.09)	$0.02	$(1.16)	$(2.69)

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$113,333	$124,212	$138,965	$58,442	$78,822
Total assets	260,278	284,116	300,864	158,099	184,676
Total long-term obligations and current portion of long-term obligations	—	—	—	—	158
Common stock	4	4	4	3	3
Additional paid-in capital	379,038	376,477	371,893	266,291	260,416
Accumulated deficit	(178,029)	(163,787)	(123,982)	(124,537)	(92,265)
Accumulated comprehensive income (loss)	2,179	14,109	20,570	(4,415)	(5,583)
Unearned compensation	—	(3,917)	(5,536)	(5,709)	(7,497)

Total stockholders’ equity	$203,192	$222,886	$262,949	$131,633	$155,074

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	See Background section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of fiscal 2005 results.
(3)	See the “Explanatory Note” immediately preceding Part I, Item 1, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.
(4)	The Selected Financial Data for fiscal 2003 and fiscal 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K. As a result of these adjustments, net loss was increased by $4.2 million and $5.4 million for the years ended September 30, 2003 and September 30, 2002, respectively as follows:

	Fiscal Year Ended September 30, 2003			Fiscal Year Ended September 30, 2002
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$97,660	$—	$97,660	$70,448	$—	$70,448
Cost of sales	86,046	31	86,077	86,213	38	86,251

Gross profit (loss)	11,614	(31)	11,583	(15,765)	(38)	(15,803)

Operating expenses
Research and development	23,394	2,079	25,473	29,841	2,588	32,429
Selling, general and administrative	13,328	2,085	15,413	15,962	2,791	18,753
Acquired in-process technology	—	—	—	4,689	—	4,689
Impairment of goodwill	—	—	—	—	—	—

Total operating expenses	36,722	4,164	40,886	50,492	5,379	55,871

Operating loss	(25,108)	(4,195)	(29,303)	(66,257)	(5,417)	(71,674)
Other income (expense), net	(255)	—	(255)	2,392	—	2,392
Provision (benefit) for income taxes	3	—	3	(3,220)	—	(3,220)
Equity in net income (loss) of affiliates/minority interest	(2,711)	—	(2,711)	(6,895)	—	(6,895)

Net loss	$(28,077)	$(4,195)	$(32,272)	$(67,540)	$(5,417)	$(72,957)

Loss per common share before accounting changes:
Basic net loss per share	$(1.01)	$(0.15)	$(1.16)	$(2.49)	$(0.20)	$(2.69)

Diluted net loss per share	$(1.01)	$(0.15)	$(1.16)	$(2.49)	$(0.20)	$(2.69)

Consolidated Balance Sheet Data:
Common stock	$3	$—	$3	$3	$—	$3
Additional paid-in capital	233,957	32,334	266,291	231,032	29,384	260,416
Accumulated deficit	(97,328)	(27,209)	(124,537)	(69,251)	(23,014)	(92,265)
Accumulated comprehensive income (loss)	(4,415)	—	(4,415)	(5,583)	—	(5,583)
Unearned compensation	(268)	(5,441)	(5,709)	(778)	(6,719)	(7,497)

Total stockholders’ equity	$131,949	$(316)	$131,633	$155,423	$(349)	$155,074

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet data as of September 30, 2004.

Consolidated Balance Sheet Data:	September 30, 2004
	As reported	Adjustments	As restated
	(in thousands, except par value)
Cash, cash equivalents, restricted cash and short-term investments	$138,965	$—	$138,965
Total assets	300,864	—	300,864
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	336,524	35,369	371,893
Accumulated deficit	(93,843)	(30,139)	(123,982)
Accumulated comprehensive income	20,570	—	20,570
Unearned compensation	(218)	(5,318)	(5,536)

Total stockholders’ equity	263,037	(88)	262,949

Total liabilities and stockholders’ equity	$300,864	$—	$300,864

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

In this Form 10-K, Integrated Silicon Solution, Inc. (“ISSI,” “we,” “us” or “our”) is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004 as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors. This restatement is also described in Note 2 “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements. This 2006 Form 10-K also reflect the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to May 9, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to May 9, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-Q and Form 8-K filed by us with the SEC on and after May 9, 2006.

The Special Committee Investigation

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain of our current and former directors and officers alleging that our historical stock option granting practices from 1995 through 2002 violated federal and state law. In response to these lawsuits, management conducted a preliminary review of our historical stock option granting practices.

On August 8, 2006, based on this review, our Board of Directors established a special committee (the “Special Committee”), composed of two independent directors, to review our historical stock option practices and related accounting. We advised our independent registered public accounting firm, Ernst & Young LLP (“E&Y”), of the formation of the Special Committee and the review to be conducted by such committee. Shortly thereafter, the Special Committee retained Latham and Watkins LLP as independent legal counsel and LECG as forensic accounting experts to conduct a full investigation of our past stock option granting practices. The Special Committee was charged with reviewing our practices related to all stock option grants made by us during the review period, and examining the conduct of our current and former directors, officers, and employees involved in the option grant process.

On August 9, 2006, we publicly announced the Special Committee’s investigation, and also filed a Form 12b-25 with the SEC stating that our June 30, 2006 Form 10-Q could not be filed until the investigation had been completed.

On October 24, 2006, we filed a Form 8-K stating that our Board of Directors, with the concurrence of the Special Committee, had determined that, pursuant to the requirements of APB 25, the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 1997-2005 differed from the recorded grant dates of such awards, and that revised measurement dates for financial accounting purposes would apply to the affected awards, which would result in additional and material non-cash stock-based compensation expense. We further disclosed that, on October 19, 2006, our Board of Directors, with the concurrence of the Special Committee, determined that we should restate our financial statements for various periods since our initial public offering in February 1995. Accordingly, we stated that our financial statements and the related reports of our independent registered public accounting firm, E&Y, and all related earnings press releases and communications relating to periods after our initial public offering (“IPO”) in February 1995, should not be relied upon.

The Special Committee’s Review Process

The Special Committee reviewed the facts and circumstances surrounding all stock option grants made during the period from January 1, 1997 through July 2006 (“the “Review Period”) as well as grants dated October 13, 1995 and November 8, 1996, which were identified in the derivative complaints, for a total of 104 grant dates. The Special Committee held sixteen meetings and interviewed 20 individuals, including current and former employees of ISSI, our officers and directors, and outside counsel. The Special Committee reviewed over 390,000 electronic documents and 25 boxes of hard copy documents relating to stock option grants. Collectively, the Special Committee and its advisors expended over 5,600 hours in the course of this investigation. The Special Committee’s investigation was conducted with the full support of current management and the Board. In addition, the Company evaluated all grants in 1995 and 1996 since the date of the Company’s initial public offering and concluded that any possible additional errors arising from grants made during this time would not be material to the financial statements included in this Form 10-K.

The Special Committee also reviewed the facts and circumstances surrounding the potential backdating of cash and cash-less exercises of options. We considered whether the cash-less exercises or cash exercises had any accounting consequences such as potential compensation charges and additional income tax deductions. For cash-less exercises, the exercise process utilized a third party broker so there was little chance for exercise date manipulation. For cash exercises, the Special Committee determined that the existing evidence and information available are inconclusive. Had there been backdating of cash exercises, the potential maximum exposure of the compensation charge representing tax benefits forgone by us using fixed plan accounting, together with any underreported taxes would not be material for any fiscal period.

Findings of the Special Committee’s Review

From the beginning of the Review Period through December 2005, we did not consistently follow our option grant procedures. Of the 104 grants under review, the Special Committee was unable to find sufficient contemporaneous documentation to support the original measurement date for 73 grant dates. The Special Committee did find documentation to support the original measurement date for the remaining 31 grant dates, and because the accounting treatment for these grants is correct, they are not included in the accounting adjustment.

The 73 grant dates for which there was insufficient evidence to support the original grant date were further placed into one of three sub-categories:

•

Backdated.    There are eight grant dates for which there is conclusive evidence that the original measurement date was selected retroactively. On these eight grant dates, we granted options for approximately 3.0 million shares. The associated compensation charge through fiscal year 2005 is approximately $12.7 million.

•

Appears Misdated.    There are 55 grant dates which resemble Backdated grants in that they were made on dates when the stock price was comparatively low, the grants were added to our Equity Edge database (i.e., the software system we used to record stock option data) a significant amount of time after the purported date of grant, and meta-data from documents such as minutes or resolutions indicates that these documents were created after the purported grant date. These grant dates differ from Backdated grants in that there is no email or testimonial evidence to directly support the inference that the grant dates were selected retroactively. On these 55 grant dates, we granted options for approximately 10.9 million shares. The associated compensation charge is approximately $16.5 million through fiscal year 2005.

•

Appears Misdated/No Accounting Impact.    There are ten grant dates that follow the same pattern as the Appears Misdated grants, but because the stock price on the revised measurement date is lower than the stock price on the original measurement date, we will not recognize compensation expense on these misdated grants. On these ten grant dates, we granted options for approximately 2.3 million shares.

After consideration of the accounting literature and recent guidance from the SEC staff, we have organized the grants during the relevant period into categories based on grant type and the process by which the grant was finalized. We analyzed the evidence from the Special Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, we applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

The following summarizes our findings by type of grant:

Board of Director Grants.    Outside directors receive option grants automatically pursuant to the Director Plan, which provides that the first grant occurs on the date a person becomes a director. Grants recur automatically on the date each director is re-elected by shareholders. Grants were made to outside directors on 15 dates in the Review Period. We discovered one discrepancy and recorded $2,350 in stock compensation charges.

Officer Grants.    Awards of option grants to executive officers (as defined in Section 16 of the Securities Exchange Act of 1934) were made either by the Board of Directors as a whole, or by the Compensation Committee of the Board, which was comprised of non-management directors. Grants to executive officers were memorialized and approved in minutes of Board meetings or in documents signed by our Compensation Committee. The Compensation Committee determined a specific number of stock options and salary compensation to officers, but delegated in a de facto manner its authority to select the grant dates and exercise prices to our former Chief Financial Officer, Gary L. Fischer, including at times when he was not a member of the Board of Directors. The Compensation Committee thereafter authorized the grants, without knowledge of how Mr. Fischer selected the grant dates or prices. We have concluded that the authorization by the Compensation Committee was perfunctory and therefore could not be relied upon to determine the grant date. Grants to executive officers were made on 21 dates and include approximately 2.4 million shares. Four grants were categorized as Backdated, seven grants were categorized as Appears Misdated, and ten of these grant dates were categorized as Correct. The ten grants categorized as correct had original measurement dates that were deemed appropriate based upon various contemporaneous documentation that indicated that the exercise price and the number of options granted to individual recipients were known with finality at the original measurement dates. The associated compensation charge is approximately $3.4 million through fiscal year 2005.

Non-executive Employee Grants (New Hire, Follow-on, and Bonus).    Option grants awarded to employees who were not then executive officers (as defined in Section 16 of the Securities Exchange Act of 1934) were memorialized and approved in documents signed by our Stock Option Committee, pursuant to authority delegated by the Board of Directors. The Stock Option Committee was made up of our Chief Executive Officer and a non-management director. The Special Committee concluded that the Stock Option Committee delegated in a de facto manner its authority to select the grant dates and exercise prices to our former Chief Financial Officer, Gary L. Fischer, including at times when he was not a member of the Board of Directors. The quantity of shares granted were typically based on salary range guidelines set by us and approved by the Stock Option Committee. The Stock Option Committee thereafter authorized the grants, without knowledge of how Mr. Fischer had selected the grant dates or prices. We have concluded that the authorization by the Stock Option Committee was perfunctory and therefore could not be relied upon to determine the grant date. Grants to non-executive employees were made on 76 dates during the Review Period, and totaled approximately 13.6 million shares. Grants on six dates were categorized as Backdated and 52 grant dates were categorized as Appears Misdated, representing approximately 10.2 million shares. The associated compensation charge is approximately $21.5 million through fiscal year 2005. In addition, ten grants were categorized as Appears

Misdated/No Accounting Impact and eight grants were categorized as Correct, representing approximately 3.4 million shares. The eight grants categorized as correct had original measurement dates that were deemed appropriate based upon various contemporaneous documentation that indicated that the exercise price and the number of options granted to individual recipients were known with finality at the original measurement dates.

Salary Reduction Grants.    We granted options to officers and employees in connection with five salary reduction programs. Three of these grant dates were categorized as Backdated (representing 535,716 shares) and two grant dates were categorized as Appears Misdated (representing 254,965 shares). These totals exclude any grants to officers, as they were previously included in the Officer Grant totals. The associated compensation charge is approximately $2.2 million through fiscal year 2005.

Stock Option Re-pricing Grants.    We granted options to officers and employees four times in connection with stock option re-pricing programs. On October 13, 1995, we granted 699,000 options (excluding options to officers); this grant was categorized as Correct. On December 6, 1996 we granted 75,000 options to officers and on December 27, 1996 we granted 847,000 options to employees; both of these grants, which were outside of the Review Period, have been determined to be Correct by us. On December 2, 1998, we granted 1,622,418 options (excluding options to officers); this grant was categorized as Appears Misdated (the appropriate measurement date was determined to be December 11, 1998). These re-pricing grants predated the adoption of FIN 44 and we applied EITF Issue No. 87-33, Stock Compensation Issues Related to Market Decline (EITF Issue No. 87-33). The associated fixed compensation charge is approximately $2.1 million through fiscal year 2005. During the investigation we identified that 232,050 options granted, all to non-officers, in the December 1998 re-pricing represented options re-priced a third time and are being considered variable awards under EITF 87-33. We have recorded the related charges of approximately $2.3 million over the Review Period as part of this restatement.

Consultant Grants.    During the Review Period, we made one grant to a consultant that was not properly recorded. A total of 25,000 shares were granted on March 23, 1998 which was the date of the consulting contract. Compensation expense of $74,000 was recorded as per FASB’s Emerging Issues Task Force “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).

Modification of Grants.    There were 20 option grants which were modified between the periods of 1997 to 2003 to have the exercise period extended. Under FIN 44 Compensation we have recorded additional compensation expense for the modification of these option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $440,000.

Consideration for Revised Measurement Dates

We have identified two types of fact patterns regarding the available evidence regarding grants made during the Review Period. In Fact Pattern One, the Company found documentation to identify a specific date on which the grantees, the number of shares, and the prices of the options were known and support the original measurement date. Grants falling within this first fact pattern are primarily grants to directors and officers. Options granted from February 2006 onward also fall within this category, because at that time, we instituted new procedures for granting stock options. These procedures require contemporaneous documentation of the date of grant. The 31 grants in this category did not require revised measurement dates.

In Fact Pattern Two, for most grants in the Review Period, it is not possible to ascertain with certainty from the available evidence when the list of grantees was final. For these 73 grants, there was insufficient contemporaneous evidence related to the Original Measurement Date. For four grants in this category, contemporaneous evidence exists to support a revised measurement date.

Based on the evidence, we have concluded that we should consider all available evidence to determine the earliest date that the terms of options to individual recipients were known with finality for all grants which fall into the categories Backdated, Appears Misdated and Appears Misdated/No Accounting Impact, other than for FAS 123 Pro Forma purposes for purposes of selecting the Revised Measurement Dates. For the vast majority of grants, we have concluded, based on all available evidence, that the Equity Edge Record Added Date is the earliest date when the terms of options to individual recipients were known with finality and therefore that is the Revised Measurement Date. Alternative measurement dates were used when other documentary evidence exists to support such dates such as dated Unanimous Written Consents, or in the case of a grant to a new director, the date of commencement of service. Alternative methods for determining revised measurement dates were used on four grants as the documentary evidence for the grants either identified with certainty the date the terms of the option to individual recipients were known with finality or supported, when uncertainty remains, a date earlier than the Equity Edge entry date.

The Equity Edge Record Added date represents a contemporaneous, fixed, identifiable date in the option grant process, which evidences that we had incurred a legal obligation to the employee-recipient and that the criteria listed in Paragraph 10(b) of APB 25 were met. There is significant evidence that the terms of the grants were final by the time they were entered into Equity Edge. Furthermore, based on the lack of verifiable contemporaneous documentation, the Equity Edge Record Added date represents the earliest determinable date as of which the criteria listed in Paragraph 10(b) of APB 25 were met, as both the exercise price and the number of options granted to each individual were known on that date. Based on the apparent practice utilized by Mr. Fischer to grant stock awards using hindsight, we believe that the APB 25 criteria were not met at the earlier stated grant date, and it is likely that the exercise price was not established until a point close to the Equity Edge Entry Date.

Findings of the Special Committee Concerning Conduct of Individuals

On December 12, 2006, the Special Committee presented the findings of its investigation to, and recommended certain remedial measures for adoption by, the Board of Directors. The Board of Directors accepted all of the findings of the Special Committee and all of the proposed remedial measures. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have determined the following:

•

Prior to the improvements to our internal control systems beginning in March 2006 made by our new CFO, we did not maintain adequate controls and procedures for granting, accounting for, and reporting stock option grants. Our stock option plans require that grants to officers be approved by the Compensation Committee and grants to other employees be approved by our Stock Option Committee. As a matter of practice, however, grant dates and the corresponding exercise prices were selected without a formal delegation of authority by our former Chief Financial Officer, Gary L. Fischer, including at times when he was not a director of ISSI. In addition, Mr. Fischer was never a member of either the Stock Option or Compensation Committees. Documents authorizing the grants on the dates selected by Mr. Fischer were subsequently prepared at Mr. Fischer’s direction and presented to the Compensation and Stock Option Committee members for signature.

Based on the totality of the information available to it, the Special Committee found that certain individuals were responsible for the lack of effective controls and the inappropriate grant practices. Specifically:

•

The Special Committee found that Mr. Fischer appears to have selected a number of grant dates with the benefit of hindsight in order to obtain favorable exercise prices. Mr. Fischer benefited personally from certain of these grants. Mr. Fischer paid cash to exercise certain stock options, but paid $23,632 less than he should have paid due to improper measurement dates associated with stock options. Mr. Fischer also realized gains from the cashless exercise of options through an independent broker, and same-day sale of our Common Stock, of which $360,344 represented gains derived from improper measurement dates associated with stock options. In addition, following the conclusion of the Special Committee’s investigation in December 2006, we terminated the consulting agreement we had entered into with Mr. Fischer in December 2005. Mr. Fischer voluntarily agreed in December 2006 to amend and increase the exercise prices of certain option grants with improper measurement dates that otherwise would have been subject to Section 409A of the Internal Revenue Code.

•

Chairman and Chief Executive Officer Jimmy Lee was involved in the process of granting options to employees who were not Section 16 Officers through his membership on the Stock Option Committee. The Stock Option Committee delegated in a de facto manner the task of selecting grant dates to Mr. Fischer without knowledge of how Mr. Fischer selected such dates. As a member of the Stock Option Committee, Mr. Lee signed documents that were drafted at Mr. Fischer’s direction authorizing those grants. The Special Committee concluded, however, that Mr. Lee relied on Mr. Fischer and did not understand the accounting requirements or legal implications of our stock option granting practices. Mr. Lee was forthcoming and cooperated fully with the investigation. As recommended by the Special Committee, as described below, we have admonished Mr. Lee for failing to establish a proper control environment and informally delegating authority to Mr. Fischer, Mr. Lee has voluntarily agreed to give up any economic benefit he received from the improper measurement dates, and the Compensation Committee or the Board is now responsible for granting non-executive stock options. Mr. Lee benefited personally from certain grants with improper measurement dates, specifically, he paid cash to exercise stock options but paid $257,329 less than he should have paid if the exercise prices had been established based on the stock price on the Revised Measurement Date. Mr. Lee has voluntarily agreed to repay this amount to us. In addition, Mr. Lee held vested in-the-money stock options, of which $7,200 represented holding gains associated with improper measurement dates based on the closing price of our Common Stock on March 21, 2007. Mr. Lee voluntarily agreed to amend and increase the exercise prices of all of his vested and unvested stock options, including options that otherwise would have been subject to Section 409A of the Internal Revenue Code, which will eliminate any potential future gains he would have received as a result of the improper measurement dates.

•

Two of our current directors, Lip-Bu Tan and Hide Tanigami, were involved in the stock option granting process. Mr. Tan and Mr. Tanigami were members of the Compensation Committee. In addition, Mr. Tan along with Mr. Lee served on the Stock Option Committee. The Compensation and Stock Option Committee members delegated in a de facto manner the task of selecting grant dates to Mr. Fischer, without knowledge of how Mr. Fischer selected grant dates, and signed documents that were drafted at Mr. Fischer’s direction authorizing those grants. The Special Committee concluded, however, that Mr. Tan and Mr. Tanigami relied upon Mr. Fischer and did not understand the accounting requirements or legal implications of our stock option granting practices. Both Mr. Tan and Mr. Tanigami were forthcoming and cooperated fully with the investigation. As recommended by the Special Committee, Mr. Tan and Mr. Tanigami no longer serve on the committee’s responsible for granting stock options. In addition, Mr. Tanigami holds one option grant that is presently out-of-the-money that he voluntarily agreed to reprice to the adjusted exercise price to eliminate a potential gain of $2,350 due to the improper measurement date.

•

Two current non-officer employees and one former non-officer employee were involved in executing the paperwork required as part of the stock option granting process without knowledge of how Mr. Fischer selected grant dates. As recommended by the Special Committee, the current employees were admonished and they will receive additional training. In addition, they voluntarily agreed to reprice certain out-of-the-money options to the new higher measurement price which are not subject to Section 409A of the Internal Revenue Code to eliminate any potential gain due to improper measurement dates.

Financial Impact of the Adjustments to the Measurement Dates

Based on the results of the equity award review, the Audit Committee concluded that, pursuant to APB 25, and related interpretations, the accounting measurement dates for most of the stock option grants awarded between 1995 through 2005, covering options to purchase 19.3 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and we have recorded a total of $29.2 million in additional non-cash stock-based compensation expense for the years 1997 through 2005. Of the $29.2 million, $25.6 million utilized the equity edge entry dates. This amount is net of forfeitures related to employee terminations. The additional stock- based compensation expense is being amortized over the service period relating to each option which is typically four years.

Stock Option grants that were intended to qualify as Incentive Stock Options (“ISOs”) under the Internal Revenue Code but were granted “in-the-money” as described above would not receive the favorable tax treatment as ISOs. As such, the employer and employee portions of certain payroll tax amounts were not appropriately withheld when the options were exercised. Had we recorded these expenses as they occurred, then we would have recognized an additional tax expense of $368,000 over the period. We intend to enter into settlement discussions with the Internal Revenue Service in June 2007 regarding this matter for those tax years which are still open with the IRS: 2004, 2005, and 2006. Based on our assessment, the payroll tax and withholding liability is approximately $13,000 for those periods. We intend to pay the amounts including the amounts on behalf of the employees. We are recording charges for each year in which the payroll tax should have been assessed, and then reversing that charge in the fiscal year when the statute of limitations expires. These charges have been recorded in the financial statements as compensation cost.

In our restatements for fiscal years 1997 to 2003 and 2005, no adjustments were made to the originally reported income tax provision or benefit resulting from the additional stock-based compensation expenses. No tax benefits were recorded for additional stock based compensation for these years since such amounts were offset by valuation allowances which would not be realized given the existence of operating losses and lack of earnings history. In our restatement for fiscal year 2004, a $52,000 reduction to the amount of originally reported tax provision was recorded to reflect the tax benefits that the additional stock-based compensation had to the federal alternative minimum tax expense.

The impact of the restatement is summarized as follows:

(in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Revised measurement dates	$117	$815	$2,084	$5,318	$6,489	$5,055	$4,117	$3,210	$1,959	$29,164
Variable accounting treatment	—	—	1,120	1,349	(98)	(82)	95	—	—	2,384
Stock grants to consultant	—	74	—	—	—	—	—	—	—	74
Modification of stock option exercise period at termination	—	1	2	—	—	421	16	—	—	440

Total stock-based compensation restatement	117	890	3,206	6,667	6,391	5,394	4,228	3,210	1,959	32,062

Payroll tax charge	—	1	38	237	50	24	5	9	4	368
Reverse when tax period closes	—	—	—	—	—	(1)	(38)	(237)	(50)	(326)

Net payroll tax impact		1	38	237	50	23	(33)	(228)	(46)	42

Decrease in income tax provision	—	—	—	—	—	—	—	(52)	—	(52)

Total restatement	$117	$891	$3,244	$6,904	$6,441	$5,417	$4,195	$2,930	$1,913	32,052

Cumulative increase in accumulated deficit at September 30, 2003							$27,209

Cumulative increase in accumulated deficit at September 30, 2005									$32,052

In addition to the compensation expense increase, the FAS 123 pro forma stock option expense as reported in the notes to our consolidated financial statements will also be revised accordingly. For fiscal years 2004 and 2005, the additional FAS 123 stock option expense is approximately $0.1 million as per the table below:

FAS 123 Stock Option Expense by Fiscal Year [2]

(in thousands)

Fiscal Year	Originally Reported (net of tax)	Revised
2004	$5,083	$5,338
2005	$4,462	$4,276

Total	$9,545	$9,614

[2]	Based on revised measurement dates. Includes cancellations and repricing.

Judgment

In light of the significant judgment used in establishing revised measurement date, alternate approaches to those used by us could have resulted in different compensation expense charges then those recorded by us in the restatement. We prepared a sensitivity analysis to determine the possible maximum compensation expense charge that could occur if an alternative methodology to determine the revised measurement date were chosen. We only provided a maximum range to this sensitivity analysis as in most situations the original prices were near or at the lowest in the period, and if a lower price were to be determined to be the revised measurement date, then there would be no resulting compensation charges. Also, we considered other possible alternative grant dates for determining a sensitivity analysis based on all available data but were unable to find any such data or evidence that would provide a reasonable alternative. The sensitivity analysis is formulated to provide the reader of the financial statements with the potential impact of a change in measurement dates on the recognized compensation expense.

We applied an expense sensitivity methodology to examine the largest possible variations in stock-based compensation expense with a range of possible approval dates for each grant event. We developed this range using the original grant date as the earliest date and the revised measurement date as the end date. Our approach resulted in a broad range of dates which in some situations would produce an alternate measurement date before the terms of a grant would be met under APB 25. However, based on all available evidence, such as unanimous written consents, email dates, and Board of Director or committee meeting dates, we were unable to identify dates that would provide a more reasonable range of dates for this sensitivity analysis. While we believe the evidence and methodology used to determine the revised measurement dates to be the best available, we also believe that illustrating the difference in stock-based compensation expense using the highest price provides the reader of financial statements possible insight into the potential fluctuations in stock based compensation expense if alternate dates had been chosen by the Company.

After developing the range for the grant dates, we selected the high closing price of our stock within the range for each grant event and calculated the difference in stock-based compensation expense for the high stock price within the range. We compared this aggregated amount to the stock-based compensation that we selected through our evaluation. Had we used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have been increased by approximately $13.7 million. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at it highest during each period, we concluded that the use of the “highest closing price” when measuring compensation expense would not have been consistent with the requirements of APB 25 which looks to the “first” date on which the amounts, individuals and price were known.

The results of the sensitivity analysis are summarized by grant type as follows:

(in $M)	Sensitivity Analysis By Type of Grant
	Compensation Charge Using Revised Measurement Dates	Increase to Compensation Charge If Using the Highest Price [1]
Backdated	$12.6	$4.4
Appears Misdated	$16.6	$7.8
Appears Misdated/No Impact	$0	$1.4
Correct	$0	$0

Total Compensation Charge	$29.2	$13.7

[1]	Note: Assumes the maximum stock price between the original measurement and the revised measurement dates

Company Background

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006.

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of such date. Our financial results for fiscal 2005 through the period ended April 30, 2005 and for fiscal 2004 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%.

Effective March 1, 2006, we resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. Our financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At September 30, 2006, we owned approximately 6% of Signia.

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC), a semiconductor company, on the equity basis. At September 30, 2006, we owned approximately 22% of KSC.

Our financial results for fiscal 2004 until their initial public offering (IPO) in March 2004, reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and have marked our investment to the market value as of September 30, 2006 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. At September 30, 2006, we owned less than 2% of SMIC.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, SmartCards, and card reader-writer controller chips. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced declines in the average selling prices for certain of our products in fiscal 2005 and in fiscal 2006. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 83%, 85% and 87% in fiscal 2006, 2005 and 2004, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2006	2005	2004
Asia	73%	75%	75%
Europe	10	9	11
U.S.	17	15	13
Other	—	1	1

Total	100%	100%	100%

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

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005 (restated)

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 20% to $217.5 million in fiscal 2006 from $181.4 million in fiscal 2005. The increase in net sales of $36.1 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI’s results of operations beginning in May 2005. An increase in unit shipments of our SRAM products in fiscal 2006 compared to fiscal 2005 more than offset a decline in average selling prices resulting in an overall increase in SRAM revenue. In addition, an increase in unit shipments of our DRAM products, specifically our 16 Mb, 128 Mb and 256 Mb DRAM products, in fiscal 2006 compared to fiscal 2005 more than offset a decrease in average selling prices resulting in an overall increase in DRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2006 and fiscal 2005, no single customer accounted for over 10% of our net sales.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $13.4 million to $29.1 million in fiscal 2006 from $15.7 million in fiscal 2005. Our gross margin increased to 13.4% in fiscal 2006 from 8.7% in fiscal 2005. Our gross profit for fiscal 2006 included inventory write-downs of $16.5 million compared to $13.9 million of inventory write-downs in fiscal 2005. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in fiscal 2006 can be attributed to increased unit shipments of DRAM and SRAM products due to our acquisition of ICSI which more than offset declines in average selling prices for such products. Also, we recognized $3.0 million of gross profit on inventory sold during fiscal 2006 that had been previously written-off. The increase in the gross margin in fiscal 2006 compared to fiscal 2005 can be primarily attributed to declines in the cost of our DRAM products which more than offset declines in the average selling prices of our DRAM products. This contributed to an increase in our DRAM gross margin. However, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in fiscal 2006 compared to fiscal 2005 resulting in a decline in our SRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses increased by 6% to $21.6 million in fiscal 2006 from $20.4 million in fiscal 2005. As a percentage of net sales, research and development expenses decreased to 9.9% in fiscal 2006 from 11.2% in fiscal 2005. Fiscal 2006 includes stock-based compensation expense under SFAS 123R of approximately $2.1 million and fiscal 2005 includes stock-based compensation of approximately $1.0 million. Research and development expenses also increased from fiscal 2005 to fiscal 2006 due to our consolidation of ICSI but such increase was offset by a decrease in research and development expenses in the U.S. and for Bluetooth and Flash controller development projects which we exited in the March 2006 quarter. Our research and development expenses for fiscal 2006 included $0.5 million attributable to SRAM mask works acquired in an asset purchase from Alliance Semiconductor. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative.    Selling, general and administrative expenses increased by 17% to $28.3 million in fiscal 2006 from $24.2 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 12.9% in fiscal 2006 from 13.3% in fiscal 2005. Fiscal 2006 includes stock-based compensation expense under SFAS 123R of approximately $2.4 million and fiscal 2005 includes stock-based compensation of $0.9 million. In addition, fiscal 2006 includes approximately $1.1 million in legal expenses in the September 2006 quarter attributable to our stock option backdating investigation. Fiscal 2005 includes a charge to allowance for doubtful accounts of approximately $1.0 million, primarily for amounts due from Delphi Electronics and a $1.1 million write-off of excess facility space in our former Santa Clara headquarters. Excluding the aforementioned items, the increase in selling, general and administrative expenses was primarily attributable to our consolidation of ICSI. Our selling, general and administrative expenses will increase in the December 2006 quarter due to increased legal expenses associated with our stock option backdating investigation.

Acquired in-process technology charge.    In fiscal 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.5 million allocated to IPR&D was expensed in fiscal 2006 as it was deemed to have no future alternative use. In fiscal 2005, we incurred a $2.8 million IPR&D charge of which $2.5 million related to our acquisition of ICSI shares in the five months ended September 30, 2005 and $0.3 million related to our acquisition of Signia in December 2004.

Interest and other income (expense), net.    Interest and other income (expense), net was $4.9 million in fiscal 2006 compared to $2.2 million in fiscal 2005. The $4.9 million of interest and other income (expense), net in fiscal 2006 is comprised primarily of interest income of $2.7 million, $0.9 million in foreign currency exchange gains, $0.9 million in rental income from the lease of excess space in our Taiwan facility, and $0.5 million from the sale of assets from our Bluetooth business offset by an impairment charge of approximately $(0.4) million related to our investment in Signia. The $2.2 million of other income in fiscal 2005 is comprised primarily of interest income of $2.6 million and the gain on the sale of assets of $0.5 million offset by $(0.8) million in foreign currency exchange losses and $(0.3) million in impairment losses related to two of our cost method equity investments.

Gain on sale of investments.    The gain on the sale of investments was $2.5 million in fiscal 2006 compared to $5.0 million in fiscal 2005. In fiscal 2006, we sold our investment in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16% and effective March 2006 account for Signia on the cost basis. In addition, in September 2006, we sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000. In fiscal 2005, we sold shares of SMIC for approximately $8.7 million which resulted in a pre-tax gain of $4.4 million. In addition, we sold our investment in NexFlash (including shares held by ICSI) for approximately $3.2 million, which resulted in a pre-tax gain of $0.6 million.

Benefit for income taxes.    For fiscal 2006, we recorded an income tax benefit of $33,000 consisting of the reversal of previously provided taxes that are no longer necessary offset by foreign withholding tax, taxes in certain foreign jurisdictions and state minimum taxes. The benefit for income taxes for fiscal 2005 of $268,000 consists of the reversal of previously provided taxes that are no longer necessary offset by foreign withholding tax and state minimum taxes.

We have a recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

Minority interest in net loss of consolidated subsidiaries.    The minority interest in net loss of consolidated subsidiaries was $0.7 million in fiscal 2006 compared to $0.8 million in fiscal 2005. The minority interest in net loss of consolidated subsidiaries for fiscal 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis. The minority interest in net loss of consolidated subsidiaries for fiscal 2005 represents the minority shareholders’ proportionate share of the net loss of Signia for the ten months ended September 30, 2005 and the minority shareholders’ proportionate share of the net loss of ICSI for the five months ended September 30, 2005.

Equity in net loss of affiliated companies.    Equity in net loss of affiliated companies was $0.7 million in fiscal 2006 compared to $11.9 million loss in fiscal 2005. In fiscal 2006, we recorded a loss of approximately $0.7 million related to our equity interest in KSC. In fiscal 2005, we recorded a loss of approximately $11.9 million related primarily to our equity interest in ICSI prior to our consolidation of ICSI’s financial results effective May 1, 2005.

Fiscal Year Ended September 30, 2005 (restated) Compared to Fiscal Year Ended September 30, 2004 (restated)

Net Sales.    Net sales increased slightly to $181.4 million in fiscal 2005 from $181.0 million in fiscal 2004. Fiscal 2005 includes five months of revenue of approximately $48.9 million attributable to the consolidation of ICSI beginning May 1, 2005. However, the $48.9 million attributable to the consolidation of ICSI is not necessarily indicative of the operations of ICSI on a stand alone basis as we transferred certain customers between ISSI and ICSI after May 1, 2005 based upon geographic location. In fiscal 2005, the decrease in revenue from the sale of our DRAM and SRAM products was offset by an increase in sales of non-memory products from our acquisitions of ICSI and Signia. The decrease in DRAM revenue in fiscal 2005 compared to fiscal 2004 can be attributed primarily to a decrease in the average selling prices of our 64 Mb DRAM devices which was not fully offset by the increase in unit shipments. Increased unit shipments of our 16 Mb and 128 Mb DRAM devices in fiscal 2005 more than offset the decline in average selling prices for such products resulting in an increase in revenue attributable to those devices. The decline in revenue from our SRAM products in fiscal 2005 compared to fiscal 2004 can be attributed to an overall decline in both unit shipments and average selling prices of our SRAM products.

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

Research and Development.    Research and development expenses decreased by 9% to $20.4 million in fiscal 2005 from $22.4 million in fiscal 2004. As a percentage of net sales, research and development expenses decreased to 11.2% in fiscal 2005 from 12.4% in fiscal 2004. Our research and development expenses for fiscal 2005 includes stock-based compensation of $1.0 million compared to $1.7 million in fiscal 2004. Excluding the stock-based compensation, the decrease in absolute dollars was primarily the result of a reduction in expenses associated with new product development as we limited the focus of our development efforts, resulting in a reduction in mask costs. In addition, payroll related expenses in the U.S. and depreciation expense decreased in fiscal 2005 compared to fiscal 2004. These factors were partially offset by an increase in research and development expenses attributable to our consolidation of Signia, beginning in December 2004, and ICSI, beginning in May 2005 (see In-process Research and Development below).

Selling, General and Administrative.    Selling, general and administrative expenses increased by 36% to $24.2 million in fiscal 2005 from $17.8 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 13.3% in fiscal 2005 from 9.8% in fiscal 2004. Our selling, general and administrative expenses for fiscal 2005 includes stock-based compensation of $0.9 million compared to $1.6 million in fiscal 2004. Excluding the stock-based compensation, the increase in selling, general and administrative expenses is primarily attributable to our consolidation of Signia, beginning in December 2004, and ICSI, beginning in May 2005. In the September 2005 quarter, we recorded a charge to allowance for doubtful accounts of approximately $1.0 million, primarily for amounts due from Delphi Electronics, which filed for bankruptcy protection. In addition, we had a $1.1 million write-off of excess facility space in our Santa Clara headquarters in the March 2005 quarter.

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

Provision for Income Taxes.    For fiscal 2005, we recorded an income tax benefit of $268,000 consisting of the reversal of previously provided taxes that are no longer necessary offset by foreign withholding tax and state minimum taxes. The provision for income taxes for fiscal 2004 of $436,000 reflects taxes for U.S. federal alternative minimum tax, state minimum tax and tax in certain foreign jurisdictions.

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

Liquidity and Capital Resources

As of September 30, 2006, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $113.3 million. During fiscal 2006, operating activities provided cash of approximately $2.6 million compared to $4.5 million provided in fiscal 2005. The cash provided by operations was primarily due to decreases in inventories of $7.1 million as a result a decrease in inventory purchases in an effort to manage inventory levels, increases in accounts payable of $4.3 million and increases in accrued expenses and other liabilities of $2.5 million. This was partially offset by our uses of cash in fiscal 2006, including our net loss of $14.2 million adjusted for non-cash items of $6.6 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.6) million, gain on the sale of E-CMOS of $(0.3) million, stock-based compensation expense of $4.6 million, equity in net loss of affiliated companies of $0.7 million, depreciation and amortization of $3.5 million, amortization of intangibles of $1.8 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.4) million) and increases in accounts receivable of $3.2 million.

In fiscal 2006, we generated $10.2 million from investing activities compared to $22.7 million generated in fiscal 2005. The cash generated from investing activities in fiscal 2006 primarily resulted from net sales of available-for-sale securities of $18.5 million. In addition, during fiscal 2006, we generated $1.5 million from the sale of our investment in E-CMOS resulting in a pre-tax gain of approximately $0.3 million, $4.6 million from the sale of Signia shares resulting in a pre-tax gain of approximately $2.2 million (which was offset by $0.1 million from the deconsolidation of Signia) and $1.3 million from the sale of Bluetooth and other assets. We used approximately $13.9 million in fiscal 2006 for the purchase of additional shares of ICSI. The cash generated from investing activities in fiscal 2005 primarily resulted from net sales of available-for-sale securities of $63.1 million. In addition, in fiscal 2005, we generated approximately $8.7 million from the sale of SMIC shares, resulting in a pre-tax gain of approximately $4.4 million and approximately $3.2 million from the sale of shares of NexFlash, resulting in a pre-tax gain of approximately $0.6 million and approximately $0.5 million from the sale of fixed assets. We used approximately $7.2 million, net of cash receipts, for our additional investment in Signia which is comprised of cash used for the purchase of Signia shares of $8.1 million less cash acquired as a result of our consolidation of Signia of $0.9 million. We used approximately $44.1 million, net of cash receipts, for our additional investment in ICSI which is comprised of cash used for the purchase of ICSI shares of $52.5 million less cash acquired as a result of our consolidation of ICSI of $8.4 million.

In fiscal 2006, we made capital expenditures of approximately $1.7 million for test equipment, engineering tools and computer software and hardware compared to $1.0 million in fiscal 2005. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $3.0 million for financing activities during fiscal 2006 compared to $16.5 million used in fiscal 2005. In fiscal 2006, we used $65.9 million for the repayment of short-term borrowings. Our sources of financing for fiscal 2006 were borrowings of $60.9 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.8 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $0.2 million. In fiscal 2005, we used $16.4 million to pay convertible debentures acquired in the acquisition of ICSI and $23.0 million for the repayment of short-term borrowings. The source of financing for fiscal 2005 was borrowings of $17.9 million under ICSI lines of credit, proceeds from the issuance of common stock of $3.8 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million.

We have $18.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through September 2007. As of September 30, 2006, we had outstanding borrowings of approximately $1.6 million under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.8 million through January 2007. As of September 30, 2006, there were no borrowings outstanding under this line of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $15.7 million and $1.5 million, respectively, at September 30, 2006.

Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. The lease on this building expires in June 2013. In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. Prior to our relocation to San Jose, California, our headquarters consisted of approximately 93,400 square feet of office space in Santa, Clara, California. The lease on that building expired in February 2007. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.0 million at September 30, 2006.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2006 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$3,021	$1,171	$544	$402	$904
Purchase obligations with wafer foundries	23,048	23,048	—	—	—
Non-cancelable purchase commitments	—	—	—	—	—

Total contractual cash obligations	$26,069	$24,219	$544	$402	$904

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the including strategic investments in wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, could require us to seek additional equity or debt financial to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments; (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this Report on Form 10-K.

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

Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. We engage a qualified third party valuation firm that specializes in the valuation of tangible and intangible assets to advise us in the valuation analysis. The valuation firm will deliver a written analysis of the values assessed. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we and our valuation firm consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

Valuation of non-marketable securities.    Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At September 30, 2006, our strategic investments in non-marketable securities totaled $3.0 million.

Accounting for stock-based compensation.    Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all share-based payment awards granted after October 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion

No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective us beginning in the first quarter of fiscal 2008. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact that the provisions will have on our consolidated balance sheet and statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end. This requirement is not required until fiscal 2008. We are currently evaluating the impact that the provisions will have on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2006, we recorded exchange gains of approximately $0.9 million. However, in fiscal 2005, we recorded exchange losses of approximately $0.8 million. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $78.3 million at September 30, 2006 excluding $35.0 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, we sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $30.3 million and the market value at September 30, 2006 was approximately $35.0 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO in March 2004. Thus, all of our shares in SMIC have been freely tradable only since February 2007. Through September 30, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

We have investments in equity securities of privately held companies of approximately $3.0 million at September 30, 2006. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million of impairment losses on two equity investments in fiscal 2005.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	55

Financial Statements:

Consolidated Statements of Operations For Fiscal Years Ended September 30, 2006, September 30, 2005 (restated), and September 30, 2004 (restated)	57

Consolidated Balance Sheets As of September 30, 2006 and September 30, 2005 (restated)	58

Consolidated Statements of Stockholders’ Equity For Fiscal Years Ended September 30, 2006, September 30, 2005 (restated), and September 30, 2004 (restated)	59

Consolidated Statements of Cash Flows For Fiscal Years Ended September 30, 2006, September 30, 2005 (restated), and September 30, 2004 (restated)	60

Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2006 and 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended September 30, 2006, September 30, 2005 (as restated) and September 30, 2004 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2006 and 2005 (as restated), and the consolidated results of its operations and its cash flows for the years ended September 30, 2006, September 30, 2005 (as restated) and September 30, 2004 (as restated), in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company has restated previously issued financial statements as of September 30, 2005 and for each of the two years in the period ended September 30, 2005 to correct its accounting for certain stock-based compensation and related payroll taxes.

As discussed in Note 1 to the consolidated financial statements, in the year ended September 30, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Integrated Silicon Solution, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Integrated Silicon Solution, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Integrated Silicon Solution, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2006 and 2005 (restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years ended September 30, 2006, September 30, 2005 (restated) and September 30, 2004 (restated) and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

May 24, 2007

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004
		As restated(1)	As restated(1)
	(in thousands, except per share data)
Net sales (See Note 20)	$217,492	$181,438	$181,012
Cost of sales (See Note 20)	188,386	165,718	154,344

Gross profit	29,106	15,720	26,668

Operating expenses
Research and development	21,617	20,365	22,442
Selling, general and administrative	28,328	24,171	17,752
Acquired in-process technology charge	499	2,764	—
Impairment of goodwill	—	4,400	—

Total operating expenses	50,444	51,700	40,194

Operating loss	(21,338)	(35,980)	(13,526)
Interest and other income (expense), net	4,855	2,229	1,272
Interest expense	(278)	(177)	(34)
Gain on sales of investments, net	2,480	5,002	10,874

Loss before income taxes, minority interest and equity in net income (loss) of affiliated companies	(14,281)	(28,926)	(1,414)
Provision (benefit) for income taxes	(33)	(268)	436

Loss before minority interest and equity in net income (loss) of affiliated companies	(14,248)	(28,658)	(1,850)
Minority interest in net loss of consolidated subsidiary	693	767	—
Equity in net income (loss) of affiliated companies	(687)	(11,914)	2,405

Net income (loss)	$(14,242)	$(39,805)	$555

Basic net income (loss) per share	$(0.38)	$(1.09)	$0.02

Shares used in basic per share calculation	37,419	36,663	33,444

Diluted net income (loss) per share	$(0.38)	$(1.09)	$0.02

Shares used in diluted per share calculation	37,419	36,663	35,737

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2006	2005
		As restated (1)
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$37,318	$27,484
Restricted cash	—	301
Short-term investments	76,015	96,427
Accounts receivable, net of allowance for doubtful accounts of $1,913 in 2006 and $2,251 in 2005	31,500	28,255
Accounts receivable from related parties (See Note 20)	406	253
Inventories	52,417	60,468
Other current assets	4,799	3,594

Total current assets	202,455	216,782
Investments	—	9,182
Property, equipment and leasehold improvements, net	21,984	23,636
Goodwill	25,338	20,232
Purchased intangible assets, net	5,391	6,142
Other assets	5,110	8,142

Total assets	$260,278	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$1,632	$6,628
Accounts payable	35,683	29,612
Accounts payable to related parties (See Note 20)	4,440	6,093
Accrued compensation and benefits	2,928	2,509
Accrued expenses	9,665	8,029

Total current liabilities	54,348	52,871
Other long-term liabilities	2,048	1,793

Total liabilities	56,396	54,664
Commitments and contingencies
Minority interest	690	6,566
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2006 and 2005. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2006 and 2005. Issued and outstanding shares—37,612 in 2006 and 37,200 in 2005	4	4
Additional paid-in capital	379,038	376,477
Accumulated deficit	(178,029)	(163,787)
Accumulated comprehensive income	2,179	14,109
Deferred stock-based compensation	—	(3,917)

Total stockholders’ equity	203,192	222,886

Total liabilities and stockholders’ equity	$260,278	$284,116

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As restated (1)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2003	28,306	$3	$233,957	$(97,328)	$(4,415)	$(268)	$131,949
Adjustments to opening stockholders’ equity	—	—	32,334	(27,209)	—	(5,441)	(316)

Balance at September 30, 2003 as restated	28,306	3	266,291	(124,537)	(4,415)	(5,709)	131,633
Components of comprehensive income:
Net income	—	—	—	555	—	—	555
Change in cumulative translation adjustment, net of tax	—	—	—	—	(374)	—	(374)
Change in unrealized gain on investments, net of tax	—	—	—	—	25,359	—	25,359

Total comprehensive income							25,540

Stock options exercised	1,442	—	7,650	—	—	—	7,650
Shares issued under stock purchase plan	405	—	1,116	—	—	—	1,116
Shares issued in follow-on public stock offering	6,025	1	93,522	—	—	—	93,523
Tax benefits from employee stock option plans	—	—	182	—	—	—	182
Unearned compensation associated with stock options granted at less than fair market value	—	—	3,782	—	—	(3,782)	—
Reversal of unearned compensation on options associated with employee terminations	—	—	(650)	—	—	650	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,305	3,305

Balance at September 30, 2004	36,178	4	371,893	(123,982)	20,570	(5,536)	262,949
Components of comprehensive loss:
Net loss	—	—	—	(39,805)	—	—	(39,805)
Change in cumulative translation adjustment, net of tax	—	—	—	—	2,746	—	2,746
Change in unrealized gain on investments, net of tax	—	—	—	—	(9,207)	—	(9,207)

Total comprehensive loss							(46,266)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	486	—	—	—	486
Stock options exercised	738	—	2,797	—	—	—	2,797
Shares issued under stock purchase plan	284	—	999	—	—	—	999
Unearned compensation associated with stock options granted at less than fair market value	—	—	2,904	—	—	(2,904)	—
Cancellation of stock options	—	—	(102)	—	—	—	(102)
Reversal of unearned compensation on options associated with employee terminations	—	—	(2,500)	—	—	2,500	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,023	2,023

Balance at September 30, 2005	37,200	4	376,477	(163,787)	14,109	(3,917)	222,886
Components of comprehensive loss:
Net loss	—	—	—	(14,242)	—	—	(14,242)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(528)	—	(528)
Change in unrealized gain on investments, net of tax	—	—	—	—	(11,402)	—	(11,402)

Total comprehensive loss							(26,172)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	3	—	—	—	3
Stock options exercised	198	—	769	—	—	—	769
Shares issued under stock purchase plan	214	—	1,067	—	—	—	1,067
Reversal of deferred stock-based compensation	—	—	(3,917)	—	—	3,917	—
Stock-based compensation	—	—	4,639	—	—	—	4,639

Balance at September 30, 2006	37,612	$4	$379,038	$(178,029)	$2,179	$—	$203,192

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
		As restated (1)	As restated (1)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,242)	$(39,805)	$555
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	4,639	1,921	3,305
Depreciation and amortization	3,523	3,565	3,224
Amortization of intangibles	1,755	540	—
Acquired in-process technology charge	499	2,764	—
Net gain on sale of investments	(2,480)	(5,002)	(10,874)
Loss on embedded derivative	—	21	174
Impairment of investments	426	304	250
Impairment of goodwill	—	4,400	—
Gain on sale of property, equipment and leasehold improvements	(575)	(321)	—
Provision for bad debts	(338)	1,039	370
Tax benefits from employee stock option plans	—	—	182
Net foreign currency transaction (gains) losses	(881)	757	(2)
Equity in net (income) loss of affiliated companies	687	11,914	(2,405)
Minority interest in net loss of consolidated subsidiary	(693)	(767)	—
Gain on liquidation of subsidiary	—	—	(282)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 20)	(3,246)	12,194	(14,951)
Inventories	7,118	19,362	(28,101)
Other assets	(351)	3,418	(419)
Accounts payable and accounts payable to related parties (See Note 20)	4,272	(8,353)	13,263
Accrued expenses and other liabilities	2,458	(3,424)	(1,736)

Net cash provided by (used in) operating activities	2,571	4,527	(37,447)
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(1,702)	(1,048)	(2,555)
Proceeds from sale of assets	1,288	549	—
Purchases of available-for-sale securities	(58,900)	(105,776)	(209,050)
Sales of available-for-sale securities	77,363	168,848	127,050
Investment in Signia Technologies, Inc. (Signia), net of cash and cash equivalents	—	(7,173)	—
Cash impact of deconsolidation of Signia	(149)	—	—
Investment in Integrated Circuit Solution, Inc. (ICSI), net of cash and cash equivalents	(13,860)	(44,122)	—
Investment in NexFlash	—	(452)	—
Proceeds from sale of NexFlash equity securities	—	3,169	—
Proceeds from sale of Signia equity securities	4,620	—	—
Proceeds from sale of Semiconductor Manufacturing International Corp. (SMIC) equity securities	—	8,692	18,236
Proceeds from sale of E-CMOS equity securities	1,454	—	—
Proceeds from the sale of other equity securities	126	—	—

Net cash provided by (used in) investing activities	10,240	22,687	(66,319)
Cash flows from financing activities:
Proceeds from follow-on public offering	—	—	93,523
Proceeds from issuance of stock through compensation plans	1,836	3,796	8,766
Proceeds from borrowings under short-term lines of credit	60,866	17,852	—
Principal payments of notes payable and long-term obligations	(65,866)	(22,989)	—
Payment of convertible debentures	—	(16,352)	—
Decrease (increase) in restricted cash	150	1,190	(1,500)

Net cash (used in) provided by financing activities	(3,014)	(16,503)	100,789
Effect of exchange rate changes on cash and cash equivalents	37	(242)	—

Net increase (decrease) in cash and cash equivalents	9,834	10,469	(2,977)
Cash and cash equivalents at beginning of year	27,484	17,015	19,992

Cash and cash equivalents at end of year	$37,318	$27,484	$17,015

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets EEPROMs, SmartCards, and controller chips for card reader-writers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2006 and fiscal 2005 effective May 1, 2005 reflect accounting for Integrated Circuit Solution, Inc. (ICSI) on a consolidated basis. The Company’s financial results for fiscal 2005 through the period ended April 30, 2005 and fiscal 2004 reflect accounting for its investment in ICSI on the equity basis and include its percentage share of the results of ICSI’s operations during those periods. On May 1, 2005, the Company assumed effective control of ICSI and in accordance with generally accepted accounting principles the Company began consolidating the financial results of ICSI with its results as of May 1, 2005. In February 2006, the Company sold approximately 77% of its shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. The Company’s financials results for fiscal 2006 and fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC) on the equity basis. KSC is an equity investment of ICSI. The Company’s financial results for fiscal 2004 until March 2004 reflect accounting for Semiconductor Manufacturing International Corporation (SMIC) on the cost basis. Since SMIC’s IPO in March 2004, the Company accounts for its shares in SMIC under the provisions of FASB Statement No. 115 and has marked its investment to the market value as of September 30, 2006 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. At September 30, 2006, the Company owned approximately 98% of ICSI, approximately 6% of Signia, approximately 22% of KSC and less than 2% of SMIC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Investments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all affected debt securities must be classified as held-to-maturity, trading, or available-for-sale and equity securities must be classified as trading or available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2006 and 2005, all marketable debt and equity securities, other than long-term investments, were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The Company also has investments that are accounted for under the equity method or cost method of accounting. These investments are generally in privately held companies and are included in other assets in the Consolidated Balance Sheets. Except for the gains recognized on the sales of equity securities of E-CMOS, Signia, NexFlash and SMIC (see Note 3 and Note 5), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2006, 2005 and 2004.

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

Property, Equipment and Leasehold Improvements

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

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2006	2005	2004
		As restated (1)	As restated (1)
	(in thousands)
Net income (loss)	$(14,242)	$(39,805)	$555
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment
Changes arising during current period	(528)	2,746	(170)
Reclassification for gain included in net income	—	—	(204)
Change in unrealized gain (loss) on investments
Changes arising during current period	(11,402)	(6,101)	25,359
Reclassification for gain included in net income	—	(3,106)	—

Comprehensive income (loss)	$(26,172)	$(46,266)	$25,540

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2006	2005
	(In thousands)
Accumulated foreign currency translation adjustments	$(2,474)	$(1,946)
Accumulated net unrealized gain on SMIC	4,643	16,055
Accumulated net unrealized gain on other available-for-sale investments	10	—

Total accumulated other comprehensive income	$2,179	$14,109

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2004, 2005 and 2006.

Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2004	$689	$370	$(75	)(1)	$984
2005	984	1,039	228	(1)(2)	2,251
2006	2,251	(338)	—		1,913

(1)	Uncollectible accounts written off, net of recoveries
(2)	Includes approximately $539,000 related to the acquisition of ICSI

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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $148,000, $127,000 and $50,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all share-based payment awards granted after October 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Upon adoption of SFAS No. 123R, the Company has elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R, paragraph 81. Under the “long form” method, the Company determines the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995. The Company also determines the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock–based compensation awards that were issued after the adoption of SFAS No. 123R and outstanding at the adoption date.

Consistent with prior years, the Company uses the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which its tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes of the Company have been considered in the annual tax accrual computation. Also consistent with prior years, the Company considers the indirect effects of the windfall deduction on the computation of other tax attributes, such as the R&D credit, as an additional component of equity. This incremental tax effect is recorded to additional paid-in-capital when realized.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2006, fiscal 2005 and fiscal 2004, no single customer accounted for over 10% of net sales.

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

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws provide that indemnification may be provided to the Company’s agents. As described in Note 17, several lawsuits have been filed against certain of the Company’s current directors and officers and certain former directors and officers relating to the Company’s historical stock option practices and related accounting; the Company is named as nominal defendant in such matters. The Company is also subject to a formal SEC investigation with respect to such matters. Under the Company’s indemnification agreements with its present and former directors and officers, the Company is required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation subject to applicable Delaware law. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

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

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company is currently evaluating the impact that the provisions will have on the Company’s consolidated balance sheet and statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. This requirement is not required until fiscal 2008. The Company is currently evaluating the impact that the provisions will have on the Company’s consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. In particular, accounts receivable, net has been increased by $1.0 million and accrued liabilities has been increased by $1.0 million as of September 30, 2005 and property, equipment and leasehold improvements has been increased by $1.9 million and other assets has been decreased by $1.9 million.

Note 2.    Restatement of Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-K, as of and for the year ended September 30, 2006, (the “2006 Form 10-K”), Integrated Silicon Solution, Inc. is restating its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004, as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors (the “Special Committee”). In addition, the Company is restating the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Special Committee Investigation

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain of the Company’s current and former directors and officers alleging that the Company’s historical stock option granting practices from 1995 through 2002 violated federal and state law. In response to these lawsuits, management conducted a preliminary review of the Company’s historical stock option granting practices.

On August 8, 2006, based on this review, the Board of Directors established the Special Committee, composed of two independent directors, to review the Company’s historical stock option practices and related accounting. The Special Committee was charged with reviewing management’s practices related to all stock option grants made by the Company during the review period, and examining the conduct of its current and former directors, officers, and employees involved in the option grant process.

The Board of Directors, with the concurrence of the Special Committee, determined that, pursuant to the requirements of APB 25, the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 1997-2005 differed from the recorded grant dates of such awards, and that revised measurement dates for financial accounting purposes would apply to the affected awards, which would result in additional and material non-cash stock-based compensation expense.

The Special Committee’s Review Process

The Special Committee reviewed the facts and circumstances surrounding all stock option grants made during the period from January 1, 1997 through July 2006 (“the “Review Period”) as well as grants dated October 13, 1995 and November 8, 1996, which were identified in the derivative complaints, for a total of 104 grant dates. The Special Committee held sixteen meetings and interviewed 20 individuals, including current and former employees of ISSI, officers and directors, and outside counsel. In addition, the Company evaluated all grants in 1995 and 1996 since the date of the Company’s initial public offering and concluded that any possible additional errors arising from grants made during this time would not be material to the financial statements included in this Form 10-K.

The Special Committee also reviewed the facts and circumstances surrounding the potential backdating of cash and cash-less exercises of options. The Company considered whether the cash-less exercises or cash exercises had any accounting consequences such as potential compensation charges and additional income tax deductions. For cash-less exercises, the exercise process utilized a third party broker so there was little chance for exercise date manipulation. For cash exercises, the Special Committee determined that the existing evidence and information available are inconclusive. Had there been backdating of cash exercises, the potential maximum exposure of the compensation charge representing tax benefits forgone by the Company using fixed plan accounting, together with any underreported taxes would not be material for any fiscal period.

The Special Committee’s Review Process

The Special Committee reviewed the facts and circumstances surrounding all stock option grants made during the period from January 1, 1997 through July 2006 (“the “Review Period”) as well as grants dated October 13, 1995 and November 8, 1996, which were identified in the derivative complaints, for a total of 104 grant dates. The Special Committee held sixteen meetings and interviewed 20 individuals, including current and former employees of ISSI, officers and directors, and outside counsel. In addition, the Company evaluated all grants in 1995 and 1996 since the date of the Company’s initial public offering and concluded that any possible additional errors arising from grants made during this time would not be material to the financial statements included in this Form 10-K.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Findings of the Special Committee’s Review

From the beginning of the Review Period through December 2005, the Company did not consistently follow its option grant procedures. Of the 104 grants under review, the Special Committee was unable to find sufficient contemporaneous documentation to support the original measurement date for 73 grant dates. The Special Committee did find documentation to support the original measurement date for the remaining 31 grant dates, and because the accounting treatment for these grants is correct, they are not included in the accounting adjustment.

The 73 grant dates for which there was insufficient evidence to support the original grant date were further placed into one of three sub-categories:

•

Backdated.    There are eight grant dates for which there is conclusive evidence that the original measurement date was selected retroactively. On these eight grant dates, the Company granted options for approximately 3.0 million shares. The associated compensation charge through Fiscal Year 2005 is approximately $12.7 million.

•

Appears Misdated.    There are 55 grant dates which resemble Backdated grants in that they were made on dates when the stock price was comparatively low, the grants were added to the Company’s Equity Edge database (i.e., the software system the Company used to record stock option data) a significant amount of time after the purported date of grant, and meta-data from documents such as minutes or resolutions indicates that these documents were created after the purported grant date. These grant dates differ from Backdated grants in that there is no email or testimonial evidence to directly support the inference that the grant dates were selected retroactively. On these 55 grant dates, the Company granted options for approximately 10.9 million shares. The associated compensation charge is approximately $16.5 million through Fiscal Year 2005.

•

Appears Misdated/No Accounting Impact.    There are ten grant dates that follow the same pattern as the Appears Misdated grants, but because the stock price on the revised measurement date is lower than the stock price on the original measurement date, the Company will not recognize compensation expense on these misdated grants. On these ten grant dates, the Company granted options for approximately 2.3 million shares.

After consideration of the accounting literature and recent guidance from the SEC staff, the Company has organized the grants during the relevant period into categories based on grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Special Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, the Company applied the then appropriate accounting standards to determine, for every grant within each category, the proper measurement date. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

The following summarizes the Company’s findings by type of grant:

Board of Director Grants.    Outside directors receive option grants automatically pursuant to the Director Plan, which provides that the first grant occurs on the date a person becomes a director. Grants recur automatically on the date each director is re-elected by shareholders. Grants were made to outside directors on 15 dates in the Review Period. The Company discovered one discrepancy and recorded $2,350 in stock compensation charges.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer Grants.    Awards of option grants to executive officers (as defined in Section 16 of the Securities Exchange Act of 1934) were made either by the Board of Directors as a whole, or by the Compensation Committee of the Board, which was comprised of non-management directors. Grants to executive officers were memorialized and approved in minutes of Board meetings or in documents signed by our Compensation Committee. The Compensation Committee determined a specific number of stock options and salary compensation to officers, but delegated in a de facto manner its authority to select the grant dates and exercise prices to the former Chief Financial Officer, Gary L. Fischer, including at times when he was not a member of the Board of Directors. The Compensation Committee thereafter authorized the grants, without knowledge of how Mr. Fischer selected the grant dates or prices. The Company has concluded that the authorization by the Compensation Committee was perfunctory and therefore could not be relied upon to determine the grant date. Grants to executive officers were made on 21 dates and include approximately 2.4 million shares. Four grants were categorized as Backdated, seven grants were categorized as Appears Misdated, and ten of these grant dates were categorized as Correct. The ten grants categorized as correct had original measurement dates that were deemed appropriate based upon various contemporaneous documentation that indicated that the exercise price and the number of options granted to individual recipients were known with finality at the original measurement dates. The associated compensation charge is approximately $3.4 million through Fiscal Year 2005.

Non-executive Employee Grants (New Hire, Follow-on, and Bonus).    Option grants awarded to employees who were not then executive officers (as defined in Section 16 of the Securities Exchange Act of 1934) were memorialized and approved in documents signed by the Stock Option Committee, pursuant to authority delegated by the Board of Directors. The Stock Option Committee was made up of the Chief Executive Officer and a non-management director. The Special Committee concluded that the Stock Option Committee delegated in a de facto manner its authority to select the grant dates and exercise prices to the former Chief Financial Officer, Gary L. Fischer, including at times when he was not a member of the Board of Directors. The quantity of shares granted were typically based on salary range guidelines set by the Company and approved by the Stock Option Committee. The Stock Option Committee thereafter authorized the grants, without knowledge of how Mr. Fischer had selected the grant dates or prices. The Company has concluded that the authorization by the Stock Option Committee was perfunctory and therefore could not be relied upon to determine the grant date. Grants to non-executive employees were made on 76 dates during the Review Period, and totaled approximately 13.6 million shares. Grants on six dates were categorized as Backdated and 52 grant dates were categorized as Appears Misdated, representing approximately 10.2 million shares. The associated compensation charge is approximately $21.5 million through Fiscal Year 2005. In addition, ten grants were categorized as Appears Misdated/No Accounting Impact and eight grants were categorized as Correct, representing approximately 3.4 million shares. The eight grants categorized as correct had original measurement dates that were deemed appropriate based upon various contemporaneous documentation that indicated that the exercise price and the number of options granted to individual recipients were known with finality at the original measurement dates.

Salary Reduction Grants.    The Company granted options to officers and employees in connection with five salary reduction programs. Three of these grant dates were categorized as Backdated (representing 535,716 shares) and two grant dates were categorized as Appears Misdated (representing 254,965 shares). These totals exclude any grants to officers, as they were previously included in the Officer Grant totals. The associated compensation charge is approximately $2.2 million through Fiscal Year 2005.

Stock Option Re-pricing Grants.    The Company granted options to officers and employees four times in connection with stock option re-pricing programs. On October 13, 1995, the Company granted 699,000 options (excluding options to officers); this grant was categorized as Correct. On December 6, 1996 the Company granted 75,000 options to officers and on December 27, 1996 the Company granted 847,000 options to employees; both of these grants, which were outside of the Review Period, have been determined to be Correct by the Company. On December 2, 1998, the Company granted 1,622,418 options (excluding options to officers);

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this grant was categorized as Appears Misdated (the appropriate measurement date was determined to be December 11, 1998). These re-pricing grants predated the adoption of FIN 44 and the Company applied EITF Issue No. 87-33, Stock Compensation Issues Related to Market Decline (EITF Issue No. 87-33). The associated fixed compensation charge is approximately $2.1 million through Fiscal Year 2005. During the investigation, the Company identified that 232,050 options granted, all to non-officers, in the December 1998 re-pricing, represented options re-priced a third time and are being considered variable awards under EITF 87-33. The Company has recorded the related charges of approximately $2.3 million over the Review Period as part of this restatement.

Consultant Grants.    During the Review Period, the Company made one grant to a consultant that was not properly recorded. A total of 25,000 shares were granted on March 23, 1998 which was the date of the consulting contract. Compensation expense of $74,000 was recorded during the year ended September 30,1998 as per FASB’s Emerging Issues Task Force “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).

Modification of Grants.    There were 20 option grants which were modified between the periods of 1997 to 2003 to have the exercise period extended. Under Financial Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company has recorded additional compensation expense for the modification of these option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $440,000.

Consideration for Revised Measurement Dates

The Company identified two types of fact patterns regarding the available evidence regarding grants made during the Review Period. In Fact Pattern One, the Company found documentation to identify a specific date on which the grantees, the number of shares, and the prices of the options were known and support the original measurement date. Grants falling within this first fact pattern are primarily grants to directors and officers. Options granted from February 2006 onward also fall within this category, because at that time, the Company instituted new procedures for granting stock options. These procedures require contemporaneous documentation of the date of grant. The 31 grants in this category did not require revised measurement dates.

In Fact Pattern Two, for most grants in the Review Period, it is not possible to ascertain with certainty from the available evidence when the list of grantees was final. For these 73 grants, there was insufficient contemporaneous evidence related to the Original Measurement Date. For four grants in this category, contemporaneous evidence exists to support a revised measurement date

Based on the evidence, the Company has concluded that it should consider all available evidence to determine the earliest date that the terms of options to individual recipients were known with finality for all grants which fall into the categories Backdated, Appears Misdated and Appears Misdated/No Accounting Impact (other than for FAS 123 Pro Forma purposes), for purposes of selecting the Revised Measurement Dates. For the vast majority of grants, the Company has concluded, based on all available evidence, that the Equity Edge Record Added Date is the earliest date when the terms of options to individual recipients were known with finality and therefore that is the Revised Measurement Date. Alternative measurement dates were used when other documentary evidence exists to support such dates such as dated Unanimous Written Consents, or in the case of a grant to a new director, the date of commencement of service. Alternative methods for determining revised measurement dates were used on four grants as the documentary evidence for the grants either identified with certainty the date the terms of the option to individual recipients were known with finality or supported, when uncertainty remains, a date earlier than the Equity Edge entry date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Equity Edge Record Added date represents a contemporaneous, fixed, identifiable date in the option grant process, which evidences that the Company had incurred a legal obligation to the employee-recipient and that the criteria listed in Paragraph 10(b) of APB 25 were met. There is significant evidence that the terms of the grants were final by the time they were entered into Equity Edge. Furthermore, based on the lack of verifiable contemporaneous documentation, the Equity Edge Record Added date represents the earliest determinable date as of which the criteria listed in Paragraph 10(b) of APB 25 were met, as both the exercise price and the number of options granted to each individual were known on that date. Based on the apparent practice utilized by Mr. Fischer to grant stock awards using hindsight, the Company believes that the APB 25 criteria were not met at the earlier stated grant date, and it is likely that the exercise price was not established until a point close to the Equity Edge Entry Date.

Financial Impact of the Adjustments to the Measurement Dates

Based on the results of the equity award review, the Company concluded that, pursuant to APB 25, and related interpretations, the accounting measurement dates for most of the stock option grants awarded between 1995 through 2005, covering options to purchase 19.3 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and the Company recorded a total of $29.2 million in additional non-cash stock-based compensation expense for the years 1997 through 2005. Of the $29.2 million, $25.6 million utilized the equity edge entry dates. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option which is typically four years.

Stock Option grants that were intended to qualify as Incentive Stock Options (“ISOs”) under the Internal Revenue Code but were granted “in-the-money” as described above would not receive the favorable tax treatment under the ISOs. As such, the employer and employee portions of certain payroll tax amounts were not appropriately withheld when the options were exercised. Had the Company recorded these expenses as they occurred, then the Company would have recognized an additional tax expense of $368,000 over the period. The Company intends to enter into settlement discussions with the Internal Revenue Service in June 2007 regarding this matter for those tax years which are still open with the IRS: 2004, 2005, and 2006. Based on the Company’s assessment, the payroll tax and withholding liability is approximately $13,000 for those periods. The Company intends to pay the amounts including the amounts on behalf of the employees. The Company is recording charges for each year in which the payroll tax should have been assessed, and then reversing that charge in the fiscal year when the statute of limitations expires. These charges have been recorded in the financial statements as compensation cost.

In our restatements for fiscal years 1997 to 2003 and 2005, no adjustments were made to the originally reported income tax provision or benefit resulting from the additional stock-based compensation expenses. No tax benefits were recorded for additional stock based compensation for these years since such amounts were offset by valuation allowances which would not be realized given the existence of operating losses and lack of earnings history. In our restatement for fiscal year 2004, a $52,000 reduction to the amount of originally reported tax provision was recorded to reflect the tax benefits that the additional stock-based compensation had to the federal alternative minimum tax expense.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the restatement is summarized as follows:

(in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Revised measurement dates	$117	$815	$2,084	$5,318	$6,489	$5,055	$4,117	$3,210	$1,959	$29,164
Variable accounting treatment	—	—	1,120	1,349	(98)	(82)	95	—	—	2,384
Stock grants to consultant	—	74	—	—	—	—	—	—	—	74
Modification of stock option exercise period at termination	—	1	2	—	—	421	16	—	—	440

Total stock-based compensation restatement	117	890	3,206	6,667	6,391	5,394	4,228	3,210	1,959	32,062

Payroll tax charge	—	1	38	237	50	24	5	9	4	368
Reverse when tax period closes	—	—	—	—	—	(1)	(38)	(237)	(50)	(326)

Net payroll tax impact	—	1	38	237	50	23	(33)	(228)	(46)	42
Decrease in income tax provision	—	—	—	—	—	—	—	(52)	—	(52)

Total restatement	$117	$891	$3,244	$6,904	$6,441	$5,417	$4,195	$2,930	$1,913	$32,052

Cumulative increase in accumulated deficit at September 30, 2003							$27,209

Cumulative increase in accumulated deficit at September 30, 2005									$32,052

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of September 30, 2005.

	September 30, 2005
	As reported	Adjustments	As restated
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,484	$—	$27,484
Restricted cash	301	—	301
Short-term investments	96,427	—	96,427
Accounts receivable, net of allowance for doubtful accounts of $2,251	28,255	—	28,255
Accounts receivable from related parties	253	—	253
Inventories	60,468	—	60,468
Other current assets	3,594	—	3,594

Total current assets	216,782	—	216,782
Investments	9,182	—	9,182
Property, equipment and leasehold improvements, net	23,636	—	23,636
Goodwill	20,232	—	20,232
Purchased intangible assets, net	6,142	—	6,142
Other assets	8,142	—	8,142

Total assets	$284,116	$—	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$6,628	$—	$6,628
Accounts payable	29,612	—	29,612
Accounts payable to related parties	6,093	—	6,093
Accrued compensation and benefits	2,467	42	2,509
Accrued expenses	8,029	—	8,029

Total current liabilities	52,829	42	52,871
Other long-term liabilities	1,793	—	1,793

Total liabilities	54,622	—	54,664

Commitments and contingencies
Minority interest	6,566	—	6,566

Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2005. No shares outstanding	—	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2005. Issued and outstanding shares—37,200 in 2005	4	—	4
Additional paid-in capital	340,567	35,910	376,477
Accumulated deficit	(131,735)	(32,052)	(163,787)
Accumulated comprehensive income	14,109	—	14,109
Unearned compensation	(17)	(3,900)	(3,917)

Total stockholders’ equity	222,928	(42)	222,886

Total liabilities and stockholders’ equity	$284,116	$—	$284,116

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of operations.

	Year Ended September 30, 2005
	As reported	Adjustments	As restated
	(in thousands, except per share data)
Net sales	$181,438	$—	$181,438
Cost of sales	165,693	25	165,718

Gross profit	15,745	(25)	15,720

Operating expenses
Research and development	19,340	1,025	20,365
Selling, general and administrative	23,308	863	24,171
Acquired in-process technology charge	2,764	—	2,764
Impairment of goodwill	4,400	—	4,400

Total operating expenses	49,812	1,888	51,700

Operating loss	(34,067)	(1,913)	(35,980)
Interest and other income (expense), net	2,229	—	2,229
Interest expense	(177)	—	(177)
Gain on sales of investments, net	5,002	—	5,002

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(27,013)	(1,913)	(28,926)
Benefit for income taxes	(268)	—	(268)

Loss before minority interest and equity in net loss of affiliated companies	(26,745)	(1,913)	(28,658)
Minority interest in net loss of consolidated subsidiary	767	—	767
Equity in net loss of affiliated companies	(11,914)	—	(11,914)

Net loss	$(37,892)	$(1,913)	$(39,805)

Basic net loss per share	$(1.03)	$(0.06)	$(1.09)

Shares used in basic per share calculation	36,663	—	36,663

Diluted net loss per share	$(1.03)	$(0.06)	$(1.09)

Shares used in diluted per share calculation	36,663	—	36,663

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30, 2004
	As reported	Adjustments	As restated
	(in thousands, except per share data)
Net sales	$181,012	$—	$181,012
Cost of sales	154,315	29	154,344

Gross profit	26,697	(29)	26,668

Operating expenses
Research and development	20,838	1,604	22,442
Selling, general and administrative	16,403	1,349	17,752

Total operating expenses	37,241	2,953	40,194

Operating loss	(10,544)	(2,982)	(13,526)
Interest and other income (expense), net	1,272	—	1,272
Interest expense	(34)	—	(34)
Gain on sales of investments, net	10,874	—	10,874

Income (loss) before income taxes, minority interest and equity in net income of affiliated companies	1,568	(2,982)	(1,414)
Provision (benefit) for income taxes	488	(52)	436

Income (loss) before minority interest and equity in net income of affiliated companies	1,080	(2,930)	(1,850)
Minority interest in net loss of consolidated subsidiary	—	—	—
Equity in net income of affiliated companies	2,405	—	2,405

Net income (loss)	$3,485	$(2,930)	$555

Basic net income (loss) per share	$0.10	$(0.08)	$0.02

Shares used in basic per share calculation	33,444	—	33,444

Diluted net income (loss) per share	$0.10	$(0.08)	$0.02

Shares used in diluted per share calculation	36,121	(384)	35,737

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of cash flows.

	Year Ended September 30, 2005
	As reported	Adjustments	As restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(37,892)	$(1,913)	$(39,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	(38)	1,959	1,921
Depreciation and amortization	3,565	—	3,565
Amortization of intangibles	540	—	540
Acquired in-process technology charge	2,764	—	2,764
Net gain on sale of investments	(5,002)	—	(5,002)
Loss on embedded derivative	21	—	21
Impairment of investments	304	—	304
Impairment of goodwill	4,400	—	4,400
Gain on sale of property, equipment and leasehold improvements	(321)	—	(321)
Provision for bad debts	1,039	—	1,039
Net foreign currency transaction losses	757	—	757
Equity in net loss of affiliated companies	11,914	—	11,914
Minority interest in net loss of consolidated subsidiary	(767)	—	(767)

Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	12,194	—	12,194
Inventories	19,362	—	19,362
Other assets	3,418	—	3,418
Accounts payable and accounts payable to related parties	(8,353)	—	(8,353)
Accrued expenses and other liabilities	(3,378)	(46)	(3,424)

Net cash provided by operating activities	4,527	—	4,527
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(1,048)	—	(1,048)
Proceeds from sale of property, equipment, and leasehold improvements	549	—	549
Purchases of available-for-sale securities	(105,776)	—	(105,776)
Sales of available-for-sale securities	168,848	—	168,848
Investment in Signia Technologies, Inc. (Signia), net of cash and cash equivalents	(7,173)	—	(7,173)
Investment in Integrated Circuit Solution, Inc. (ICSI), net of cash and cash equivalents	(44,122)	—	(44,122)
Investment in NexFlash	(452)	—	(452)
Proceeds from sale of NexFlash stock	3,169	—	3,169
Proceeds from sale of SMIC equity securities	8,692	—	8,692

Net cash provided by investing activities	22,687	—	22,687
Cash flows from financing activities:
Proceeds from issuance of stock through compensation plans	3,796	—	3,796
Proceeds from borrowing under short-term lines of credit	17,852	—	17,852
Principal payments of notes payable and long-term obligations	(22,989)	—	(22,989)
Payment of convertible debentures	(16,352)	—	(16,352)
Decrease in restricted cash	1,190	—	1,190

Net cash used in financing activities	(16,503)	—	(16,503)
Effect of exchange rate changes on cash and cash equivalents	(242)	—	(242)

Net increase in cash and cash equivalents	10,469	—	10,469
Cash and cash equivalents at beginning of year	17,015	—	17,015

Cash and cash equivalents at end of year	$27,484	$—	$27,484

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30, 2004
	As reported	Adjustments	As restated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,485	$(2,930)	$555
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,224	—	3,224
Stock-based compensation	95	3,210	3,305
Net gain on sale of investments	(10,874)	—	(10,874)
Loss on embedded derivative	174	—	174
Impairment of investments	250	—	250
Provision for bad debts	370	—	370
Tax benefits from employee stock option plans	234	(52)	182
Net foreign currency transaction gains	(2)	—	(2)
Equity in net income of affiliated companies	(2,405)	—	(2,405)
Gain on liquidation of subsidiary	(282)	—	(282)

Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	(14,951)	—	(14,951)
Inventories	(28,101)	—	(28,101)
Other assets	(419)	—	(419)
Accounts payable and accounts payable to related parties	13,263	—	13,263
Accrued expenses and other liabilities	(1,508)	(228)	(1,736)

Net cash used in operating activities	(37,447)	—	(37,447)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(2,555)	—	(2,555)
Purchases of available-for-sale securities	(209,050)	—	(209,050)
Sales of available-for-sale securities	127,050	—	127,050
Proceeds from sale of SMIC equity securities	18,236	—	18,236

Net cash used in investing activities	(66,319)	—	(66,319)
Cash flows from financing activities:
Proceeds from follow-on public offering	93,523	—	93,523
Proceeds from issuance of stock through compensation plans	8,766	—	8,766
Increase in restricted cash	(1,500)	—	(1,500)

Net cash provided by financing activities	100,789	—	100,789
Effect of exchange rate changes on cash and cash equivalents	—	—	—

Net decrease in cash and cash equivalents	(2,977)	—	(2,977)
Cash and cash equivalents at beginning of year	19,992	—	19,992

Cash and cash equivalents at end of year	$17,015	$—	$17,015

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported pro forma disclosures under FAS 123.

	Year Ended September 30, 2005			Year Ended September 30, 2004
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net income (loss)—as reported	$(37,892)	$(1,913)	$(39,805)	$3,485	$(2,930)	$555
Intrinsic value method expense included in reported net income (loss), net of tax	(38)	1,959	1,921	95	3,210	3,305
Fair value expense, net of tax	(4,424)	(1,773)	(6,197)	(5,178)	(3,465)	(8,643)

Net loss—pro forma	$(42,354)	$(1,727)	$(44,081)	$(1,598)	$(3,185)	$(4,783)

Basic and diluted net income (loss) per share—as reported	$(1.03)	$(0.06)	$(1.09)	$0.10	$(0.08)	$0.02

Basic and diluted net loss per share—pro forma	$(1.16)	$(0.04)	$(1.20)	$(0.05)	$(0.09)	$(0.14)

Note 3.    Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following at September 30:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2006

Cash	$19,576	$—	$19,576
Money market instruments	7,601	—	7,601
Commercial paper	10,131	10	10,141
Certificates of deposit	2,326	—	2,326
Municipal notes and bonds	38,700	—	38,700
SMIC common stock—saleable within 12 months	30,346	4,643	34,989

Total	$108,680	$4,653	$113,333

Reported as:
Cash and cash equivalents			$37,318
Short-term investments			76,015

Total			$113,333

2005

Cash	$16,043	$—	$16,043
Money market instruments	11,441	—	11,441
Restricted cash—certificates of deposit	301	—	301
Certificates of deposit	3,525	—	3,525
Municipal notes and bonds	55,200	—	55,200
Publicly traded equity securities	483	—	483
SMIC common stock—saleable within 12 months	24,341	12,878	37,219
SMIC common stock—saleable in more than 12 months	6,005	3,177	9,182

Total	$117,339	$16,055	$133,394

Reported as:
Cash and cash equivalents			$27,484
Restricted cash			301
Short-term investments			96,427
Investments			9,182

Total			$133,394

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2005, the Company had collateralized certain lines of credit with a supplier with certificates of deposit. These certificates of deposit are included in restricted cash.

All debt securities held at September 30, 2006 and September 30, 2005 are due in less than one year. Certificates of deposit are in foreign institutions.

On March 17, 2004, SMIC completed an initial public offering (“IPO”). SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, the Company sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. In fiscal 2004, the Company sold shares of SMIC for approximately $18.2 million, resulting in a pre-tax gain of approximately $10.9 million. Since SMIC’s IPO, the Company accounts for its shares in SMIC under the provisions of FASB 115 and has marked its investment to the market value as of September 30, 2006 by increasing other assets and by increasing accumulated comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in SMIC is approximately $30.3 million and the market value at September 30, 2006 was approximately $35.0 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of the Company’s pre-offering shares every 180 days following the IPO. Thus all of the Company’s shares in SMIC will be freely tradable in February 2007.

Note 4.    Inventories

Inventories consisted of the following at September 30:

	2006	2005
	(in thousands)
Purchased components	$10,744	$10,760
Work-in-process	21,467	16,005
Finished goods	20,206	33,703

	$52,417	$60,468

In fiscal 2006, 2005 and 2004, the Company recorded inventory write-downs of $16.5 million, $13.9 million and $17.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 5.    Other Assets

Other assets consisted of the following at September 30:

	2006	2005
	(in thousands)
Equity method investments	$1,062	$1,561
Cost method equity investments	1,904	3,149
Restricted assets	916	914
Other	1,228	2,518

	$5,110	$8,142

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company sold its investment in E-CMOS in April 2006 for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, in September 2006 the Company sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000.

The Company sold approximately 77% of its investment in Signia in February 2006 for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, or approximately $0.7 million, and effective March 2006 accounts for its investment in Signia on the cost basis. In prior periods, Signia’s financial position and results of operation were consolidated with the Company’s financial statements. The deconsolidation of Signia did not have a material impact on the Company’s balance sheet and will not have a material effect on the Company’s revenues or results of operations. In the September 2006 quarter, the Company recorded an impairment charge of approximately $0.4 million related to its investment in Signia.

Key Stream Corporation (KSC) issued new shares of capital stock in December 2005 and July 2005. The Company did not purchase any additional shares and its ownership percentage decreased by approximately 2%. The decrease in the investment ownership percentage and therefore the increase in equity in net assets for the KSC investment amounted to approximately $0 and $0.5 million in December 2005 and July 2005, respectively. The changes were recorded to increase the carrying value of the investment and additional paid-in capital.

In fiscal 2005, the Company sold its investment in NexFlash (including shares held by ICSI) for approximately $3.2 million, which resulted in a pre-tax gain of $0.6 million.

In fiscal 2005, the Company recorded approximately $0.3 million impairment losses related to two of its cost method equity investments. In fiscal 2004, the Company recorded approximately a $0.3 million impairment loss on one of its cost method equity investments.

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

Note 6.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2006	2005
	(in thousands)
Machinery and equipment	$27,870	$30,846
Furniture and fixtures	2,899	2,974
Land, buildings and improvements	25,617	24,631

	56,386	58,451
Less accumulated depreciation and amortization	(34,402)	(34,815)

	$21,984	$23,636

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Lease Payment Receivable

ICSI entered into a machinery lease contract on March 6, 2003 for a term of 5 years commencing from April 1, 2003. The lessee will obtain the title of the property upon the termination of this agreement. Lease payment receivable consisted of the following at September 30:

	2006		2005
	Current	Non-current	Current	Non-current
	(in thousands)
Lease payment receivable	$1,153	$576	$1,150	$1,725
Less: Unearned interest revenue	(5)	—	(9)	(5)

Net	$1,148	$576	$1,141	$1,720

Expected future receipts of long-term lease payment receivable are as follows (in thousands):

Fiscal year ending:
2008	$576
Thereafter	—

Total	$576

The current portion of lease payment receivable is included in other current assets and the non-current portion of the lease payment receivable is included in other assets.

The Company rents out certain floors in its office building in HsinChu, Taiwan. These leases are cancelable with either three months or six months notice. The value of the assets leased to others is included in fixed assets in the Company’s balance sheet. Rental income and the depreciation of the assets amounted to approximately $0.9 million and $0.1 million, respectively, in fiscal 2006 and are included in other income (expense), net. Rental income and the depreciation of the assets amounted to approximately $0.2 million and $0.1 million, respectively, in fiscal 2005 and are included in other income (expense), net. The assets leased consisted of the following at September 30:

	2006	2005
	(in thousands)
Buildings and improvements	$6,865	$2,850
Less accumulated depreciation	(2,548)	(939)

	$4,317	$1,911

Note 8.    Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2006 and 2005:

	Technology		Customer Relationships		Other		Total
			(in thousands, except years)
	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount	Estimated Useful Life (in Years)	Amount
Fiscal 2006
Other	—	$—	—	$—	1.5	$390	$390
ICSI	5.3	821	2.9	617	—	—	1,438

		$821		$617		$390	$1,828

Fiscal 2005
Signia	5.0	$1,099	—	$—	—	$—	$1,099
ICSI	6.0	3,151	5.0	2,378	0.5	54	5,583

		$4,250		$2,378		$54	$6,682

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2006
Technology	$3,972	$882	$3,090
Customer relationships	2,995	1,019	1,976
Other	390	65	325

Total	$7,357	$1,966	$5,391

September 30, 2005
Technology	$4,250	$350	$3,900
Customer relationships	2,378	149	2,229
Other	54	41	13

Total	$6,682	$540	$6,142

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

Year Ended	September 30, 2006	September 30, 2005
	(in thousands)
Reported as:
Cost of sales	$1,619	$469
Operating expenses	136	71

Total	$1,755	$540

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Fiscal year
2007	$1,940
2008	1,529
2009	815
2010	727
2011	380
Thereafter	—

Total	$5,391

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The following table presents the changes in goodwill during fiscal 2006 and 2005:

	Balance at September 30, 2005	Acquired	Other	Balance at September 30, 2006
	(in thousands)
Signia	$1,120	$—	$(1,120)	$—
ICSI	19,112	6,226	—	25,338

Total	$20,232	$6,226	$(1,120)	$25,338

	Balance at September 30, 2004	Acquired	Impairment	Balance at September 30, 2005
	(in thousands)
Signia	$—	$5,520	$(4,400)	$1,120
ICSI	—	19,112	—	19,112

Total	$—	$24,632	$(4,400)	$20,232

During fiscal 2006, the Company sold approximately 77% of its investment in Signia in February 2006 and as a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16% and effective March 2006 accounts for its investment in Signia on the cost basis. As a result of the deconsolidation of Signia, the Company decreased its goodwill by approximately $1.1 million.

In September 2005, the Company recorded an impairment charge of approximately $4.4 million related to the goodwill from its acquisition of Signia. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not and would be unable to generate future cash flows to support the goodwill amount.

Note 9.    Borrowings

Short term debt and notes consisted of the following at September 30:

	2006		2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in thousands)		(in thousands)
Working capital loans	$1,632	2.47%	$4,821	2.08%
Commercial paper	—		1,807	2.17%

Total short-term debt and notes	$1,632		$6,628

At September 30, 2006, ICSI had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $18.8 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2006, the Company had borrowings of approximately $1.6 million outstanding under these lines of credit. These lines of credit expire at various times through September 2007. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material. The Company has guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.8 million through January 2007. As of September 30, 2006,

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there were no borrowings outstanding under this line of credit. The Company’s unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $15.7 million and $1.5 million, respectively, at September 30, 2006.

Note 10.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2006	2005
	(in thousands)
Deferred distributor margin	$1,836	$1,552
Other	7,829	6,477

	$9,665	$8,029

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

As of September 30, 2006, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,072,000
Common shares reserved under stock option plans	8,685,000

Note 12.    Stock-Based Compensation

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees and directors. At September 30, 2006, the total number of shares subject to options outstanding under all plans was 5,998,000. At September 30, 2006, 2,787,000 shares were available for grant under all plans. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

As approved by the Board of Directors, effective February 1, 2006, future offering periods under the Company’s employee stock purchase plan (ESPP) will have a duration of six months and the purchase price will be equal to 85% of the fair value of the Company’s common stock on the purchase date. Previously, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At September, 30, 2006, 1,072,000 shares were available for issuance under the ESPP.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of SFAS 123R

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (SFAS 123R) as discussed in “Note 1—Significant Accounting Policies”. Under SFAS 123R, compensation cost is calculated by the Company on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized ratably over the vesting period of the individual option grants. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and interest rates to determine the fair value of the stock options. The estimate of these key assumptions is based on the Company’s historical stock price volatility, employees’ historical exercise patterns and judgment regarding market factors and trends. SFAS 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.

The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of adopting SFAS 123R. Commencing with the first quarter of fiscal 2006, compensation cost includes all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on October 1, 2005, the Company recorded stock-based compensation expense of $4.6 million for the period ended September 30, 2006. The impact of adopting SFAS 123R resulted in an increase to the Company’s net loss per share of $0.12 for the period ended September 30, 2006. As of September 30, 2006, there was approximately $9.9 million of total unrecognized stock-based compensation expense net of estimated forfeitures of $1.9 million related to share-based payments awards under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.68 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Statement of Cash Flows. SFAS 123R requires that these cash flows be classified as financing cash flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit associated with stock option exercises has not been recognized.

The Company issues new shares of common stock upon exercise of stock options. During fiscal year 2006, options to purchase 198,000 shares were exercised at an aggregate intrinsic value of $564,000, determined as of the date of option exercise.

Prior to Adoption of SFAS 123R

Prior to October 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company generally did not

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123R except when options were granted at an exercise price lower than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock-based compensation plans prior to its adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods.

	2005	2004
	As restated	As restated
	(in thousands, except per share data)
Net income (loss)—as reported	$(39,805)	$555
Intrinsic value method expense included in reported net income (loss), net of tax	1,921	3,305
Fair value method expense, net of tax	(6,197)	(8,643)

Net loss—pro forma	$(44,081)	$(4,783)

Basic and diluted net income (loss) per share—as reported	$(1.09)	$0.02

Basic and diluted net loss per share—pro forma	$(1.20)	$(0.14)

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options			ESPP
	2006	2005	2004	2006	2005	2004
Expected life (years)	4.52	2.75	3.25	—	1.25	1.25
Expected volatility	0.69	0.66	0.86	—	0.53	0.78
Risk-free interest rate	4.54%	3.77%	2.61%	—	3.30%	1.74%

The weighted-average fair value of options granted during fiscal 2006, 2005, and 2004 was $3.59, $3.78, and $9.88 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2005 and 2004 was $2.29 and $4.98 per share, respectively.

The Company utilizes the simplified calculation of expected life under the provisions of the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The options are exercisable as determined by the Board of Directors. Generally, the stock options vest ratably over a four-year period. The options expire upon the earlier of ten years from the date of grant or 30 days following termination of employment, unless specified otherwise in the option agreement. Options to purchase 124,000 shares, 128,000 shares and 257,000 shares were exercisable as of September 30, 2006, 2005 and 2004, respectively.

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

Under the terms of the plan, the exercise price and exercise period of stock option grants is determined by the Board of Directors on the date of grant. Generally, the stock options vest ratably over a four year period. The options generally expire upon the earlier of 7 to 10 years from the date of grant or 30 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 2,373,000 shares, 2,132,000 shares and 2,059,000 shares were exercisable as of September 30, 2006, 2005 and 2004, respectively.

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

Under the terms of the 1998 Plan, the exercise price and exercise period of non-statutory stock option grants is determined by the Board of Directors on the date of grant. All incentive stock option grants must be at prices of at least 100% of the fair market value of the stock on the date of grant, as determined by the Board of

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. Generally, the stock options vest ratably over a four year period. The options generally expire upon the earlier of 7 to 10 years from the date of grant or 90 days following termination of employment or consultancy, unless specified otherwise in the option agreement. Options to purchase 934,000 shares, 695,000 shares and 538,000 shares were exercisable as of September 30, 2006, 2005 and 2004, respectively.

In the event of certain changes in control of the Company, the 1998 Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation; however, if such successor refuses to assume the then outstanding options, the 1998 Plan provides for the full acceleration of the exercisability of all outstanding options.

1995 Director Stock Option Plan

The Board of Directors and stockholders approved the 1995 Director Stock Option Plan (the “Director Plan”) in December 1995 and January 1996, respectively. In fiscal year 2006, the plan was amended to change the terms of the options to 7 years. Under the terms of the Director Plan, 225,000 shares of Common Stock were authorized for issuance. Each non-employee director will automatically receive a non-statutory option to purchase 10,000 shares of Common Stock upon first joining the Board. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory option to purchase 2,500 shares of Common Stock upon such director’s annual reelection to the Board by the stockholders. The stock options vest ratably over a one year period. Options to purchase 69,000 shares, 62,000 shares and 56,000 shares were exercisable at September 30, 2006, 2005 and 2004, respectively. The options generally expire upon the earlier of 7 to 10 years from the date of grant or within 3 months from the date of termination.

Stand-Alone Stock Option Agreement

On February 21, 2006, the Company entered into a Stand-Alone Stock Option Agreement (the “Option”) with Scott Howarth, the Company’s new Chief Financial Officer. The Option is a non-qualified stock option to purchase 100,000 shares of the Company’s common stock and has the following terms: (i) an exercise price equal to $6.33 per share which was the fair market value of the Company’s common stock on the grant date of February 21, 2006, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of his employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested. The Option was granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Options to purchase 15,000 shares were exercisable at September 30, 2006

Purple Ray Stock Option Plan

In connection with the Company’s acquisition of Purple Ray, the Company assumed the outstanding options to purchase shares of Purple Ray common stock and converted such options into options to purchase approximately 163,000 shares of the Company’s stock. The options had exercise prices ranging from $0.31 per share to $3.06 per share with a weighted average exercise price of $2.16 per share. The plan was terminated in fiscal 2005. There were no options outstanding and exercisable as of September 30, 2006 and September 30, 2005 respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989, 1996, 1998, Director and Purple Ray Stock Option Plans follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2003	5,790	$6.73
Options Granted	914	$11.16
Options Exercised	(1,442)	$5.31
Options Cancelled	(261)	$8.45

Balance at September 30, 2004	5,001	$7.86
Authorized
Options Granted	3,037	$6.95
Options Exercised	(738)	$3.79
Options Cancelled	(1,124)	$8.29

Balance at September 30, 2005	6,176	$7.82
Authorized
Options Granted	1,388	$6.24
Options Exercised	(198)	$3.88
Options Cancelled	(1,368)	$8.84

Balance at September 30, 2006	5,998	$7.35	5.69	$2,229
Exercisable at September 30, 2006	3,515	$7.74	4.92	$2,050
Vested and expected to vest after September 30, 2006	5,585	$7.39	5.60	$2,210
Options exercisable at:
September 30, 2004	2,910	$8.33	3.83
September 30, 2005	3,017	$8.75	4.06
September 30, 2006	3,515	$7.74	4.92

The following table summarizes information about options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$2.35-$ 3.86	812	4.70	$2.97	778	$2.98
3.87-6.88	2,194	5.69	6.28	938	6.38
6.89-8.00	1,793	7.37	7.14	695	7.22
8.01-10.67	379	4.83	9.37	324	9.30
10.68-18.56	820	3.39	14.04	780	13.95

$2.35-$18.56	5,998	5.69	$7.35	3,515	$7.74

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Effective February 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under Section 423 of the Internal Revenue Code. The Purchase Plan initially had a term of 10 years. The Purchase Plan was extended by the Board of Directors and stockholders in fiscal 2004 and now expires in February 2015. As approved by the Board of Directors, effective February 1, 2006, future offering periods under the Company’s employee stock purchase plan (ESPP) will have a duration of six months and the purchase price will be equal to 85% of the fair value of the Company’s common stock on the purchase date. Previously, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. During fiscal 2006, 2005 and 2004, 214,000, 284,000 and 405,000 shares were issued under the plan, respectively. As of September 30, 2006, 1,072,000 shares were available under the plan for future issuance.

Note 13.    Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2006	2005	2004
			As restated
	(in thousands)
Current:
Federal	$(236)	$(369)	$209
State	2	2	23
Foreign	201	99	204

Total current	$(33)	$(268)	$436

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$(33)	$(268)	$436

Pretax loss from foreign operations was approximately $13.0, $13.3 million, and $0.2 million for 2006, 2005, and 2004, respectively.

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2006	2005	2004
		As restated	As restated
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(4,998)	$(10,125)	$(495)
Unbenefited foreign (income) losses	4,578	4,731	1,311
Non-deductible stock compensation	774	271	307
Nontaxable gain on foreign investment	(868)	—	(90)
Non-deductible impairment charge	—	1,540	—
Valuation allowance	—	399	737
U.S. operating loss not benefited (benefited)	509	3,258	(1,218)
Reversal of previously provided taxes	(236)	(369)	(169)
Other individually immaterial items	208	27	53

Total provision (benefit)	$(33)	$(268)	$436

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $125.4 million and $78.5 million, respectively. The federal and state net operating loss will expire at various dates beginning in 2014, if not utilized. The Company has federal research and development tax credit and foreign tax credit carryforwards of approximately $1.9 million and $1.2 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $3.0 million. The federal tax credits will expire at various dates beginning in 2006 through 2025, if not utilized. The California state research and development tax credit can be carried forward indefinitely.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2006	2005
		As restated
	(in thousands)
Deferred tax assets:
Depreciation	$490	$—
Inventory and other valuation reserves	6,690	10,860
Accrued expenses	3,320	3,660
Federal and state credit carryforwards	5,450	5,750
Federal and state net operating loss carryforwards	47,680	41,310
Non-deductible stock options	7,300	6,460
Other, net	2,830	4,060

Subtotal	73,760	72,100
Valuation allowance	(70,260)	(63,530)

Total deferred tax assets	$3,500	$8,570
Deferred tax liabilities:
Depreciation	—	(490)
Unrealized gain on investment	(1,840)	(6,420)
Equity investment basis difference	(1,660)	(1,660)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2006. The valuation allowance for deferred tax assets increased by $6.7 million in fiscal 2006 and increased by $11.2 million in fiscal 2005. Approximately $13.7 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

Note 14.    Retirement Plan

In connection with the acquisition of ICSI during 2005, the Company assumed pension plans covering substantially all of ICSI’s Taiwan based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (Benefit Plan) and the Labor Pension Act, a defined contribution plan (Contribution Plan).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Labor Standards Law, the Benefit Plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance with the Labor Standards Law of the R.O.C., the Company makes monthly contributions equal to 2% of its wages and salaries. The fund is administered by the Employees’ Retirement Fund Committee and is registered in this committee’s name. Accordingly, the pension fund is not included in the financial statements of the Company.

As of September 30, 2006 and 2005, the pension fund balances were $1.5 million and $1.4 million respectively.

Under the Labor Pension Act effective July 1, 2005, employees may choose the requirements under the Labor Standards Law or the new statute with their years of service before the promulgation of the new law. For employees subject to the new statute, the Company shall allocate no less than 6% of the employees’ wages and salaries.

The changes in the benefit obligations, plan assets and funded status for the Contribution Plan described above were as follows:

	2006	2005
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$1,998	$1,862
Service cost	15	90
Interest cost	59	24
Actuarial (gain) loss	(262)	22
Currency exchange rate changes	5	—

Ending projected benefit obligation	$1,815	$1,998

	2006	2005
	(in thousands)
Change in plan assets:
Beginning fair value of plan assets	$1,356	$1,306
Actual return on plan assets	29	6
Employer contributions	131	44
Currency exchange rate changes	4	—

Ending fair value of plan assets	$1,520	$1,356

	2006	2005
	(in thousands)
Funded status:
Ending funded status	$296	$642
Unrecognized transition obligation (asset)	1,088	881
Unrecognized net actuarial (gain) loss	(64)	(82)
Other	41	112

Net amount recognized/accrued benefit liability	$1,361	$1,553

The accrued benefit liability is included in other long-term liabilities in the Company’s consolidated balance sheet at September 30:

	2006	2005
	(in thousands)
Accumulated benefit obligation	$1,134	$1,200

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average actuarial assumptions used to determine benefit obligations for the Contribution Plan at September 30 were as follows:

	2006	2005
Discount rate	3.50%	3.50%
Expected return on plan assets	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%

The net periodic benefit cost for the Contribution Plan included the following components at September 30:

	2006	2005
	(in thousands)
Service cost	$15	$90
Interest cost	59	24
Expected return on plan assets	(48)	(18)
Amortization and deferred amount	(78)	(26)

Net periodic benefit cost	$(52)	$70

The balance of vested benefit amounted to approximately $105,000 and $91,000 as of September 30, 2006 and 2005, respectively.

Non-U.S. Plan Assets

For the Contribution Plan, the Company deposits funds into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

Estimated Future Benefit Payments

The total benefits to be paid from the Contribution Plan, including amounts that will be funded from retiree contributions, are not expected to exceed $1.0 million in any year through 2014.

Estimated Future Contributions

The Company’s expected contributions to be paid to the Contribution Plan during fiscal 2007 is $131,000.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2006, 2005 and 2004 are as follows:

	Years Ended September 30,
	2006	2005	2004
		As restated(1)	As restated(1)
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(14,242)	$(39,805)	$555

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	37,419	36,663	33,444
Dilutive effect of stock options	—	—	2,293

Denominator for diluted net income (loss) per share	37,419	36,663	35,737

Basic net income (loss) per share	$(0.38)	$(1.09)	$0.02

Diluted net income (loss) per share	$(0.38)	$(1.09)	$0.02

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The diluted earnings per share calculations for the years ended September 30, 2006 and 2005 do not include approximately 395,000 and 794,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2006, 2005 and 2004, an additional 5,069,000, 3,109,000 and 899,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

Note 16.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Net Sales
United States	$36,751	$26,965	$23,912
China	13,785	26,024	23,000
Hong Kong	43,313	34,400	40,401
Taiwan	54,596	49,433	41,268
Japan	21,344	—	—
Other Asia Pacific countries	24,245	27,152	30,975
Europe	22,463	15,615	19,309
Other	995	1,849	2,147

Total net sales	$217,492	$181,438	$181,012

Long-lived assets
United States	$1,269	$2,057	$3,633
Hong Kong	80	34	49
China	1,055	1,360	1,646
Taiwan	19,580	20,185	294

Total long-lived assets	$21,984	$23,636	$5,622

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately $881,000, ($757,000) and $2,000 for the years ended September 30, 2006, 2005, and 2004, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

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

Litigation

The Company is subject to various legal proceedings and claims as discussed below. In addition, In the ordinary course of our business, the Company has been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

Shareholder Derivative Actions

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain current and former directors and officers of ISSI in the United States District Court for the Northern District of California, entitled (1) Rick Tope v. Jimmy S.M. Lee, et al., Case No. C06-04387, and (2) Murray Donnelly v. Jimmy S.M. Lee, et al., Case No. C06-04545. The complaints purport to assert claims against the individual defendants on behalf of ISSI for breach of fiduciary duty, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, unjust enrichment, and restitution based upon our alleged stock option grant practices from 1995 through 2002. The Company is named solely as a nominal defendant. The complaints seek damages in an unspecified amount against the individual defendants, disgorgement of stock options or proceeds, equitable relief, attorney’s fees, and other unspecified relief. Pursuant

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the parties’ stipulation, the Court consolidated the two derivative actions on August 22, 2006, under the caption In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, Master File No. C-06-04387 RMW.

Plaintiffs filed a consolidated shareholder derivative complaint on November 27, 2006, based upon the same underlying facts and circumstances alleged in the prior complaints. In addition to the claims asserted and the relief sought in the original complaints, the consolidated complaint purports to assert claims against the individual defendants for aiding and abetting and violating Sections 14(a) and 20(a) of the Exchange Act and seeks an accounting. The Company is again named solely as a nominal defendant.

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of ISSI in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of ISSI for insider trading in violation of California Corporations Code Sections 25402 / 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon the Company’s alleged stock option grant practices from 1995 through 2002. The Company is named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

Plaintiffs in the state and federal derivative complaints will amend their complaints after the Company concludes its financial restatement. Defendants intend to move to dismiss both the state and federal complaints.

Nasdaq Delisting

On August 17, 2006, the Company received a letter from The NASDAQ Stock Market indicating that the Company was not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14), and faces a possible delisting. On December 7, 2006, following a hearing before the Nasdaq Listing Qualifications Panel (“Panel”), the Panel notified the Company that it would remain listed on Nasdaq subject to the filing by February 13, 2007 of all required restatements and delinquent periodic reports, communication with the Panel about the results of the independent committee’s investigation, and compliance with all other requirements for continued listing on the Nasdaq Stock Market. The Company also received letters from The NASDAQ Stock Market indicating that as a result of its failure to timely file its Form 10-K for the fiscal year ended September 30, 2006, and its Form 10-Q’s for the quarters ended December 31, 2006 and March 31, 2007, it was not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14).

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified the Company that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend the Company’s securities from trading pending further action by the Listing Council. On May 9, 2007, the Company was advised by the Listing Council that it would remain listed on NASDAQ if it concludes its restatement and files its delinquent required SEC filings by June 5, 2007.

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws,

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. Two purported class action lawsuits were filed against us and other SRAM suppliers in two Canadian courts alleging violation of the Canadian Competition Act and unlawful conduct at common law. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. The Company is committed to defending itself against these claims and has instructed its counsel to contest these actions vigorously. Given the preliminary stage of these proceedings and the inherent uncertainty in litigation, the Company is unable to predict the outcome of these suits. The final resolution of these alleged violations of federal or state antitrust laws could have a material adverse effect on the Company’s business, results of operations, or financial condition.

SRAM Antitrust Civil Investigative Demand

In May 2007, the Company received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID is issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to the Company’s business. The Company intends to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on its business.

Operating Leases

The Company leases its facilities and the land upon which the ICSI building is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a ten year lease effective December 1, 1996 for its headquarters facility in Santa Clara, California which expired in February 2007. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2007 (net of expected sublease income of $22)	$1,171
2008	343
2009	201
2010	201
2011	201
Thereafter	904

Total minimum rental commitments	$3,021

Total rental expense for the years ended September 30, 2006, 2005 and 2004 was approximately $1.1 million (net of sublease income of $173,000), $2.6 million (net of sublease income of $165,000) and $1.7 million (net of sublease income of $127,000), respectively.

Write-off of Excess Facility Space

In fiscal 2005, the Company recorded a $1.1 million write-off of excess facility space in its Santa Clara headquarters. The write-off is included in selling, general and administrative expenses in the Company’s Statement of Operations.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2006, the Company had approximately $23.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun).

Note 18.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $15,000 ($20,000 for participants older than 50) or 60% of their annual compensation for 2005. The Company elected to make no matching contributions during the years ended September 30, 2006, 2005 and 2004. Administrative expenses relating to the plan are insignificant.

Note 19.    Supplemental Cash Flow Information

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Cash paid for interest	$195	$1,912	$—
Cash paid (refunded) for income taxes	187	(259)	337
Assets acquired from ICSI	—	93,832	—
Liabilities assumed from ICSI	—	53,708	—
Assets acquired from Signia	—	4,497	—
Liabilities assumed from Signia	—	1,143	—

Note 20.    Related Party Transactions

Prior to May 2005, when the Company gained control and began consolidating the results of ICSI, ICSI was a related party. For the seven months ended April 30, 2005 and for the year ended September 30, 2004, purchases of goods and services by the Company from ICSI were approximately $1,056,000 and $3,720,000, respectively. The Company also paid ICSI for certain product development costs, license fees and royalties. For the seven months ended April 30, 2005 and for the year ended September 30, 2004, these charges totaled approximately $169,000 and 1,336,000, respectively.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the years ended September 30, 2006, 2005 and 2004, purchases of goods from SMIC were approximately $21,352,000, $52,471,000, and $38,799,000, respectively. Accounts payable to SMIC was approximately $4,440,000 and $6,093,000 at September 30, 2006 and September 30, 2005, respectively.

The Company sells semiconductor products to Key Stream Corp. (KSC) in which the Company has approximately a 22% equity interest. Kong-Yeu Han, a director of the Company, is a director of KSC.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provided manufacturing support services to Signia. In February 2006, the Company sold approximately 77% of its shares in Signia, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At September 30, 2006, the Company had approximately a 6% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004 and the year ended September 30, 2004, the Company provided services of approximately $382,000 and $4,341,000, respectively, to Signia.

The Company sold memory products to Marubun USA Corporation (“Marubun USA”) in the first quarter of fiscal 2004. Hide L. Tanigami, a director of the Company, is the president and chief executive officer of Marubun USA. Effective January 1, 2004, the Company no longer sells products to Marubun USA.

Accounts receivable from related parties consisted of the following at September 30:

	2006	2005
	(in thousands)
Flextronics	$251	$253
KSC	155	—

Total	$406	$253

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Sales to related parties
Flextronics	$830	$3,215	$4,249
ICSI(1)	—	3,185	2,053
KSC	140	—	—
Marubun	—	—	2,053
Others	—	115	276

Total	$970	$6,515	$8,631

(1)	Sales to ICSI after May 1, 2005 are eliminated in consolidation.

Note 21.    Acquisition of Signia Technologies Inc.

In December 2004, the Company acquired a majority ownership interest in Signia. Signia is a privately held wireless chipset company based in Taipei, Taiwan.

In fiscal 2005, the Company increased its ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, the Company owned approximately 15% of the outstanding equity of Signia and accounted for its investment on the cost basis. Since the Company increased its ownership to 68%, beginning December 1, 2004 the Company consolidated Signia’s financial statements with its own. The total purchase price, including the previous investment of $1.1 million, is $9.2 million.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the December 2004 quarter, the Company consolidated Signia based on preliminary valuation data from a third party. During the March 2005 and the September 2005 quarters, the valuation data was refined and the Company’s final purchase price allocation was presented as of September 30, 2005. The allocation of the purchase price of Signia included both tangible assets and acquired intangible assets including both developed technology as well as in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The amounts allocated to IPR&D were expensed as it was deemed to have no future alternative value.

The purchase price allocation is as follows (in thousands):

Net tangible assets	$3,354
Intangible assets:
IPR&D	294
Purchased intangible assets	1,099
Goodwill	5,520
Minority interest	(1,088)

Total purchase price	$9,179

The developed technology was being amortized over five years.

In September 2005, the Company recorded an impairment charge for the goodwill acquired of approximately $4.4 million. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not generated and would be unable to generate future cash flows to support the goodwill amount.

The Company sold approximately 77% of its investment in Signia in February 2006 for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, or approximately $0.7 million, and effective March 2006 accounts for its investment in Signia on the cost basis. In prior periods, Signia’s financial position and results of operation were consolidated with the Company’s financial statements. The deconsolidation of Signia did not have a material impact on the Company’s balance sheet and will not have a material effect on the Company’s sales or results of operations. In the September 2006 quarter, the Company recorded an impairment charge of approximately $0.4 million related to its investment in Signia.

Note 22.    Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. In fiscal 2006, the Company purchased additional shares of ICSI for approximately $13.9 million, increasing its percentage ownership to approximately 98%.

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance sales, the ability to reduce the combined company’s operating expenses, create stronger purchasing power, expand sales channels, and enhance opportunities to develop non-memory product lines.

The Company is accounting for the acquisition of ICSI as a step acquisition. The allocation of the purchase price of ICSI includes both tangible assets and acquired intangible assets including both developed technology

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in-process research and development (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The amounts allocated to IPR&D have been expensed as it was deemed to have no future alternative value.

The purchase price allocation as of September 30 is as follows (in thousands):

	September 30, 2005	Fiscal 2006 Additions	September 30, 2006
	(in thousands)
Net tangible assets	$40,124	$1,097	$41,221
Intangible assets:
In-process research and development	2,470	499	2,969
Purchased intangible assets	5,583	1,438	7,021
Goodwill	19,112	6,226	25,338
Minority interest	(6,245)	4,600	(1,645)

Total purchase price allocation	$61,044	$13,860	$74,904

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2004. The pro forma statements of operations for the twelve months ended September 30, 2006, 2005 and 2004, include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Years Ended September 30,
	2006	2005	2004
		As restated	As restated
	(in thousands, except per share data)
Net sales	$217,492	$234,528	$307,748

Minority interest in net (income) loss of consolidated subsidiary	$427	$801	$(27)

Net loss	$(13,771)	$(49,505)	$(2,074)

Basic and diluted net loss per share	$(0.37)	$(1.35)	$(0.06)

Shares used in basic and diluted per share calculation	37,419	36,663	33,444

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23.    Quarterly Financial Information (unaudited)

The following tables show the quarterly results of operations for each of the years ended September 30, 2006 and 2005.

Fiscal 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
			As restated (1)	As restated (1)
Net sales	$59,905	$53,249	$53,245	$51,093
Cost of sales	48,167	48,911	47,601	43,707

Gross profit	11,738	4,338	5,644	7,386

Operating expenses
Research and development	5,043	5,459	5,425	5,690
Selling, general and administrative	7,968	6,509	7,254	6,597
Acquired in-process technology charge	—	—	324	175
Impairment of goodwill	—	—	—	—

Total operating expenses	13,011	11,968	13,003	12,462

Operating loss	(1,273)	(7,630)	(7,359)	(5,076)
Interest and other income (expense), net	1,136	696	1,696	1,049
Gain on sales of investments, net	26	267	2,187	—

Loss before income taxes, minority interest and equity in net income (loss) of affiliated companies	(111)	(6,667)	(3,476)	(4,027)
Provision (benefit) for income taxes	(197)	51	51	62

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	86	(6,718)	(3,527)	(4,089)
Minority interest in net loss of consolidated subsidiary	4	39	226	424
Equity in net income (loss) of affiliated companies	22	(233)	(253)	(223)

Net income (loss)	$112	$(6,912)	$(3,554)	$(3,888)

Basic net income (loss) per share	$0.00	$(0.18)	$(0.10)	$(0.10)

Shares used in basic per share calculation	37,577	37,488	37,371	37,240

Diluted net income (loss) per share	$0.00	$(0.18)	$(0.10)	$(0.10)

Shares used in diluted per share calculation	37,890	37,488	37,371	37,240

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	As restated (1)	As restated (1)	As restated (1)	As restated (1)
Net sales	$61,467	$53,722	$35,674	$30,575
Cost of sales	51,783	46,428	31,153	36,354

Gross profit (loss)	9,684	7,294	4,521	(5,779)

Operating expenses
Research and development	4,829	5,277	4,858	5,401
Selling, general and administrative	7,853	6,211	5,617	4,490
Acquired in-process technology charge	849	1,480	435	—
Impairment of goodwill	4,400	—	—	—

Total operating expenses	17,931	12,968	10,910	9,891

Operating loss	(8,247)	(5,674)	(6,389)	(15,670)
Interest and other income (expense), net	(291)	917	820	606
Gain on sales of investments, net	1,597	500	535	2,370

Loss before income taxes, minority interest and equity in net income (loss) of affiliated companies	(6,941)	(4,257)	(5,034)	(12,694)
Provision (benefit) for income taxes	(294)	9	16	1

Loss before minority interest and equity in net income (loss) of affiliated companies	(6,647)	(4,266)	(5,050)	(12,695)
Minority interest in net loss of consolidated subsidiary	136	445	91	95
Equity in net loss of affiliated companies	(138)	(1,134)	(9,328)	(1,314)

Net loss	$(6,649)	$(4,955)	$(14,287)	$(13,914)

Basic and diluted net loss per share	$(0.18)	$(0.13)	$(0.39)	$(0.38)

Shares used in basic and diluted per share calculation	37,038	36,830	36,553	36,231

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended March 31, 2006			Quarter Ended December 31, 2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net sales	$53,245	$—	$53,245	$51,093	$—	$51,093
Cost of sales	47,607	(6)	47,601	43,710	(3)	43,707

Gross profit	5,638	6	5,644	7,383	3	7,386

Operating expenses
Research and development	5,547	(122)	5,425	5,626	64	5,690
Selling, general and administrative	7,239	15	7,254	6,478	119	6,597
Acquired in-process technology	324	—	324	175	—	175

Total operating expenses	13,110	(107)	13,003	12,279	183	12,462

Operating loss	(7,472)	113	(7,359)	(4,896)	(180)	(5,076)
Interest and other income (expense), net	1,696	—	1,696	1,049	—	1,049
Gain on sales of investments, net	2,187	—	2,187	—	—	—

Loss before income taxes, minority interest and equity in net loss of affiliated Companies	(3,589)	113	(3,476)	(3,847)	(180)	(4,027)
Provision for income taxes	51	—	51	62	—	62

Loss before minority interest and equity in net loss of affiliated companies	(3,640)	113	(3,527)	(3,909)	(180)	(4,089)
Minority interest in net loss of consolidated subsidiary	226	—	226	424	—	424
Equity in net loss of affiliated companies	(253)	—	(253)	(223)	—	(223)

Net loss	$(3,667)	$113	$(3,554)	$(3,708)	$(180)	$(3,888)

Basic and diluted net loss per share	$(0.10)	$(0.00)	$(0.10)	$(0.10)	$(0.00)	$(0.10)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30, 2005			Quarter Ended June 30, 2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net sales	$61,467	$—	$61,467	$53,722	$—	$53,722
Cost of sales	51,772	11	51,783	46,422	6	46,428

Gross profit	9,695	(11)	9,684	7,300	(6)	7,294

Operating expenses
Research and development	4,551	278	4,829	5,063	214	5,277
Selling, general and administrative	7,640	213	7,853	6,059	152	6,211
Acquired in-process technology	849	—	849	1,480	—	1,480
Impairment of goodwill	4,400	—	4,400	—	—	—

Total operating expenses	17,440	491	17,931	12,602	366	12,968

Operating loss	(7,745)	(502)	(8,247)	(5,302)	(372)	(5,674)
Interest and other income (expense), net	(291)	—	(291)	917	—	917
Gain on sales of investments, net	1,597	—	1,597	500	—	500

Loss before income taxes, minority interest And equity in net loss of affiliated Companies	(6,439)	(502)	(6,941)	(3,885)	(372)	(4,257)
Provision (benefit) for income taxes	(294)	—	(294)	9	—	9

Loss before minority interest and equity in net loss of affiliated companies	(6,145)	(502)	(6,647)	(3,894)	(372)	(4,266)
Minority interest in net loss of consolidated subsidiary	136	—	136	445	—	445
Equity in net loss of affiliated companies	(138)	—	(138)	(1,134)	—	(1,134)

Net loss	$(6,147)	$(502)	$(6,649)	$(4,583)	$(372)	$(4,955)

Basic and diluted net loss per share	$(0.17)	$(0.01)	$(0.18)	$(0.12)	$(0.01)	$(0.13)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended March 31, 2005			Quarter Ended December 31, 2004
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net sales	$35,674	$—	$35,674	$30,575	$—	$30,575
Cost of sales	31,148	5	31,153	36,351	3	36,354

Gross profit (loss)	4,526	(5)	4,521	(5,776)	(3)	(5,779)

Operating expenses
Research and development	4,636	222	4,858	5,090	311	5,401
Selling, general and administrative	5,388	229	5,617	4,221	269	4,490
Acquired in-process technology	435	—	435	—	—	—
Impairment of goodwill	—	—	—	—	—	—

Total operating expenses	10,459	451	10,910	9,311	580	9,891

Operating loss	(5,933)	(456)	(6,389)	(15,087)	(583)	(15,670)
Interest and other income (expense), net	820	—	820	606	—	606
Gain on sales of investments, net	535	—	535	2,370	—	2,370

Loss before income taxes, minority interest and equity in net loss of affiliated Companies	(4,578)	(456)	(5,034)	(12,111)	(583)	(12,694)
Provision for income taxes	16	—	16	1	—	1

Loss before minority interest and equity in net loss of affiliated companies	(4,594)	(456)	(5,050)	(12,112)	(583)	(12,695)
Minority interest in net loss of consolidated subsidiary	91	—	91	95	—	95
Equity in net loss of affiliated companies	(9,328)	—	(9,328)	(1,314)	—	(1,314)

Net loss	$(13,831)	$(456)	$(14,287)	$(13,331)	$(583)	$(13,914)

Basic and diluted net loss per share	$(0.38)	$(0.01)	$(0.39)	$(0.37)	$(0.01)	$(0.38)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2006
	As reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,196	$—	$26,196
Short-term investments	84,145	—	84,145
Accounts receivable	29,777	—	29,777
Accounts receivable from related parties	243	—	243
Inventories	64,657	—	64,657
Other current assets	5,421	—	5,421

Total current assets	210,439	—	210,439
Property, plant, equipment, and leasehold improvements, net	23,543	—	23,543
Goodwill	25,054	—	25,054
Purchased intangible assets, net	5,646	—	5,646
Other assets	7,698	—	7,698

Total assets	$272,380	$—	$272,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$9,704	$—	$9,704
Accounts payable	32,388	—	32,388
Accounts payable to related parties	3,410	—	3,410
Accrued compensation and benefits	2,676	42	2,718
Accrued expenses	8,211	—	8,211

Total current liabilities	56,389	42	56,431
Other long-term liabilities	1,725	—	1,725

Total liabilities	58,114	42	58,156
Minority interest	919	—	919
Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	344,341	32,077	376,418
Accumulated deficit	(139,110)	(32,119)	(171,229)
Accumulated comprehensive income	8,112	—	8,112
Unearned compensation	—	—	—

Total stockholders’ equity	213,347	(42)	213,305

Total liabilities and stockholders’ equity	$272,380	$—	$272,380

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	As reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,627	$—	$32,627
Restricted cash	152	—	152
Short-term investments	77,346	—	77,346
Accounts receivable	25,582	—	25,582
Accounts receivable from related parties	104	—	104
Inventories	69,120	—	69,120
Other current assets	4,701	—	4,701

Total current assets	212,632	—	212,632
Investments	7,093	—	7,093
Property, plant, equipment, and leasehold improvements, net	23,766	—	23,766
Goodwill	21,561	—	21,561
Purchased intangible assets, net	6,194	—	6,194
Other assets	7,647	—	7,647

Total assets	$278,893	$—	$278,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$12,328	$—	$12,328
Accounts payable	35,539	—	35,539
Accounts payable to related parties	2,163	—	2,163
Accrued compensation and benefits	3,302	42	3,344
Accrued expenses	8,429	—	8,429

Total current liabilities	61,761	42	61,803
Other long-term liabilities	1,777	—	1,777

Total liabilities	63,538	42	63,580
Minority interest	4,811	—	4,811
Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	341,933	32,176	374,109
Accumulated deficit	(135,443)	(32,232)	(167,675)
Accumulated comprehensive income	4,064	—	4,064
Unearned compensation	(14)	14	—

Total stockholders’ equity	210,544	(42)	210,502

Total liabilities and stockholders’ equity	$278,893	$—	$278,893

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2005
	As reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,986	$—	$45,986
Restricted cash	316	—	316
Short-term investments	55,232	—	55,232
Accounts receivable	27,776	—	27,776
Accounts receivable from related parties	744	—	744
Inventories	63,522	—	63,522
Other current assets	7,188	—	7,188

Total current assets	200,764	—	200,764
Property, plant, equipment, and leasehold improvements, net	22,160	—	22,160
Other assets	90,361	—	90,361

Total assets	$313,285	$—	$313,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$10,811	$—	$10,811
Accounts payable	25,751	—	25,751
Accounts payable to related parties	10,125	—	10,125
Accrued compensation and benefits	2,721	42	2,763
Accrued expenses	6,897	—	6,897
Bonds payable	1,312	—	1,312

Total current liabilities	57,617	42	57,659
Other long-term liabilities	1,850	—	1,850

Total liabilities	59,467	42	59,509
Minority interest	15,115	—	15,115
Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	338,635	33,549	372,184
Accumulated deficit	(125,588)	(31,550)	(157,138)
Accumulated comprehensive income	25,672	—	25,672
Unearned compensation	(20)	(2,041)	(2,061)

Total stockholders’ equity	238,703	(42)	238,661

Total liabilities and stockholders’ equity	$313,285	$—	$313,285

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2005
	As reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,100	$—	$38,100
Restricted cash	314	—	314
Short-term investments	75,650	—	75,650
Accounts receivable	17,636	—	17,636
Accounts receivable from related parties	5,718	—	5,718
Inventories	36,018	—	36,018
Other current assets	1,771	—	1,771

Total current assets	175,207	—	175,207
Property, plant, equipment, and leasehold improvements, net	4,997	—	4,997
Other assets	85,978	—	85,978

Total assets	$266,182	$—	$266,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,477	$—	$9,477
Accounts payable to related parties	11,386	—	11,386
Accrued compensation and benefits	2,180	88	2,268
Accrued expenses	6,344	—	6,344

Total current liabilities	29,387	88	29,475
Minority interest	1,675	—	1,675
Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	338,209	34,078	372,287
Accumulated deficit	(121,005)	(31,178)	(152,183)
Accumulated comprehensive income	18,084	—	18,084
Unearned compensation	(172)	(2,988)	(3,160)

Total stockholders’ equity	235,120	(88)	235,032

Total liabilities and stockholders’ equity	$266,182	$—	$266,182

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	As reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,290	$—	$24,290
Restricted cash	—	—	—
Short-term investments	102,150	—	102,150
Accounts receivable	15,691	—	15,691
Accounts receivable from related parties	3,443	—	3,443
Inventories	51,656	—	51,656
Other current assets	1,090	—	1,090

Total current assets	198,320	—	198,320
Property, plant, equipment, and leasehold improvements, net	5,529	—	5,529
Other assets	91,724	—	91,724

Total assets	$295,573	$—	$295,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,053	$—	$18,053
Accounts payable to related parties	13,039	—	13,039
Accrued compensation and benefits	2,521	88	2,609
Accrued expenses	4,741	—	4,741

Total current liabilities	38,354	88	38,442
Minority interest	2,509	—	2,509
Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	337,075	35,233	372,308
Accumulated deficit	(107,174)	(30,722)	(137,896)
Accumulated comprehensive income	25,000	—	25,000
Unearned compensation	(195)	(4,599)	(4,794)

Total stockholders’ equity	254,710	(88)	254,622

Total liabilities and stockholders’ equity	$295,573	$—	$295,573

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Stock Option Grant Practice and Restatement

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during fiscal year 2006, an independent investigation related to our historical stock option granting practices was carried out by a Special Committee of our Board of Directors. As a result of the investigation, we reached the conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense with regard to past stock option grants. We are restating our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. We are also restating the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006 in this annual report on Form 10-K for the year ended September 30, 2006.

Remedial Measures

As a result of this investigation, we identified a material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods ending prior to March 31, 2006.

Before March 2006, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 7 and Item 8, Note 2 of this report. Beginning in March 2006, we standardized and formalized the procedure for granting awards of stock options to employees and to executive officers. In addition, management, along with our Board of Directors, has implemented or is in the process of implementing the following internal control systems and procedures, which were recommended by the Special Committee:

1.	Limit authority to approve grants and any amendments to outstanding grants to members of the Board of Directors or the Compensation Committee (i.e., eliminate the Stock Option Committee).

2.	Establish fixed dates, in advance, on which all equity grants are to be made. Avoid dates near earnings announcements and off-cycle exception grants. For new hires, grants must be made following their actual commencement of employment.

3.	Grant only at in person or telephonic meetings of the Board or Compensation Committee that occur before the predetermined grant dates and not through unanimous written consent actions. The Compensation Committee should meet monthly or every other month.

4.	Complete all grant documentation before the predetermined grant dates and circulate information to those approving the grants prior to the meeting. If there are any changes to the grants resulting from the meeting, the changes will be documented.

5.	Provide for participation by legal personnel (external counsel) in Board and Compensation Committee meetings and timely and accurately communicate Board and Compensation actions to responsible human resources, finance, and stock administration personnel.

6.	Ensure the completion and execution of Board and Compensation Committee minutes promptly after meetings, and approve them at the following Board or Compensation Committee meeting, as applicable.

7.

Establish controls to prohibit any revisions to lists of approved grants or modification of equity grants, whether direct or indirect (i.e., through adoption of separate individual agreements which impact outstanding grants), including termination arrangements providing for accelerated vesting or extended vesting or exercising of options, without prior review by representatives of human resources, finance and legal and approval by the Board or Compensation Committee.

8.	Timely communicate material terms of grants to recipients following their effective date of grant.

9.	Maintain all documentation related to equity grant approval centrally (e.g., Compensation Committee minutes). One person should be responsible for entering stock option grants into the equity tracking software program, and a second person should review the input in a timely manner to guard against errors. Grants should be entered into the system shortly after they are made, rather than at end of each quarter. Grant lists should be marked to indicate the dates on which they become final, and the stock administrator should indicate the date on which grant lists and other relevant documents are received, so as to provide an appropriate audit trail.

10.	Establish written policies and procedures for equity grants, vesting, exercises, sales and recordkeeping consistent with the above that have been approved jointly by representatives from finance and human resources (including stock administration personnel) and discussed with the Compensation Committee.

11.	Monitor any guidance regarding equity grant procedures from the SEC and the public accounting community, to make sure procedures are in compliance.

12.	Implement annual formal review of stock option documentation, including plan documents, agreements, and approving resolutions, to ensure compliance and understanding of material terms by representatives of finance, human resources and stock administration personnel. Any proposed amendments to plan documents should be reviewed by finance, human resources and stock administration personnel before approval by Board.

13.	Establish regular training programs for stock administration, human resources, and finance personnel, covering the equity grant process and proper accounting. Provide for active involvement of external legal counsel or other appropriate experts in training and review of the equity grant process.

14.	Establish and proactively monitor internal controls regarding the equity grant process, including the IT processes involved in grant procedures. Ensure that full audit functionality of equity tracking software is understood and employed and kept up to date.

15.	Establish and proactively monitor internal controls regarding cash exercises of stock options to ensure that such exercises and payments therefore are fully and accurately documented, all necessary approvals are obtained and documented, and such exercises are accurately and timely entered into the Equity Edge tracking software system.

16.	Ensure that our disclosure controls adequately address the processes for making, recording, disclosing and accounting for equity grants and exercises of such grants.

We believe that the changes made in March 2006 remediated the past material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting, and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during fiscal year 2006 and not been detected as part of our financial reporting close process. As a result, we believe that the likelihood that a material error in our financial statements that could have occurred and not been detected as of September 30, 2006 was remote.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as

amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of September 30, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Our independent registered accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

Item 9B. Other Information

In our proxy statement for the 2006 annual meeting of stockholders, we advised that in order to be included in our proxy materials for the 2007 annual meeting of stockholders, stockholder proposals must be received by the Secretary of the Company no later than September 5, 2006, and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended. We also advised that, pursuant to our bylaws, for nominations or other business to be properly brought before the 2007 annual meeting by a stockholder, such stockholder must provide written notice delivered to the Secretary of the Company one hundred twenty (120) days prior to the anniversary of the mailing of the proxy statement for the 2006 annual meeting of stockholders, or September 5, 2006. However, we now anticipate that we will hold our 2007 annual meeting on July 30, 2007. Since the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year’s proxy statement, or February 3, 2007, pursuant to Rule 14a-8 of the Exchange Act of 1934, as amended, for a stockholder proposal to be included in the proxy statement for the 2007 annual meeting, it must have been received by us a reasonable time before we begin to print and mail our proxy materials; and pursuant to our bylaws, for notice of nominations or other business to be timely and properly brought before the 2007 annual meeting, it must be received by us within a reasonable time before the meeting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors

Name of Director	Age	Principal Occupation
Jimmy S. M. Lee	51	President, Chief Executive Officer and Chairman of the Board of Directors of the Company

Kong Yeu Han	52	Vice Chairman of the Company

Melvin Keating	60	President and Chief Executive Officer, Alliance Semiconductor

Ping K. Ko	56	President, Silicon Federation International, Ltd.

Keith McDonald	59	Former Sr. V.P. of Sales & Marketing

Bryant Riley	40	Founder and Chief Executive Officer of B. Riley & Co., Inc.

Lip-Bu Tan	47	Chairman, Walden International

Hide L. Tanigami	56	President and Chief Executive Officer, Marubun USA Corporation

Bruce A. Wooley	63	Chairman, Department of Electrical Engineering, Stanford University

Except as set forth below, each Director has been engaged in his principal occupation described above during the past five (5) years. There are no family relationships among any directors or executive officers of the Company.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He reassumed the role of President in November 2005. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. Mr. Lee has served as a director of ICSI, a memory supplier, since September 1990 and has served as Chairman of ICSI since May 2005. We acquired control of ICSI in May 2005. He has served as a director of Chrontel, a video optics company, since July 1995, as a director of Signia Technologies (Signia), a developer of wireless semiconductors from July 2000 to September 2006 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, since March 2006. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

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

Melvin Keating has served as one of the Company’s directors since September 2006. Mr. Keating is President and Chief Executive Officer of Alliance Semiconductor. Prior to Alliance Semiconductor, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx, Inc. from April 2004 to September 2005. Prior to Quovadx from 1997 to 2004, Keating served as a strategy consultant to Warburg Pincus Equity Partners, a private equity and venture capital firm. From 1995 to 1997, Mr. Keating served as President and CEO of Sunbelt Management, a private company that owns and manages commercial and retail properties. From 1986 to 1995, Mr. Keating served as Senior Vice President—Finance and Administration of Olympia & York Companies (and its successors), a private real estate development company. From 2001 to 2004,

Mr. Keating served on the board of Price Legacy Corporation, a REIT he helped create while at Warburg Pincus. In addition he currently serves on the boards of Kitty Hawk Inc. and Tower Semiconductor. Mr. Keating holds two Masters degrees from the University of Pennsylvania, Wharton School.

Ping K. Ko has served as one of the Company’s directors since July 2004. Since August 2005, Dr. Ko has been the President of Silicon Federation International, Ltd., a venture holding company. From September 2003 to August 2005, Dr. Ko was Executive Director of Wearnes Technology Pte. Ltd. and Chairman of Wearnes Semiconductor Co., Ltd., both of which are multinational electronics companies. From 2000 to 2003, he was chief strategy officer at Authosis, Inc., a venture capital company headquartered in Hong Kong. From 1993 to 2000, Dr. Ko was Dean of Engineering at Hong Kong University of Science and Technology (HKUST). From 1984 to 1993, he was on the faculty of the University of California, Berkeley and was vice chairman of the EECS department and director of the Berkeley Microfabrication Laboratory. He was a member of the technical staff at Bell Laboratories, a telecommunications company, from 1982 to 1983. Dr. Ko holds Ph.D. and M.S. degrees in electrical engineering and computer science from the University of California, Berkeley and a B.S. degree in physics from Hong Kong University.

Keith McDonald has served as one of the Company’s directors since December 2006. Mr. McDonald is currently an independent consultant. Mr. McDonald was a Senior Vice President of Sales & Marketing at Alien Technologies from 2004 through 2006. Prior to Alien, Mr. McDonald was a Corporate Vice President of global accounts and relationship management at Solectron, a leading provider of electronics manufacturing and supply chain services. Before Solectron, Mr. McDonald spent ten years at Samsung Semiconductor as a Senior Vice President of Sales and Marketing and a member of the Board of Directors.

Bryant R. Riley has served as one of the Company’s directors since September 2006. Mr. Riley is the founder and has been the Chief Executive Officer of B. Riley & Co., Inc. since January 1997. B. Riley & Co., a member of the NASD, provides research and trading ideas primarily to institutional investors. Mr. Riley has also been the General Partner of Riley Investment Management since 2001, an asset management company. He is currently a director of Celeritek, Inc., Aldila Inc., and chairman of Alliance Semiconductor Corp. Bryant R. Riley is the founder and Chairman of B. Riley & Co., Inc. in Los Angeles, California since January 1997. Mr. Riley has been the Managing Member of Riley Investment Management, LLC, investment advisory firm in Los Angeles, California, since 2001. Mr. Riley holds a Bachelor of Science degree with major in Finance from the Lehigh University in Bethlehem, Pennsylvania.

Lip-Bu Tan has served as one of the Company’s directors since March 1990. Mr. Tan is the founder and Chairman of Walden International, a venture capital fund. He has served as a director of Cadence Design Systems, an electronics design automation software company, since February 2004; Creative Technology, a computer entertainment products company, since May 1990; Centillium Communications, a broadband communications company, since May 1997; Sina Corporation, an online media company, since April 1999; Flextronics Corporation, an electronics manufacturing services company, since April 2003; Semiconductor Manufacturing International Corporation, a foundry in China, since January 2002; and Leadis Technology, a developer of mixed signal semiconductor company, since September 2002. Mr. Tan is also a member of the board of directors of numerous private companies. Mr. Tan holds an M.S. degree in nuclear engineering from the Massachusetts Institute of Technology, an M.B.A. from the University of San Francisco, and a B.S. degree in physics from Nanyang University, Singapore.

Hide L. Tanigami has served as one of the Company’s directors since December 1997. Mr. Tanigami has been the Chairman and Chief Executive Officer of Marubun/Arrow USA, LLC, an electronic components distribution company, since August 2000. Since January 1996, he has also been President and Chief Executive Officer of Marubun USA Corporation, a semiconductor solutions company. From 1998 until 2000, Mr. Tanigami was the Chairman of Catalyst Semiconductor, a non-volatile programmable products semiconductor company. From October 1985 until March 1994, Mr. Tanigami was a co-founder and Vice President of Corporate Development at Catalyst Semiconductor. Mr. Tanigami currently serves as a member of the board of directors of

Marubun Corporation, a semiconductor solutions company. Mr. Tanigami also serves as a member of the board of directors of the following private companies: Ecrio, a software provider for voice and data services; and Unity Semiconductor Corporation.

Mr. Tanigami holds an M.A. degree from San Francisco State University and a B.A. degree from Kansai University of Foreign Studies.

Bruce A. Wooley has served as one of the Company’s directors since September 2002. Since 1999, Dr. Wooley has been Chairman of the Department of Electrical Engineering at Stanford University. From 1993 to 1999, Dr. Wooley was Director of the Integrated Circuits Laboratory at Stanford University. He has been a Professor of Electrical Engineering at Stanford University since 1984 and was a member of the research staff at Bell Laboratories, a telecommunications company, from 1970 to 1984. Dr. Wooley has also served as a director of Chrontel, a video optics company, since 1989. Dr. Wooley holds Ph.D., M.S., and B.S. degrees in electrical engineering from the University of California, Berkeley.

Messrs. Keating, McDonald and Riley’s appointments to the Board of Directors were made as contemplated by that certain letter agreement entered into by the Company on August 28, 2006 with Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc. (the “Riley Parties”), as amended as of November 30, 2006. Pursuant to the letter agreement, the Company agreed, among other things, to expand the size of its Board of Directors from seven members to nine members and elect each of Bryant Riley and Melvin Keating to fill the vacancies created by such increase no later than September 15, 2006. Additionally, the Company agreed to deliver to the Riley Parties written commitments from three of the Company’s then current directors (other than Jimmy S. Lee and Kong Yeu Han) not to seek or accept re-nomination for election to the Board of Directors at the Company’s 2007 annual meeting of stockholders. The Letter Agreement further anticipates that the Company’s nominating committee will nominate for election at the Company’s 2007 annual meeting of stockholders the six remaining directors and one additional independent director (who is Mr. McDonald) mutually agreeable to the Riley Parties and the Company’s board of directors and its nominating committee and that the size of the Board of Directors will be reduced to seven members at such time.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of filings under Section 16(a) of the Exchange Act received by it, or written representations from certain reporting persons, the Company believes that during fiscal 2006, all Section 16 filing requirements were met, except that Bryant R. Riley, a director, filed four (4) late Form 4’s with respect to six (6) transactions.

The Audit Committee.

During fiscal 2006, Mr. Tan served as head of the Audit Committee along with members Messrs. Ko and Wooley. The Audit Committee held six (6) meetings during fiscal 2006. The Audit Committee now consists of Messrs. Keating, Ko and Riley. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm; provides oversight and monitoring of Company management and the independent registered public accounting firm and their activities with respect to the Company’s financial reporting process and internal controls; provides the Board of Directors with the results of its monitoring and recommendations derived there from; and provides to the Board of Directors such additional information and materials as it may deem necessary to make the Board of Directors aware of significant financial matters that require the attention of the Board of Directors.

The Board of Directors believes that each member of the Audit Committee is an “independent director” as that term is defined by the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that each of Mr. Ko and Mr. Tan is an audit committee financial expert, as defined by the Securities and Exchange Commission (the “SEC”) guidelines.

Code of Business Conduct and Ethics

In January 2004, the Company adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of the Code is published on the Company’s website at www.issi.com. The Company intends to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers, on the Company’s website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

Compensation of Directors

Non-employee directors receive a yearly retainer of $15,000 plus $3,000 for attendance at each regularly scheduled Board of Directors meeting and $1,000 for attendance at each telephone Board of Directors meeting. Non-employee directors receive $1,000 for attendance at board committee meetings in person or by telephone and the non-employee chairperson of a board committee receives an additional $1,000 payment per committee meeting attended in person (but not if attended by telephone). Members of the Special Committee, Mr. Ko and Mr. Wooley, receive $2,000 for attendance at each Special Committee meeting whether in person or by telephone. Non-employee directors are reimbursed for all reasonable expenses incurred by them in attending Board of Directors and Committee meetings. In addition, each non-employee director is eligible to participate in the Company’s 1995 Director Stock Option Plan (the “Director Plan”). Under the Director Plan, each non-employee director is automatically granted a nonstatutory option to purchase 10,000 shares of common stock on the date on which such person first becomes a non-employee director. In addition, each director who has been a non-employee director for at least six (6) months will automatically receive a nonstatutory option to purchase 2,500 shares of common stock upon such director’s annual reelection to the Board of Directors by the stockholders. Options granted under the Director Plan have a term of seven (7) years unless terminated sooner upon the termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. The exercise price of each option granted under the Director Plan is equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are subject to cumulative monthly vesting over a twelve (12) month period commencing at the date of grant.

The employee directors, Mr. Lee, Mr. Han and Mr. Fischer, receive no separate compensation to serve as directors of the Company. On February 3, 2006, Mr. Ko, Mr. Tan, Mr. Tanigami and Mr. Wooley were each granted an option under the Director Plan to purchase 2,500 shares of common stock at an exercise price of $6.26 per share. On September 7, 2006, upon their appointment to the Board, Mr. Keating and Mr. Riley were each granted an option under the Director Plan to purchase 10,000 shares of common stock at an exercise price of $5.16 per share. The options expire upon the earlier of seven (7) years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors currently consists of Messrs. McDonald, Riley and Wooley and during fiscal 2006 consisted of Messrs. Tan and Tanigami, none of whom has been or is an officer or an employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. See “Certain Transactions” for details regarding Mr. Tan’s relationship with one of the Company’s suppliers.

Report of the Compensation Committee of the Board of Directors1

The members of the Compensation Committee of the Board of Directors currently are Messrs. McDonald, Riley and Wooley and during fiscal 2006 were Messrs. Tan and Tanigami. All such members are non-employee directors. The Compensation Committee reviews compensation levels of the Company’s executive officers, recommends to the Board of Directors for approval of the salaries and other compensation paid to such executives, and approves stock option grants to executive officers.

Compensation Philosophy.    The Company’s executive pay programs are designed to attract and retain executives who will contribute to the Company’s long-term success, to reward executives for achieving both short and long-term strategic Company goals, to link executive and stockholder interests through equity based plans, and to provide a compensation package that recognizes individual contributions and Company performance. A meaningful portion of each executive’s total compensation is intended to be variable and to relate to and be contingent upon Company performance and upon individual performance. Corporate performance is measured by relevant financial results and the success of the management team in non-financial areas, such as strategic business decisions, operational performance and management objectives. The Company’s compensation philosophy is that cash compensation must be competitive with other semiconductor companies of comparable size in order to help motivate and retain existing staff and provide a strong incentive to achieve specific Company goals. The Company believes that the use of stock options as a long-term incentive links the interests of the employees to that of the stockholders and motivates key employees to remain with the Company to contribute to the Company’s long-term success. When the Compensation Committee grants long-term equity-based incentives, the number of options or shares granted to or owned by the executive, the value of such options or shares and competitive compensation practices of comparable companies are taken into consideration in determining the size and structure of the award.

Components of Executive Compensation.    The two key components of the Company’s executive officer compensation program in fiscal 2006 were base salary and long-term incentives, represented by the Company’s stock option program. No bonuses were paid in fiscal 2006. In determining the total compensation for each of the Company’s executive officers, the Committee evaluates corporate performance, principally revenue and operating profit goals; such executive officer’s individual performance; compensation paid to executive officers of companies of comparable size within the semiconductor industry; and compensation paid to other executive officers of the Company. Base salary is set for each executive commensurate with that person’s level of responsibility, within the parameters of companies of comparable size within the semiconductor industry, and existing industry conditions. For fiscal 2006, Mr. Lee’s base salary was set at $280,000, Mr. K.Y. Han’s cash compensation including base salary and costs of maintaining dual residences was set at $240,000, and Mr. Chang-Chaio Han’s cash compensation including base salary and costs of maintaining dual residences was set at $240,000. These base salaries were effective upon our completion of the tender offer for ICSI in August 2005. Mr. Howarth joined the Company in February 2006 as Vice President and Chief Financial Officer with a base salary of $200,000 per year and participation in profit sharing in an amount equal to 0.3% for fiscal year 2006.

Stock options are generally granted when an executive joins the Company, and additional options may be granted from time-to-time thereafter. The options granted to each executive generally vest over a four (4) year period. In addition to receiving stock option grants, executives are also eligible to participate in the Company’s employee stock purchase plan.

Other elements of executive compensation include participation in the Company’s 401(k) plan, Company-wide medical and dental benefits and a non-qualified deferred compensation program. The Company does not match contributions under the 401(k) plan at this time.

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Mr. Lee receives no additional material compensation or benefits not provided to all executives. Mr. Lee’s total compensation consists of base salary and employee stock options. In determining Mr. Lee’s compensation, the Committee evaluates:

•	corporate performance, principally revenue and operating profit goals;

•	his individual performance;

•	compensation paid to other executive officers of the Company; and

•	compensation paid to chief executive officers of comparable companies.

For fiscal 2006, none of the Company’s executive officers, including Mr. Lee, received a salary increase and no bonuses were paid.

The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Section”). The Section disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless such compensation is performance based. Since the cash compensation of each of the Named Executive Officers is below the $1 million threshold and the Compensation Committee believes that any options granted under the Company’s stock option plan would meet the requirements of being performance based, the Compensation Committee believes that the Section will not reduce the tax deduction available to the Company. The Company’s policy is to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax laws. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company’s success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

Compensation Committee of the Board of Directors

Keith McDonald *

Bryant R. Riley *

Bruce A. Wooley *

*	Messrs. McDonald, Riley and Wooley were appointed to the Compensation Committee in December 2006. As such, they did not participate in any Compensation Committee discussions regarding compensation during fiscal 2006.

Compensation of Executive Officers

The following table sets forth all compensation received for services rendered to the Company and the Company’s subsidiaries in all capacities during the last three (3) fiscal years by (i) the Company’s Chief Executive Officer and (ii) by the three (3) most highly compensated executive officers of the Company who were serving as executive officers as of the end of fiscal 2006 (such officers are hereinafter collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation (1)						Long Term Compensation Awards Options
Name and Principal Position	Fiscal Year	Salary	Bonus (2)		Other Annual Compensation (3)
Jimmy S.M. Lee Chief Executive Officer and President	2006 2005 2004	$280,000 249,231 231,057	$	— — 118,310	$	— — —	60,000 90,000 50,000

Kong Yeu Han(4) Vice Chairman	2006 2005	226,317 103,953		— —		14,675 6,265	20,000 100,000

Gary L. Fischer(5) Chief Financial Officer and Director	2006 2005 2004	135,000 249,231 225,656		— — 91,655		— — —	— 65,000 45,000

Chang-Chaio Han(6) General Manager, ISSI-Taiwan & SRAM/DRAM Business Division	2006 2005	203,843 84,429		— —		14,675 —	20,000 100,000

Scott D. Howarth(7) Vice President and Chief Financial Officer	2006	123,077		—		—	100,000

(1)	Excludes perquisites and other personal benefits that for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such officer.
(2)	Includes incentive awards earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes incentive awards paid in the fiscal year noted but earned in prior years.
(3)	Includes allowances for the cost of maintaining dual residences.
(4)	Mr. K.Y. Han first became an executive officer of the Company in May 2005.
(5)	Mr. Fisher served as an executive officer of the Company through November 2005 and as a Director of the Company through November 2006.
(6)	Mr. C.C. Han first became an executive officer of the Company in May 2005.
(7)	Mr. Howarth first became an executive officer of the Company in February 2006.

Option Grants in Fiscal Year 2006

The following table sets forth information concerning grants of stock options to each of the Named Executive Officers during the fiscal year ended September 30, 2006.

	Individual Grants (1)
Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Jimmy S.M. Lee	60,000	4.4%	$6.66	12/23/12	$162,677	$379,107
Kong Yeu Han	20,000	1.5%	$6.66	12/23/12	$54,226	$126,369
Gary L. Fischer	—	—	—	—	—	—
Chang-Chaio Han	20,000	1.5%	$6.66	12/23/12	$54,226	$126,369
Scott D. Howarth	100,000	7.4%	$6.33	2/21/13	$257,695	$600,538

(1)	Each of these options was granted pursuant to the Company’s 1998 Stock Plan and is subject to the terms of such plan. These options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant of such options and, as long as the optionee maintains continuous employment with the Company, generally vest over a four (4) year period at the rate of one-eighth (1/8) of the shares on the six month anniversary of the date of grant and one-forty-eighth (1/48) of the shares per month thereafter.
(2)	Based on options to purchase an aggregate of 1,357,950 shares of common stock granted to employees during the fiscal year ended September 30, 2006.
(3)	In accordance with SEC rules, shown are the hypothetical gains or “option spreads” that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent the Company’s estimate or projection of future increases in the price of its common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning options exercised by the Named Executive Officers in fiscal 2006, and exercisable and unexercisable stock options held by each of the Named Executive Officers as of September 30, 2006.

			Fiscal Year-End Option Values
	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name		Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jimmy S.M. Lee	—	—	355,878	112,084	$187,844	$2,553
Kong Yeu Han	—	—	85,000	85,000	86,733	—
Gary L. Fischer	—	—	236,844	48,437	74,010	2,553
Chang-Chaio Han	—	—	40,625	85,000	15,511	—
Scott D. Howarth	—	—	14,583	85,417	—	—

(1)	The value of an “in the money” option represents the difference between the exercise price of such option and the fair market value of the Company’s common stock at September 30, 2006 of $5.57 per share, multiplied by the total number of shares subject to the option.

Comparison of Total Cumulative Stockholder Return1

The following graph sets forth the Company’s total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2001 through September 30, 2006. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; the Company has paid no dividends on its common stock.

Historical stock price performance should not be relied upon as indicative of future stock price performance.

Indexed Stock Price Comparison

September 30, 2001 to September 30, 2006

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners

At February 28, 2007, 37,611,822 shares of the Company’s common stock, $.0001 par value per share, were issued and outstanding and no shares of the Company’s preferred stock, $.0001 par value per share, were issued and outstanding. As of February 28, 2007, the following entities were known by the Company to be the beneficial owners of more than 5% of the Company’s common stock:

	Beneficial Ownership
Name of 5% Beneficial Owners	Number of Shares	Percent of Total

Bryant R. Riley(1) 11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90025	4,523,625	12.0%

Donald Smith & Co., Inc.(2) 152 West 57th Street, 22nd Floor New York, NY 10019-3395	3,725,200	9.9%

Lloyd I. Miller III(2) 4550 Gordon Drive Naples, FL 34102	3,265,477	8.7%

Dimensional Fund Advisors, Inc.(2) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401-1005	2,870,426	7.6%

(1)	Based on a Form 13D filed with the SEC as of September 18, 2006. Includes 2,532,509 shares of Common Stock owned by SACC Partners LP. Because Riley Investment Management LLC has sole voting and investment power over SACC Partners LP’s security holdings and Mr. Riley, in his role as the sole manager of Riley Investment Management LLC, controls its voting and investment decisions, each of SACC Partners LP, Riley Investment Management LLC, and Mr. Riley may be deemed to have beneficial ownership of the 2,532,509 shares owned of record by SACC Partners LP. Also, includes 201,115 shares of Common Stock owned by B. Riley & Co., Inc. Because Mr. Riley, in his role as Chairman and sole equity owner of B. Riley & Co., Inc. controls its voting and investment decisions, Mr. Riley may be deemed to have beneficial ownership of the 201,115 shares owned of record by B. Riley & Co., Inc. Also, includes 125,000 shares of Common Stock owned by B. Riley & Co. Retirement Trust. Because Mr. Riley, in his role as Trustee of the B. Riley & Co. Retirement Trust, controls its voting and investment decisions, Mr. Riley may be deemed to have beneficial ownership of the 125,000 shares owned of record by B. Riley & Co. Retirement Trust. Riley Investment Management LLC has shared voting and dispositive power over 407,552 shares of Common Stock owned by investment advisory clients of Riley Investment Management LLC. Although Mr. Riley controls Riley Investment Management LLC’s voting and investment decisions for the investment advisory clients, Mr. Riley disclaims beneficial interest in these shares. Mr. Riley also holds 1,665,001 shares of Common Stock in a joint account with his spouse and has shared voting and investment power over the shares in the joint account. Mr. Riley may be deemed to have beneficial ownership of the 1,665,001 shares owned of record in the joint account.
(2)	Based on a Schedule 13G filed with the SEC as of December 31, 2006.

Security Ownership of Management

The following table sets forth the beneficial ownership of the Company’s common stock as of February 28, 2007 (i) by each director of the Company, (ii) by each of the Named Executive Officers, and (iii) by all current directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. The number and percentage of shares beneficially owned is computed on the basis of 37,611,822 shares of common stock outstanding as of February 28, 2007. Shares of common stock that a person has the right to acquire within sixty (60) days of February 28, 2007 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

	Beneficial Ownership
Name	Number of Shares	Percent of Total
Jimmy S.M. Lee(1)	548,303	1.4%
Kong Yeu Han(2)	108,750	*
Chang-Chaio Han(3)	64,375	*
Scott Howarth(4)	35,417	*
Melvin Keating(5)	10,433	*
Ping K. Ko(6)	15,000	*
Keith McDonald(7)	3,333	*
Bryant Riley(8)	4,529,458	12.0%
Lip-Bu Tan(9)	39,500	*
Hide L. Tanigami(10)	25,000	*
Bruce A. Wooley(11)	18,000	*
All directors and executive officers as a group (11 persons) (12)	5,397,569	14.1%

*	Less than 1%
(1)	Includes 386,087 shares issuable upon exercise of options held by Mr. Lee that are exercisable within sixty (60) days of February 28, 2007.
(2)	Includes 108,750 shares issuable upon exercise of options held by Mr. Kong Yeu Han that are exercisable within sixty (60) days of February 28, 2007.
(3)	Includes 64,375 shares issuable upon exercise of options held by Mr. Chang-ChaioHan that are exercisable within sixty (60) days of February 28, 2007.
(4)	Includes 35,417 shares issuable upon exercise of options held by Mr. Howarth that are exercisable within sixty (60) days of February 28, 2007.
(5)	Includes 5,833 shares issuable upon exercise of options held by Mr. Keating that are exercisable within sixty (60) days of February 28, 2007.
(6)	Includes 15,000 shares issuable upon exercise of options held by Mr. Ko that are exercisable within sixty (60) days of February 28, 2007.
(7)	Includes 3,333 shares issuable upon exercise of options held by Mr. McDonald that are exercisable within sixty (60) days of February 28, 2007.
(8)

Includes 2,532,509 shares of Common Stock owned by SACC Partners LP. Because Riley Investment Management LLC has sole voting and investment power over SACC Partners LP’s security holdings and Mr. Riley, in his role as the sole manager of Riley Investment Management LLC, controls its voting and investment decisions, each of SACC Partners LP, Riley Investment Management LLC, and Mr. Riley may be deemed to have beneficial ownership of the 2,532,509 shares owned of record by SACC Partners LP. Also, includes 201,115 shares of Common Stock owned by B. Riley & Co., Inc. Because Mr. Riley, in his role as Chairman and sole equity owner of B. Riley & Co., Inc. controls its voting and investment decisions,

Mr. Riley may be deemed to have beneficial ownership of the 201,115 shares owned of record by B. Riley & Co., Inc. Also, includes 125,000 shares of Common Stock owned by B. Riley & Co. Retirement Trust. Because Mr. Riley, in his role as Trustee of the B. Riley & Co. Retirement Trust, controls its voting and investment decisions, Mr. Riley may be deemed to have beneficial ownership of the 125,000 shares owned of record by B. Riley & Co. Retirement Trust. Riley Investment Management LLC has shared voting and dispositive power over 407,552 shares of Common Stock owned by investment advisory clients of Riley Investment Management LLC. Although Mr. Riley controls Riley Investment Management LLC’s voting and investment decisions for the investment advisory clients, Mr. Riley disclaims beneficial interest in these shares. Mr. Riley also holds 1,665,001 shares of Common Stock in a joint account with his spouse and has shared voting and investment power over the shares in the joint account. Mr. Riley may be deemed to have beneficial ownership of the 1,665,001 shares owned of record in the joint account. Includes 5,833 shares issuable upon exercise of options held by Mr. Riley that are exercisable within sixty (60) days of February 28, 2007.

(9)	Includes 32,500 shares issuable upon the exercise of options held by Mr. Tan that are exercisable within sixty (60) days of February 28, 2007.
(10)	Includes 25,000 shares issuable upon the exercise of options held by Mr. Tanigami that are exercisable within sixty (60) days of February 28, 2007.
(11)	Includes 10,000 shares issuable upon the exercise of options held by Mr. Wooley that are exercisable within sixty (60) days of February 28, 2007.
(12)	Includes 692,128 shares issuable upon the exercise of options that are exercisable within sixty (60) days of February 28, 2007. See notes 1 through 11 above.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is included Part I Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13. Certain Relationships and Related Transactions

We have entered into indemnification agreements with our officers and directors containing provisions that may require us, among other thing, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the year ended September 30, 2006, the Company’s purchases of goods from SMIC were approximately $21,352,000. At September 30, 2006, the Company had an accounts payable balance to SMIC of approximately $4,440,000.

The Company sells semiconductor products to Key Stream Corp. (KSC) in which the Company had approximately a 22% equity interest at September 30, 2006. Kong-Yeu Han, a director of the Company, is a director of KSC. For the year ended September 30, 2006, the Company sold approximately $140,000 of memory products to KSC. At September 30, 2006, the Company had an accounts receivable balance from KSC of approximately $155,000.

Lip-Bu Tan has been a director of Flextronics since April 3, 2003. For the year ended September 30, 2006, the Company sold approximately $830,000 of memory products to Flextronics. At September 30, 2006, the Company had an accounts receivable balance from Flextronics of approximately $251,000. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics. The Company has determined that Mr. Tan did not have a direct or indirect material interest in the Company’s transactions with Flextronics and that the Company’s transactions with Flextronics are not material to Mr. Tan’s status as an independent director.

As of August 28, 2006, the Company entered into a letter agreement with Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc. (the “Riley Parties”), as amended as of November 30, 2006. Pursuant to the letter agreement, the Company expanded the size of its Board of Directors from seven members to nine members and elected Bryant Riley and Melvin Keating to fill the vacancies created by such increase. Bryant Riley is a director and an affiliate of the other Riley Parties. Additionally, the Company agreed to deliver to the Riley Parties written commitments from two of the Company’s current directors (other than Jimmy S. Lee and Kong Yeu Han) not to seek or accept re-nomination for election to the Board of Directors at the Company’s 2007 annual meeting of stockholders. The Letter Agreement further anticipates that the Company’s nominating committee will nominate for election at the Company’s 2007 annual meeting of stockholders the six remaining directors and one additional independent director (who is Mr. McDonald) and that the size of the Board of Directors will be reduced to seven members at such time.

As of September 7, 2006, the Company entered into a Standstill Agreement with the Riley Parties as contemplated by the letter agreement described above. Pursuant to the Standstill Agreement, the Riley Parties have agreed, until the date on which proxies for the Company’s 2008 annual meeting of stockholders are first solicited, not to, among other things:

•	acquire (or offer or agree to acquire) any material amount of assets of the Company, or encourage any third party to do so;

•	encourage any third party that they acquire (or offer or agree to acquire) 15% or more of any voting securities of the Company (including any such securities already held by such third party);

•

participate (or encourage any third party to participate) in any “solicitation” of “proxies” to vote (as such terms are used in the rules of the Securities and Exchange Commission), or seek to advise or influence any person or entity with respect to the voting of any voting securities of the Company, with respect to the foregoing or, among other things, (i) any extraordinary transaction, such as a merger, reorganization or liquidation involving the Company, certain changes in the present structure or membership of the board of directors or management of the Company, except as provided in the letter agreement, or any change to any material term of the employment contract of any executive officer of the Company, (ii) the opposition of any person nominated by the Company’s nominating committee, or (iii) any material change in the Company’s capital structure or business; or

•

take any action that could require the Company to make a public announcement regarding the possibility of the foregoing or take certain other actions in connection with the foregoing, including making a public announcement or forming or participating in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2006 and 2005.

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$1,750,000	$1,418,192
Audit-Related Fees	—	—
Tax Fees	20,000	93,800
All Other Fees	1,500	1,280

Total	$1,771,500	$1,513,272

Audit Fees.    This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q quarterly reports, the audit of management’s assessment of the effectiveness, as well as the audit of the effectiveness, of the Company’s internal controls over financial reporting included in the Form 10-K for fiscal 2006 as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees.    This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees”. There were no services provided under this category for fiscal years 2006 and 2005.

Tax Fees.    This category consists of professional services rendered by Ernst & Young, primarily in connection with the Company’s tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees.    This category consists of fees for other corporate services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent registered public accounting firm is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting.

During fiscal 2006, the Audit Committee approved in advance all audit and non-audit services to be provided by Ernst & Young.

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 54 of this Annual Report.

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

3.	Exhibits

Exhibit Number		Description of Document
3.1	(2)	Restated Certificate of Incorporation of Registrant.

3.2	(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3		Bylaws of Registrant.

3.4	(8)

Letter Agreement, dated August 28, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, R. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

3.5	(9)

Standstill Agreement dated as of September 7, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

3.6	(10)

Letter Agreement dated as of December 5, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

4.2	(1)	Form of Common Stock Certificate.

10.1	(1)	Form of Indemnification Agreement.

10.2	(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3	(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4	(9)*	1995 Director Stock Option Plan, as amended.

10.5	(5)*	Nonstatutory Stock Plan, as amended.

10.6	(4)*	1998 Stock Plan, as amended.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 134).

31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed August 30, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed December 7, 2006.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ JIMMY S.M. LEE
Jimmy S.M. Lee
Chairman of the Board, Chief Executive Officer and President

Date: May 29, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jimmy S.M. Lee and Scott D. Howarth, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S. M. LEE (Jimmy S.M. Lee)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ SCOTT D. HOWARTH (Scott D. Howarth)	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/s/ MELVIN L. KEATING (Melvin L. Keating)	Director

/s/ PING K. KO (Ping K. Ko)	Director

/s/ KEITH MCDONALD (Keith McDonald)	Director

/s/ BRYANT RILEY (Bryant Riley)	Director

/s/ LIP-BU TAN (Lip-Bu Tan)	Director

/s/ HIDE TANIGAMI (Hide Tanigami)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

Date: May 29, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3	Bylaws of Registrant.

3.4(8)

Letter Agreement, dated August 28, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, R. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

3.5(9)

Standstill Agreement dated as of September 7, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

3.6(10)

Letter Agreement dated as of December 5, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(9)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 134).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2002.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed August 30, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed December 7, 2006.