Form 10-Q
period 2006-06-30
INTEGRATED SILICON SOLUTION INC
filed 2007-05-31
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

2231 Lawson Lane, Santa Clara, California 95054

(Former name, former address, and former fiscal year if changed since last report)

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

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2007 was 37,611,822.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

EXPLANATORY NOTE

In this Form 10-Q, Integrated Silicon Solution, Inc. (“ISSI,” “we,” “us” or “our”) is restating its condensed consolidated balance sheet as of September 30, 2005, the related consolidated statements of operations for the three and nine months ended June 30, 2005, and the related consolidated statement of cash flows for the nine months ended June 30, 2005 as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors. This restatement is more fully described in Note 2 “Restatement of Condensed Consolidated Financial Statements” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In our Form 10-K for the year ended September 30, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), we are restating our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. In addition, we are restating our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

Financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to May 9, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to May 9, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-K and Form 8-K filed by us with the Securities and Exchange Commission (SEC) on and after May 9, 2006.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
Net sales (See Note 17)	$53,249	$53,722	$157,587	$119,971
Cost of sales (See Note 17)	48,911	46,428	140,219	113,935

Gross profit	4,338	7,294	17,368	6,036

Operating expenses:
Research and development	5,459	5,277	16,574	15,536
Selling, general and administrative	6,509	6,211	20,360	16,318
Acquired in-process technology charge	—	1,480	499	1,915

Total operating expenses	11,968	12,968	37,433	33,769

Operating loss	(7,630)	(5,674)	(20,065)	(27,733)
Interest and other income (expense), net	696	917	3,441	2,343
Gain on sale of investments	267	500	2,454	3,405

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(6,667)	(4,257)	(14,170)	(21,985)
Provision for income taxes	51	9	164	26

Loss before minority interest and equity in net loss of affiliated companies	(6,718)	(4,266)	(14,334)	(22,011)
Minority interest in net loss of consolidated subsidiary	39	445	689	631
Equity in net loss of affiliated companies	(233)	(1,134)	(709)	(11,776)

Net loss	$(6,912)	$(4,955)	$(14,354)	$(33,156)

Basic and diluted net loss per share	$(0.18)	$(0.13)	$(0.38)	$(0.91)

Shares used in per share calculation	37,488	36,830	37,367	36,538

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	September 30, 2005
	(unaudited)	As restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$37,529	$27,484
Restricted cash	—	301
Short-term investments	79,639	96,427
Accounts receivable, net	27,822	28,255
Accounts receivable from related parties (See Note 17) 423	253
Inventories	54,170	60,468
Other current assets	4,354	3,594

Total current assets	203,937	216,782
Investments	—	9,182
Property, equipment, and leasehold improvements, net 22,887	23,636
Goodwill	25,338	20,232
Purchased intangible assets, net	5,876	6,142
Other assets	5,981	8,142

Total assets	$264,019	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$8,797	$6,628
Accounts payable	29,234	29,612
Accounts payable to related parties (See Note 17)	4,247	6,093
Accrued compensation and benefits	3,187	2,509
Accrued expenses	9,931	8,029

Total current liabilities	55,396	52,871
Other long-term liabilities	2,105	1,793

Total liabilities	57,501	54,664
Commitments and contingencies
Minority interest	694	6,566
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	377,511	376,477
Accumulated deficit	(178,141)	(163,787)
Unearned compensation	—	(3,917)
Accumulated comprehensive income	6,450	14,109

Total stockholders’ equity	205,824	222,886

Total liabilities and stockholders’ equity	$264,019	$284,116

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2006	2005
		As restated (1)
Cash flows from operating activities
Net loss	$(14,354)	$(33,156)
Depreciation and amortization	2,775	2,455
Stock-based compensation	3,582	1,518
Amortization of intangible assets	1,270	301
Acquired in-process technology charge	499	1,915
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	—	(2,905)
Gain on sale of shares of Signia Technologies Inc. (Signia)	(2,187)	—
Gain on sale of shares of E-CMOS Corporation (E-CMOS)	(267)	—
Gain on sale of shares of NexFlash equity securities	—	(482)
Gain on sale of other investment	—	(18)
Loss on embedded derivative	—	21
Gain on disposal of asset	(541)	(281)
Net foreign currency transaction (gains) losses	(339)	13
Equity in net loss of affiliated companies	709	11,776
Minority interest in net loss of consolidated subsidiary	(689)	(631)
Net effect of changes in current and other assets and liabilities	6,740	16,814

Cash used in operating activities	(2,802)	(2,660)
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,316)	(975)
Proceeds from the sale of assets	1,144	502
Proceeds from sale of SMIC equity securities	—	5,627
Proceeds from sale of Signia equity securities	4,620	—
Proceeds from sale of E-CMOS equity securities	1,454	—
Proceeds from the sale of NexFlash stock	—	2,225
Cash impact of deconsolidation of Signia	(149)	—
Investment in Signia, net of cash and cash equivalents	—	(6,827)
Investment in Integrated Circuit Solution, Inc. (ICSI)	(13,860)	(23,194)
Investment in NexFlash	—	(452)
Purchases of available-for-sale securities	(55,650)	(92,850)
Sales of available-for-sale securities	72,701	160,146

Cash provided by investing activities	8,944	44,202
Cash flows from financing activities
Proceeds from issuance of common stock	1,367	2,248
Principal payments of short-term lines of credit	(53,783)	(1,806)
Proceeds from borrowings under short-term lines of credit	55,743	632
Payment of convertible debentures	—	(14,982)

Decrease in restricted cash	150	1,189

Cash provided by (used in) financing activities	3,477	(12,719)

Effect of exchange rate changes on cash and cash equivalents 426	148

Net increase in cash and cash equivalents	10,045	28,971
Cash and cash equivalents at beginning of period	27,484	17,015

Cash and cash equivalents at end of period	$37,529	$45,986

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

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

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of September 30, 2005, the related consolidated statements of operations for the three and nine months ended June 30, 2005, and the related consolidated statement of cash flows for the nine months ended June 30, 2005 as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Special Committee’s Review Process

The Special Committee reviewed the facts and circumstances surrounding all stock option grants made during the period from January 1, 1997 through July 2006 (“the “Review Period”) as well as grants dated October 13, 1995 and November 8, 1996, which were identified in the derivative complaints, for a total of 104 grant dates. The Special Committee held sixteen meetings and interviewed 20 individuals, including current and former employees of ISSI, officers and directors, and outside counsel. In addition, the Company evaluated all grants in 1995 and 1996 since the date of the Company’s initial public offering and concluded that any possible additional errors arising from grants made during this time would not be material to the financial statements included in this Form 10-Q.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

In the Company’s restatements for fiscal years 1997 to 2003 and 2005, no adjustments were made to the originally reported income tax provision or benefit resulting from the additional stock-based compensation expenses. No tax benefits were recorded for additional stock-based compensation for these years since such amounts were offset by valuation allowances which would not be realized given the existence of operating losses and lack of earnings history. In the Company’s restatement for fiscal year 2004, a $52,000 reduction to the amount of originally reported tax provision was recorded to reflect the tax benefits that the additional stock-based compensation had to the federal alternative minimum tax expense.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The impact of the restatement is summarized as follows:

(in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Revised measurement dates	$117	$815	$2,084	$5,318	$6,489	$5,055	$4,117	$3,210	$1,959	$29,164
Variable accounting treatment			$1,120	$1,349	$(98)	$(82)	$95			$2,384
Stock grants to consultant		$74								$74
Modification of stock option exercise period at termination		$1	$2			$421	$16			$440

Total stock-based compensation restatement	$117	$890	$3,206	$6,667	$6,391	$5,394	$4,228	$3,210	$1,959	$32,062

Payroll tax charge		$1	$38	$237	$50	$24	$5	$9	$4	$368
Reverse when tax period closes						$(1)	$(38)	$(237)	$(50)	$(326)

Net payroll tax impact	$0	$1	$38	$237	$50	$23	$(33)	$(228)	$(46)	$42

Decrease in income tax provision								$(52)		$(52)

Total restatement	$117	$891	$3,244	$6,904	$6,441	$5,417	$4,195	$2,930	$1,913	$32,052

Cumulative increase in accumulated deficit at September 30, 2003							$27,209

Cumulative increase in accumulated deficit at September 30, 2005									$32,052

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables present the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of operations.

	Three Months Ended June 30, 2005			Nine Months Ended June 30, 2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net sales	$53,722	$—	$53,722	$119,971	$—	$119,971
Cost of sales	46,422	6	46,428	113,921	14	113,935

Gross profit	7,300	(6)	7,294	6,050	(14)	6,036

Operating expenses
Research and development	5,063	214	5,277	14,789	747	15,536
Selling, general and administrative	6,059	152	6,211	15,668	650	16,318
Acquired in-process technology	1,480	—	1,480	1,915	—	1,915

Total operating expenses	12,602	366	12,968	32,372	1,397	33,769

Operating loss	(5,302)	(372)	(5,674)	(26,322)	(1,411)	(27,733)
Interest and other income (expense), net	917	—	917	2,343	—	2,343
Gain on sales of investments, net	500	—	500	3,405	—	3,405

Loss before income taxes, minority interest and equity in net loss of affiliated Companies	(3,885)	(372)	(4,257)	(20,574)	(1,411)	(6,941)
Provision for income taxes	9	—	9	26	—	(294)

Loss before minority interest and equity in net loss of affiliated companies	(3,894)	(372)	(4,266)	(20,600)	(1,411)	(22,011)
Minority interest in net loss of consolidated subsidiary	445	—	445	631	—	631
Equity in net loss of affiliated companies	(1,134)	—	(1,134)	(11,776)	—	(11,776)

Net loss	$(4,583)	$(372)	$(4,955)	$(31,745)	$(1,411)	$(33,156)

Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.13)	$(0.87)	$(0.04)	$(0.91)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of September 30, 2005.

	September 30, 2005
	As reported	Adjustments	As restated
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,484	$—	$27,484
Restricted cash	301	—	301
Short-term investments	96,427	—	96,427
Accounts receivable, net	28,255	—	28,255
Accounts receivable from related parties	253	—	253
Inventories	60,468	—	60,468
Other current assets	3,594	—	3,594

Total current assets	216,782	—	216,782
Investments	9,182	—	9,182
Property, equipment and leasehold improvements, net	23,636	—	23,636
Goodwill	20,232	—	20,232
Purchased intangible assets, net	6,142	—	6,142
Other assets	8,142	—	8,142

Total assets	$284,116	$—	$284,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$6,628	$—	$6,628
Accounts payable	29,612	—	29,612
Accounts payable to related parties	6,093	—	6,093
Accrued compensation and benefits	2,467	42	2,509
Accrued expenses	8,029	—	8,029

Total current liabilities	52,829	42	52,871
Other long-term liabilities	1,793	—	1,793

Total liabilities	54,622	—	54,664

Commitments and contingencies

Minority interest	6,566	—	6,566

Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	340,567	35,910	376,477
Accumulated deficit	(131,735)	(32,052)	(163,787)
Accumulated comprehensive income	14,109	—	14,109
Unearned compensation	(17)	(3,900)	(3,917)

Total stockholders’ equity	222,928	(42)	222,886

Total liabilities and stockholders’ equity	$284,116	$—	$284,116

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables present the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of cash flows.

	Nine Months Ended June 30, 2005
	As reported	Adjustments	As restated
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,745)	$(1,411)	$(33,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61	1,457	1,518
Depreciation and amortization	2,455	—	2,455
Amortization of intangibles	301	—	301
Acquired in-process technology charge	1,915	—	1,915
Gain on sale of shares of SMIC	(2,905)	—	(2,905)
Gain on sale of shares of NexFlash stock	(482)	—	(482)
Gain on sale of other investment	(18)	—	(18)
Loss on embedded derivative	21	—	21
Gain on disposal of assets	(281)	—	(281)
Net foreign currency transaction losses	13	—	13
Equity in net loss of affiliated companies	11,776	—	11,776
Minority interest in net loss of consolidated subsidiary	(631)	—	(631)
Net effect of changes in current and other assets and liabilities	16,860	(46)	16,814

Net cash used in operating activities	(2,660)	—	(2,660)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(975)	—	(975)
Proceeds from sale of fixed assets	502	—	502
Purchases of available-for-sale securities	(92,850)	—	(92,850)
Sales of available-for-sale securities	160,146	—	160,146
Investment in Signia, net of cash and cash equivalents	(6,827)	—	(6,827)
Investment in ICSI, net of cash and cash equivalents	(23,194)	—	(23,194)
Investment in NexFlash	(452)	—	(452)
Proceeds from sale of NexFlash stock	2,225	—	2,225
Proceeds from sale of SMIC equity securities	5,627	—	5,627

Net cash provided by investing activities	44,202	—	44,202
Cash flows from financing activities:
Proceeds from issuance of stock through compensation plans	2,248	—	2,248
Proceeds from borrowing under short-term lines of credit	632	—	632
Principal payments of short-term lines of credit	(1,806)	—	(1,806)
Payment of convertible debentures	(14,982)	—	(14,982)
Decrease in restricted cash	1,189	—	1,189

Net cash used in financing activities	(12,719)	—	(12,719)
Effect of exchange rate changes on cash and cash equivalents	148	—	148

Net increase in cash and cash equivalents	28,971	—	28,971
Cash and cash equivalents at beginning of year	17,015	—	17,015

Cash and cash equivalents at end of year	$45,986	$—	$45,986

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported pro forma disclosures under FAS123.

	Three Months Ended June 30, 2005			Nine Months Ended June 30, 2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net loss — as reported	$(4,583)	$(372)	$(4,955)	$(31,745)	$(1,411)	$(33,156)
Intrinsic value method expense included in reported net loss, net of tax	16	418	434	61	1,457	1,518
Fair value expense, net of tax	(756)	(594)	(1,350)	(2,551)	(2,102)	(4,643)

Net loss — pro forma	$(5,323)	$(548)	$(5,871)	$(34,235)	$(2,056)	$(36,291)

Basic and diluted net loss per share — as reported	$(0.12)	$(0.01)	$(0.13)	$(0.87)	$(0.04)	$(0.91)

Basic and diluted net loss per share — pro forma	$(0.14)	$(0.02)	$(0.16)	$(0.94)	$(0.05)	$(0.99)

3. Reclassifications

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

4. Use of Estimates

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

5. Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.

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

6. Stock-based Compensation

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees and directors. At June 30, 2006, the total number of shares subject to options outstanding under all plans was 5,979,000. At June 30, 2006, 2,809,000 shares were available for grant under all plans. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

As approved by the Board of Directors, effective February 1, 2006, future offering periods under the Company’s employee stock purchase plan (ESPP) will have a duration of six months and the purchase price will be equal to 85% of the fair value of the Company’s common stock on the purchase date. Previously, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair value of the Company’s common stock as of the first day of the 24-month offering period or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2006, 1,177,000 shares were available for issuance under the ESPP.

Adoption of SFAS 123R

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (SFAS 123R). Under SFAS 123R, compensation cost is calculated

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

As a result of adopting SFAS 123R on October 1, 2005, the Company recorded stock-based compensation expense of $0.9 million and $3.6 million, in the three and nine month periods ended June 30, 2006, respectively. The impact of adopting SFAS 123R resulted in an increase to the Company’s net loss per share of $0.02 and $0.10 for the three and nine months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $10.7 million of total unrecognized stock-based compensation expense net of estimated forfeitures of $2.1 million related to share-based payments awards under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.8 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

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

During the three and nine months ended June 30, 2006, options to purchase 56,000 shares and 196,000 shares, respectively, were exercised at an aggregate intrinsic value of $178,000 and $559,000, respectively, determined as of the date of option exercise.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock-based compensation plans prior to its adoption of SFAS 123R. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective vesting periods. Disclosures for the three and nine month periods ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123R’s fair-value method during this period and included in the determination of net loss.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
	(As restated)	(As restated)
	(In thousands)
Net loss – as reported	$(4,955)	$(33,156)
Intrinsic value method expense included in reported net loss, net of tax	434	1,518
Fair value method expense, net of tax	(1,350)	(4,643)

Net loss – pro forma	$(5,871)	$(36,291)

Basic and diluted net loss per share – as reported	$(0.13)	$(0.91)
Basic and diluted net loss per share – pro forma	$(0.16)	$(0.99)

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Expected term in years	4.54	2.75	4.53	2.75
Estimated volatility	67%	69%	69%	73%
Risk-free interest rate	4.96%	3.72%	4.50%	3.45%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company utilizes the simplified calculation of expected life under the provisions of the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield. The weighted-average grant date fair value of options granted during the three and nine months ended June 30, 2006 was $3.61 and $3.70, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended June 30, 2005 was $2.91 and $3.35, respectively. The estimated fair value of the employee stock options is amortized to expense ratably over the vesting period of the individual option grants.

7. Concentrations of Credit Risk

In the three and nine months ended June 30, 2006 and June 30, 2005, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Inventories

The following is a summary of inventories by major category:

	June 30, 2006	September 30, 2005
	(In thousands)
Purchased components	$8,925	$10,760
Work-in-process	21,169	16,005
Finished goods	24,076	33,703

	$54,170	$60,468

During the three months and nine months ended June 30, 2006, the Company recorded inventory write-downs of $4.9 million and $14.3 million, respectively. During the three and nine months ended June 30, 2005, the Company recorded inventory write-downs of $0 and $10.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence on certain products.

9. Investments

Investments consisted of the following:

June 30, 2006	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$2,007	$—	$2,007
Municipal notes and bonds	40,150	—	40,150
SMIC common stock	30,346	7,136	37,482

Total	$72,503	$7,136	$79,639

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Certificates of deposit	$3,525	$—	$3,525
Municipal notes and bonds	55,200	—	55,200
Publicly traded equity securities	483	—	483
SMIC common stock—saleable within 12 months	24,341	12,878	37,219
SMIC common stock—saleable in more than 12 months	6,005	3,177	9,182

Total	$89,554	$16,055	$105,609

Reported as:
Short-term investments			$96,427
Investments			9,182

Total			$105,609

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of June 30, 2006, approximately $15.2 million of the Company’s SMIC common stock is subject to lock-up provisions which will expire by February 2007. All debt securities held at June 30, 2006 are due in less than one year. Certificates of deposit are in foreign institutions.

10. Other Assets

Other assets consisted of the following:

	June 30, 2006	September 30, 2005
	(In thousands)
Private equity method investment	$1,037	$1,561
Cost method equity investments	2,464	3,149
Restricted assets	933	914
Other	1,547	2,518

	$5,981	$8,142

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

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net loss as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
		(In thousands)
Net loss	$(6,912)	$(4,955)	$(14,354)	$(33,156)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	79	4,535	1,260	504
Change in unrealized gains/(losses) on investments	(1,741)	3,053	(8,919)	4,598

Comprehensive income (loss)	$(8,574)	$2,633	$(22,013)	$(28,054)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30, 2006	September 30, 2005
	(In thousands)
Accumulated foreign currency translation adjustments	$(686)	$(1,946)
Accumulated net unrealized gain on SMIC	7,136	16,055

Total accumulated other comprehensive income	$6,450	$14,109

12. Borrowings

Short term debt and notes were as follows:

	June 30, 2006		September 30, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(In thousands)		(In thousands)
Working capital loans	$8,797	2.44%	$4,821	2.08%
Commercial paper	—		1,807	2.17%

Total short-term debt and notes	$8,797		$6,628

There were no assets pledged as collateral for short-term debt or notes. The Company has guaranteed the borrowings of Integrated Circuit Solution, Inc. (ICSI) under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of June 30, 2006, $3.1 million was outstanding under this line of credit.

13. Income Taxes

The income tax provision for the three months and nine months ended June 30, 2006 consists primarily of foreign withholding taxes of $51,000 and $164,000, respectively. The income tax provision for the three months and nine months ended June 30, 2005 consists of foreign withholding taxes of $9,000 and $26,000, respectively.

14. Net Loss Per Share

The diluted earnings per share calculations for the three months and nine months ended June 30, 2006 do not include approximately 362,000 and 426,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the three months and nine months ended June 30, 2006, an additional 5,105,000 and 5,019,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2005, approximately 597,000 and 751,000 potential common shares from outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and nine months ended June 30, 2005, an additional 3,036,000 and 3,098,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. Commitments and Contingencies

Legal Proceedings

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2006, the Company had approximately $15.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net sales
United States	$6,408	$6,031	$26,249	$18,259
China	1,285	6,218	10,164	18,726
Hong Kong	12,561	11,633	29,856	23,071
Japan	5,017	—	15,699	—
Taiwan	15,463	17,071	43,208	30,123
Other Asia Pacific countries	6,581	8,839	17,173	16,325
Europe	5,852	3,781	14,764	11,750
Other	82	149	474	1,717

Total net sales	$53,249	$53,722	$157,587	$119,971

	June 30, 2006	September 30, 2005
	(In thousands)
Long-lived assets
United States	$1,465	$2,057
Hong Kong	87	34
China	899	1,360
Taiwan	20,436	20,185

	$22,887	$23,636

17. Related Party Transactions

Prior to May 2005 when the Company gained control and began consolidating the results of ICSI, ICSI was a related party. For the seven months ended April 30, 2005, purchases of goods and services by the Company from ICSI were approximately $1,056,000. The Company also paid ICSI for certain product development costs, license fees and royalties. For the seven months ended April 30, 2005, these charges totaled approximately $169,000.

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the nine months ended June 30, 2006 and June 30, 2005, purchases of goods from SMIC were approximately $15,013,000 and $43,324,000, respectively. Accounts payable to SMIC was approximately $4,247,000 and $6,093,000 at June 30, 2006 and September 30, 2005, respectively.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company provided manufacturing support services to Signia. In February 2006, the Company sold approximately 77% of its shares in Signia, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At June 30, 2006, the Company had approximately a 16% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, is a director of Signia. For the two months ended November 30, 2004, the Company provided services of approximately $382,000 to Signia.

Accounts receivable from related parties consisted of the following:

	June 30, 2006	September 30, 2005
	(In thousands)
Flextronics	$268	$253
KSC	155	—

Total	$423	$253

The following table shows net sales to related parties:

	Nine months ended June 30,
	2006	2005
	(In thousands)
Net sales to related parties
Flextronics	$492	$2,962
ICSI (1)	—	3,185
Others	108	115

Total	$600	$6,262

(1)	Sales to ICSI after May 1, 2005 are eliminated in consolidation.

18. Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and in accordance with generally accepted accounting principles began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. In the nine months ended June 30, 2006, the Company purchased additional shares of ICSI for approximately $13.9 million, increasing its percentage ownership to approximately 97%.

The Company’s decision to acquire ICSI was driven by several considerations including the opportunity to enhance sales, the ability to reduce the combined company’s operating expenses, obtain stronger purchasing power, expand sales channels, and enhance opportunities to develop non-memory product lines.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The purchase price allocation is as follows:

	September 30, 2005	Fiscal 2006 Additions	June 30, 2006
	(In thousands)
Net tangible assets	$40,124	$1,097	$41,221
Intangible assets:
In-process research and development	2,470	499	2,969
Purchased intangible assets	5,583	1,438	7,021
Goodwill	19,112	6,226	25,338
Minority interest	(6,245)	4,600	(1,645)

Total estimated purchase price allocation	$61,044	$13,860	$74,904

The developed technology is being amortized over lives ranging from approximately three to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Pro forma Financial Information

The pro forma financial information presented below is presented as if the acquisition of ICSI had occurred at the beginning of fiscal 2005. The pro forma statements of operations for the three and nine months ended June 30, 2006 and 2005 (restated) include the historical results of the Company and ICSI plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$53,249	$58,636	$157,587	$173,061

Minority interest in net loss of consolidated subsidiary	$41	$176	$453	$900

Net loss	$(7,047)	$(5,434)	$(13,932)	$(43,571)

Basic and diluted net loss per share	$(0.19)	$(0.15)	$(0.37)	$(1.19)

Shares used in per share calculation	37,488	36,830	37,367	36,538

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In the nine months ended June 30, 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 97% at June 30, 2006.

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

Our financial results for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for Key Stream Corp. (KSC), a semiconductor company, on the equity basis. At June 30, 2006, we owned approximately 22% of KSC.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. While the average selling prices for certain of our products increased during the first three quarters of fiscal 2004, the average selling prices for our products declined significantly in the fourth quarter of fiscal 2004. We experienced declines in the average selling prices for certain of our products in fiscal 2005 and the first nine months of fiscal 2006. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 83% and 85% in the first nine months of fiscal 2006 and fiscal 2005, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Nine Months Ended June 30,
	2006	2005
Asia	74%	74%
Europe	9	10
U.S.	17	15
Other	—	1

Total	100%	100%

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

Restatement of Previously Issued Financial Statements

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in Note 2 “Restatement of Condensed Consolidated Financial Statements” to Condensed Consolidated Financial Statements of this Form 10-Q.

In this Form 10-Q, we are restating our condensed consolidated balance sheet as of September 30, 2005, the related consolidated statements of operations for the three and nine months ended June 30, 2005, and the related consolidated statement of cash flows for the nine months ended June 30, 2005 as a result of an independent stock option investigation commenced by the Special Committee of our Board of Directors. This restatement is also described in Note 2 “Restatement of Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements. In our Form 10-K for the year ended September 30, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), we are restating our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. In addition, we are restating our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

Financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to May 9, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to May 9, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-Q and Form 8-K filed by us with the SEC on and after May 9, 2006.

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

The Special Committee’s Review Process

The Special Committee reviewed the facts and circumstances surrounding all stock option grants made during the period from January 1, 1997 through July 2006 (“the “Review Period”) as well as grants dated October 13, 1995 and November 8, 1996, which were identified in the derivative complaints, for a total of 104 grant dates. The Special Committee held sixteen meetings and interviewed 20 individuals, including current and former employees of ISSI, our officers and directors, and outside counsel. The Special Committee reviewed over 390,000 electronic documents and 25 boxes of hard copy documents relating to stock option grants. Collectively, the Special Committee and its advisors expended over 5,600 hours in the course of this investigation. The Special Committee’s investigation was conducted with the full support of current management and the Board. In addition, the Company evaluated all grants in 1995 and 1996 since the date of the Company’s initial public offering and concluded that any possible additional errors arising from grants made during this time would not be material to the financial statements included in this Form
10-Q.

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

Modification of Grants. There were 20 option grants which were modified between the periods of 1997 to 2003 to have the exercise period extended. Under FIN 44 Compensation, we have recorded additional compensation expense for the modification of these option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $440,000.

Consideration for Revised Measurement Dates

We have identified two types of fact patterns regarding the available evidence regarding grants made during the Review Period. In Fact Pattern One, we found documentation to identify a specific date on which the grantees, the number of shares, and the prices of the options were known and support the original measurement date. Grants falling within this first fact pattern are primarily grants to directors and officers. Options granted from February 2006 onward also fall within this category, because at that time, we instituted new procedures for granting stock options. These procedures require contemporaneous documentation of the date of grant. The 31 grants in this category did not require revised measurement dates.

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

•

Chairman and Chief Executive Officer Jimmy Lee was involved in the process of granting options to employees who were not Section 16 Officers through his membership on the Stock Option Committee. The Stock Option Committee delegated in a de facto manner the task of selecting grant dates to Mr. Fischer without knowledge of how Mr. Fischer selected such dates. As a member of the Stock Option Committee, Mr. Lee signed documents that were drafted at Mr. Fischer’s direction authorizing those grants. The Special Committee concluded, however, that Mr. Lee relied on

Mr. Fischer and did not understand the accounting requirements or legal implications of our stock option granting practices. Mr. Lee was forthcoming and cooperated fully with the investigation. As recommended by the Special Committee, as described below, we have admonished Mr. Lee for failing to establish a proper control environment and informally delegating authority to Mr. Fischer, Mr. Lee has voluntarily agreed to give up any economic benefit he received from the improper measurement dates, and the Compensation Committee or the Board is now responsible for granting non-executive stock options. Mr. Lee benefited personally from certain grants with improper measurement dates, specifically, he paid cash to exercise stock options but paid $257,329 less than he should have paid if the exercise prices had been established based on the stock price on the Revised Measurement Date. Mr. Lee has voluntarily agreed to repay this amount to us. In addition, Mr. Lee held vested in-the-money stock options, of which $7,200 represented holding gains associated with improper measurement dates based on the closing price of our Common Stock on March 21, 2007. Mr. Lee voluntarily agreed to amend and increase the exercise prices of all of his vested and unvested stock options, including options that otherwise would have been subject to Section 409A of the Internal Revenue Code, which will eliminate any potential future gains he would have received as a result of the improper measurement dates. .

•

Two of our current directors, Lip-Bu Tan and Hide Tanigami, were involved in the stock option granting process. Mr. Tan and Mr. Tanigami were members of the Compensation Committee. In addition, Mr. Tan along with Mr. Lee served on the Stock Option Committee. The Compensation and Stock Option Committee members delegated in a de facto manner the task of selecting grant dates to Mr. Fischer, without knowledge of how Mr. Fischer selected grant dates, and signed documents that were drafted at Mr. Fischer’s direction authorizing those grants. The Special Committee concluded, however, that Mr. Tan and Mr. Tanigami relied upon Mr. Fischer and did not understand the accounting requirements or legal implications of our stock option granting practices. Both Mr. Tan and Mr. Tanigami were forthcoming and cooperated fully with the investigation. As recommended by the Special Committee, Mr. Tan and Mr. Tanigami no longer serve on the committees responsible for granting stock options. In addition, Mr. Tanigami holds one option grant that is presently out-of-the-money that he voluntarily agreed to reprice to the adjusted exercise price to eliminate a potential gain of $2,350 due to the improper measurement date.

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

In our restatements for fiscal years 1997 to 2003 and 2005, no adjustments were made to the originally reported income tax provision or benefit resulting from the additional stock-based compensation expenses. No tax benefits were recorded for additional stock-based compensation for these years since such amounts were offset by valuation allowances which would not be realized given the existence of operating losses and lack of earnings history. In our restatement for fiscal year 2004, a $52,000 reduction to the amount of originally reported tax provision was recorded to reflect the tax benefits that the additional stock-based compensation had to the federal alternative minimum tax expense.

The impact of the restatement is summarized as follows:

(in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Revised measurement dates	$117	$815	$2,084	$5,318	$6,489	$5,055	$4,117	$3,210	$1,959	$29,164
Variable accounting treatment			$1,120	$1,349	$(98)	$(82)	$95			$2,384
Stock grants to consultant		$74								$74
Modification of stock option exercise period at termination		$1	$2			$421	$16			$440

Total stock-based compensation restatement	$117	$890	$3,206	$6,667	$6,391	$5,394	$4,228	$3,210	$1,959	$32,062

Payroll tax charge		$1	$38	$237	$50	$24	$5	$9	$4	$368
Reverse when tax period closes						$(1)	$(38)	$(237)	$(50)	$(326)

Net payroll tax impact	$0	$1	$38	$237	$50	$23	$(33)	$(228)	$(46)	$42

Decrease in income tax provision								$(52)		$(52)

Total restatement	$117	$891	$3,244	$6,904	$6,441	$5,417	$4,195	$2,930	$1,913	$32,052

Cumulative increase in accumulated deficit at September 30, 2003							$27,209

Cumulative increase in accumulated deficit at September 30, 2005									$32,052

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

We applied an expense sensitivity methodology to examine the largest possible variations in stock-based compensation expense with a range of possible approval dates for each grant event. We developed this range using the original grant date as the earliest date and the revised measurement date as the end date. Our approach resulted in a broad range of dates which in some situations would produce an alternate measurement date before the terms of a grant would be met under APB25. However, based on all available evidence, such as unanimous written consents, email dates, and Board of Director or committee meeting dates, we were unable to identify dates that would provide a more reasonable range of dates for this sensitivity analysis. While we believe the evidence and methodology used to determine the revised measurement dates to be the best available, we also believe that illustrating the difference in stock-based compensation expense using the highest price provides the reader of financial statements possible insight into the potential fluctuations in stock-based compensation expense if alternate dates had been chosen by the Company.

After developing the range for the grant dates, we selected the high closing price of our stock within the range for each grant event and calculated the difference in stock-based compensation expense for the high stock price within the range. We compared this aggregated amount to the stock-based compensation that we selected through our evaluation. Had we used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have been increased by approximately $13.7 million. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at it highest during each period, we concluded that the use of the “highest closing price” when measuring compensation expense would not have been consistent with the requirements of ABP 25 which looks to the “first” date on which the amounts, individuals and price were known.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At June 30, 2006, our strategic investments in non-marketable securities totaled $3.5 million.

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

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial position.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (restated)

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 1% to $53.2 million in the three months ended June 30, 2006 from $53.7 million in the three months ended June 30, 2005. The decrease in net sales of $0.5 million can principally be attributed to a shift in product mix from DRAM to SRAM products in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The overall increase in SRAM revenue is attributable to an increase in unit sales which more than offset a decline in average selling prices. The increase in SRAM revenue more than compensated for the decrease in DRAM revenue which was a result of decreasing average selling prices in conjunction with a decrease in unit sales during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $3.0 million to $4.3 million in the three months ended June 30, 2006 from $7.3 million in the three months ended June 30, 2005. Our gross margin decreased to 8.1% in the three months ended June 30, 2006 from 13.6% in the three months ended June 30, 2005. Our gross profit for the three months ended June 30, 2006 included inventory write-downs of $4.9 million while our gross profit for the three months ended June 30, 2005 did not contain any inventory write-downs. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Excluding the inventory write-downs in the three months ended June 30, 2006, the increase in gross profit in the three months ended June 30, 2006 compared to the June 2005 period can be attributed to increased unit shipments of SRAM products which more than offset declines in average selling prices for such products. The gross profit for our DRAM products was relatively unchanged in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in our gross margin in the June 2006 quarter as compared to the June 2005 quarter can be primarily attributed to the inventory write-downs in the June 2006 quarter. In addition, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in three months ended June 30, 2006 compared to three months ended June 30, 2005 resulting in a decline in our SRAM gross margin. However, declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended June 30, 2006 compared to the three months ended June 30, 2005. This contributed to an increase in our DRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses increased by 3% to $5.5 million in the three months ended June 30, 2006 compared to $5.3 million in the three months ended June 30, 2005. As a percentage of net sales, research and development expenses increased to 10.1% in the three months ended June 30, 2006 from 9.8% in the three months ended June 30, 2005. The three months ended June 30, 2006 includes stock-based compensation expense under SFAS 123R of approximately $0.4 million and the three months ended June 30, 2005 includes stock-based compensation of approximately $0.2 million. From the June 2005 period to the June 2006 period, research and development expenses also increased due to our consolidation of ICSI but such increase was offset by a decrease in research and development expenses in the U.S. and for Bluetooth and Flash controller development projects which we exited in the March 2006 quarter. The three months ended June 30, 2006, included $0.5 million attributable to SRAM mask works acquired in an asset purchase from Alliance Semiconductor (Alliance). Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 5% to $6.5 million in the three months ended June 30, 2006 from $6.2 million in the three months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 11.9% in the three months ended June 30, 2006 from 11.6% in the three months ended June 30, 2005. The three months ended June 30, 2006 includes stock-based compensation expense under SFAS 123R of approximately $0.5 million and the three months ended June 30, 2005 includes stock-based compensation of approximately $0.2 million. From the June 2005 period to the June 2006 period, selling, general and administrative expenses also increased due to our consolidation of ICSI but such increase was offset by a decrease in selling, general and administrative expenses for the Bluetooth and Flash controller markets. Complying with the internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 which apply to our operations at ICSI beginning in fiscal 2006, has had and will continue to result in increased internal efforts, significantly higher fees from our independent accounting firm and significantly higher fees from third party contractors. As a result, our selling, general and administrative expenses may increase in absolute dollars in future quarters, although such expenses may fluctuate as a percentage of net sales.

Acquired in-process technology charge. The $1.5 million allocated to in-process technology charge (IPR&D) in the three months ending June 30, 2005 related to our acquisition of ICSI in May 2005.

Interest and other income (expense), net. Interest and other income (expense), net was $0.7 million in the three months ended June 30, 2006 compared to $0.9 million in the three months ended June 30, 2005. These amounts were comprised primarily of interest income. In addition, in the three months ended June 30, 2005, we recorded a gain of approximately $0.2 million from the sale of fixed assets.

Gain on sale of investments. The gain on the sale of investments was $0.3 million in the three months ended June 30, 2006 compared to $0.5 million in the three months ended June 30, 2005. In the three months ended June 30, 2006, we sold our investment in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In the three months ended June 30, 2005, we sold our equity interest in NexFlash for approximately $2.2 million which resulted in a pre-tax gain of $0.5 million.

Provision for income taxes. The provision for income taxes for the three month period ended June 30, 2006 of $51,000 consists primarily of foreign withholding taxes and taxes in foreign jurisdictions. The provision for income taxes for the three month period ended June 30, 2005 of $9,000 consists of foreign withholding taxes.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was $38,000 in the three months ended June 30, 2006 compared to $445,000 in the three months ended June 30, 2005. The minority interest in net loss of consolidated subsidiaries for the three months ended June 30, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for the quarter. The minority interest in net loss of consolidated subsidiaries for the three months ended June 30, 2005 includes the minority shareholders’ proportionate share of the net loss of ICSI for the two months ended June 30, 2005. On May 1, 2005, ISSI assumed effective control of ICSI and in accordance with generally accepted accounting principles we began consolidating the financial results of ICSI with our own results as of such date. In addition, the three months ended June 30, 2005 includes the minority shareholders’ proportionate share of the net loss of Signia. Effective March 2006, we account for Signia on the cost basis.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.2 million in the three months ended June 30, 2006 compared to a $1.1 million loss in the three months ended June 30, 2005. In the three months ended June 30, 2006, we recorded a loss of approximately $0.2 million related to our equity interest in KSC. The $1.1 million loss in the three months ended June 30, 2005 primarily reflects our equity interest in ICSI’s financial results for Apri1 2005. Effective May 1, 2005, we began consolidating the financial results of ICSI with our results in accordance with generally accepted accounting principles.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005 (restated)

Net Sales. Net sales increased by 31% to $157.6 million in the nine months ended June 30, 2006 from $120.0 million in the nine months ended June 30, 2005. The increase in net sales of $37.6 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI’s results of operations beginning in May 2005. An increase in unit shipments of our DRAM products in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 more than offset a decline in average selling prices resulting in an overall increase in DRAM revenue. In addition, an increase in unit shipments of our SRAM products in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 more than offset a decrease in average selling prices resulting in an overall increase in SRAM revenue.

Gross profit. Gross profit increased by $11.4 million to $17.4 million in the nine months ended June 30, 2006 from $6.0 million in the nine months ended June 30, 2005. Our gross margin increased to 11.0% in the nine months ended June 30, 2006 from 5.0% in the nine months ended June 30, 2005. Our gross profit for the nine months ended June 30, 2006 included inventory write-downs of $14.3 million while our gross profit for the nine months ended June 30, 2005 included inventory write-downs of $10.9 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the nine months ended June 30, 2006 can be attributed to increased unit shipments of DRAM and SRAM products due to our acquisition of ICSI which more than offset declines in average selling prices for such products. Also, we recognized $2.3 million of gross profit on inventory sold during the nine months ended June 30, 2006 that had been previously written-off. The increase in the gross margin in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 can be primarily attributed to declines in the cost of our DRAM products which more than offset declines in the average selling prices of our DRAM products. This contributed to an increase in our DRAM gross margin. However, declines in the average selling prices of our SRAM products more than offset declines in the cost of our SRAM products in the nine months ended June 30, 2006 compared to nine months ended June 30, 2005 resulting in a decline in our SRAM gross margin.

Research and development. Research and development expenses increased by 7% to $16.6 million in the nine months ended June 30, 2006 from $15.5 million in the nine months ended June 30, 2005. As a percentage of net sales, research and development expenses decreased to 10.4% in the nine months ended June 30, 2006 from 12.9% in the nine months ended June 30, 2005. The nine months ended June 30, 2006 includes stock-based compensation expense under SFAS 123R of approximately $1.6 million and the nine months ended June 30, 2005 includes stock-based compensation of approximately $0.8 million. From the nine months ended June 30, 2005 to the nine months ended June 30, 2006, research and development expenses also increased due to our consolidation of ICSI but such increase was offset by a decrease in research and development expenses in the U.S. and for Bluetooth and Flash controller development projects which we exited in the March 2006 quarter. The nine months ended June 30, 2006 included $0.5 million attributable to SRAM mask works acquired in an asset purchase from Alliance. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 25% to $20.4 million in the nine months ended June 30, 2006 from $16.3 million in the nine months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 12.8% in the nine months ended June 30, 2006 from 13.6% in the nine months ended June 30, 2005. The nine months ended June 30, 2006 includes stock-based compensation expense under SFAS 123R of approximately $1.9 million and the nine months ended June 30, 2005 includes stock-based compensation of approximately $0.7 million. The nine months ended June 30, 2005 included a $1.1 million write-off of excess facility space in our Santa Clara headquarters. Excluding the impact of SFAS 123R in the nine months ended June 30, 2006 and the $1.1 million write-off in the nine months ended June 30, 2005, the increase in selling, general and administrative expenses was primarily attributable to our consolidation of ICSI.

Acquired in-process technology charge. In the nine months ended June 30, 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The valuation and purchase allocation is preliminary and is subject to further adjustment. The $0.5 million allocated to IPR&D was expensed in the nine months ending June 30, 2006 as it was deemed to have no future alternative use. The $1.9 million allocated to IPR&D in the nine months ending June 30, 2005 related to our acquisition of ICSI shares in the June 2005 quarter and Signia in December 2004.

Interest and other income (expense), net. Interest and other income (expense), net was $3.4 million in the nine months ended June 30, 2006 compared to $2.3 million in the nine months ended June 30, 2005. The $3.4 million of interest and other income (expense), net in the nine months ended June 30, 2006 is comprised primarily of interest income of $2.0 million, $0.5 million from the sale of assets from our Bluetooth business in the March 2006 quarter and $0.3 million in foreign currency exchange gains. The $2.3 million of interest and other income (expense) in the nine months ended June 30, 2005 was comprised primarily of interest income. In addition, in the nine months ended June 30, 2005, we recorded a gain of approximately $0.5 million from the sale of fixed assets.

Gain on sale of investments. The gain on the sale of investments was $2.5 million in the nine months ended June 30, 2006 compared to $3.4 million in the nine months ended June 30, 2005. In the nine months ended June 30, 2006, we sold our investment in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16% and effective March 2006 account for Signia on the cost basis. The deconsolidation of Signia did not have a material impact on our balance sheet and will not have a material effect on our revenue or earnings per share. In the nine months ended June 30, 2005, we sold shares of SMIC for approximately $5.6 million which resulted in a pre-tax gain of $2.9 million. In addition, we sold our investment in NexFlash for approximately $2.2 million which resulted in a pre-tax gain of $0.5 million.

Provision for income taxes. The provision for income taxes for the nine month period ended June 30, 2006 of $164,000 consists primarily of foreign withholding taxes and taxes in foreign jurisdictions. The provision for income taxes for the nine month period ended June 30, 2005 of $26,000 consists solely of foreign withholding taxes.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was $0.7 million in the nine months ended June 30, 2006 compared to $0.6 million in the nine months ended June 30, 2005. The minority interest in net loss of consolidated subsidiaries for the nine months ended June 30, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis. The minority interest in net loss of consolidated subsidiaries for the nine months ended June 30, 2005 represents the minority shareholders’ proportionate share of the net loss of Signia for the seven months ended June 30, 2005 and the minority shareholders’ proportionate share of the net loss of ICSI for the two months ended June 30, 2005.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.7 million in the nine months ended June 30, 2006 compared to a $11.8 million loss in the nine months ended June 30, 2005. In the nine months ended June 30, 2006, we recorded a loss of approximately $0.7 million related to our equity interest in KSC. In the nine months ended June 30, 2005, we recorded a loss of approximately $11.8 million related primarily to our equity interest in ICSI prior to our consolidation of ICSI’s financial results effective May 1, 2005.

Liquidity and Capital Resources

As of June 30, 2006, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $117.2 million. During the nine months ended June 30, 2006, operating activities used cash of approximately $2.8 million compared to $2.7 million used in the nine months ended June 30, 2005. The cash used by operations was primarily due to our net loss of $14.4 million adjusted for non-cash items of $4.8 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.5) million, gain on the sale of E-CMOS of $(0.3) million, stock-based compensation expense of $3.6 million, equity in net loss of affiliated companies of $0.7 million, depreciation and amortization of $2.8 million, amortization of intangibles of $1.3 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.0) million) and decreases in accounts payable of $2.9 million. This was partially offset by decreases in inventories of $6.3 million, decreases in accounts receivable of $0.3 million, and increases in accrued expenses of $2.7 million and other liabilities of $0.3 million.

In the nine months ended June 30, 2006, we generated $8.9 million from investing activities compared to $44.2 million generated in the nine months ended June 30, 2005. The cash generated from investing activities in the nine months ended June 30, 2006 primarily resulted from net sales of available-for-sale securities of $17.0 million. In addition, during the nine months ended June 30, 2006, we generated $1.5 million from the sale of our investment in E-CMOS resulting in a pre-tax gain of approximately $0.3 million, $4.6 million from the sale of Signia shares resulting in a pre-tax gain of approximately $2.2 million (which was offset by $0.1 million from the deconsolidation of Signia) and $1.1 million from the sale of Bluetooth and other assets. We used approximately $13.9 million in the nine months ended June 30, 2006 for the purchase of additional shares of ICSI. The cash generated from investing activities in the nine months ended June 30, 2005 primarily resulted from net sales of available-for-sale securities of $67.3 million. In addition, in the nine months ended June 30, 2005, we generated approximately $5.6 million from the sale of additional shares of SMIC, resulting in a pre-tax gain of approximately $2.9 million. In addition, in the nine months ended June 30, 2005, we generated approximately $2.2 million from the sale of shares of NexFlash (which included the $0.5 million of NexFlash shares purchased in the March 2005 quarter) resulting in a pre-tax gain of approximately $0.5 million and approximately $0.5 million from the sale of fixed assets.

We used approximately $6.8 million for our additional investment in Signia and approximately $23.2 million for our additional investment in ICSI which was comprised of cash used for the purchase of ICSI shares of $31.6 million less cash acquired as a result of our consolidation of ICSI of $8.4 million.

In the nine months ended June 30, 2006, we made capital expenditures of approximately $1.3 million for test equipment and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $3.5 million from financing activities during the nine months ended June 30, 2006 compared to $12.7 million used in the nine months ended June 30, 2005. In the nine months ended June 30, 2006, we used $53.8 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2006 were borrowings of $55.7 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.4 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $0.2 million. In the nine months ended June 30, 2005, we used $15.0 million to pay convertible debentures and $1.8 million to repay short-term debt acquired in the consolidation of ICSI. The sources of financing for the nine months ended June 30, 2005 were proceeds from the issuance of common stock of $2.2 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $1.2 million and borrowings of $0.6 million under ICSI lines of credit.

We have $21.1 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2007. As of June 30, 2006, we had outstanding borrowings of approximately $8.8 million under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of June 30, 2006, $3.1 million was outstanding under this line of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $10.8 million and $1.5 million, respectively, at June 30, 2006.

Our headquarters are located in a leased site in San Jose, California. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.6 million at June 30, 2006.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation
S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the nine months ended June 30, 2006, we recorded exchange gains of approximately $0.3 million. However, in the quarter ended September 30, 2005, we recorded exchange losses of approximately $0.9 million. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $79.7 million at June 30, 2006 excluding $37.5 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2005, we sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $30.3 million and the market value at June 30, 2006 was approximately $37.5 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results. Our shares in SMIC are subject to certain lockup restrictions and therefore are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO in March 2004. Thus, all of our shares in SMIC have been freely tradable only since February 2007. Through June 30, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

We have investments in equity securities of privately held companies of approximately $3.5 million at June 30, 2006. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately $0.3 million impairment losses on two equity investments in fiscal 2005.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that certain of the remedial actions described below had been implemented or were in the process of being implemented during such period.

Stock Option Grant Practices and Restatement

As discussed in Note 2 “Restatement of Consolidated Financial Statements” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” of this Form 10-Q, during fiscal year 2006, an independent investigation related to our historical stock option granting practices was carried out by a Special Committee of our Board of Directors. As a result of the investigation, we reached the conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense with regard to past stock option grants. In our 2006 Form 10-K, we are restating our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. We are also restating the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006 in our 2006 Form 10-K for the year ended September 30, 2006.

Remedial Measures

As a result of this investigation, we identified a material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods ending prior to March 31, 2006.

Before March 2006, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 1, Note 2 and Item 2 of this report. Beginning in March 2006, we standardized and formalized the procedure for granting awards of stock options to employees and to executive officers. In addition, management, along with our Board of Directors, has implemented or is in the process of implementing the following internal control systems and procedures, which were recommended by the Special Committee:

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Nasdaq Delisting

On August 17, 2006, we received a letter from The NASDAQ Stock Market indicating that we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14), and faces a possible delisting. On December 7, 2006, following a hearing before the Nasdaq Listing Qualifications Panel (“Panel”), the Panel notified us that we would remain listed on Nasdaq subject to the filing by February 13, 2007 of all required restatements and delinquent periodic reports, communication with the Panel about the results of the independent committee’s investigation, and compliance with all other requirements for continued listing on the Nasdaq Stock Market. We also received a letters from The NASDAQ Stock Market indicating that as a result of our failure to timely file our Form 10-K for the fiscal year ended September 30, 2006 and our Form 10-Q’s for the quarters ended December 31, 2006 and March 31, 2007, we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14).

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

Several lawsuits have been filed against certain of our current directors and officers and our former directors and officers relating to our historical stock option practices and related accounting; we are named as nominal defendant in such matters. We are also subject to a formal SEC investigation with respect to such matters. See “Item 1—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will continue to result in significant legal and accounting expenditures and the continued diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

In connection with the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. Upon the filing of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Reports on Form 10-Q for the periods ended December 31, 2006 and March 31, 2007, we believe that we will be in compliance with the NASDAQ listing standards. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $14.4 million in the first nine months of fiscal 2006, which included inventory write-downs of $14.3 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the first three quarters of fiscal 2004, we incurred a loss in the fourth quarter of fiscal 2004, which included an inventory write-down of $12.1 million. There is no assurance that we will achieve or maintain profitability in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

In the nine months ended June 30, 2006 and in fiscal 2005, approximately 92% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first nine months of fiscal 2006, in fiscal 2005 and in fiscal 2004, we recorded inventory write-downs of $14.3 million, $13.9 million and $17.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Powerchip Semiconductor, SMIC, Taiwan Semiconductor Manufacturing Corporation (TSMC) and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

In the nine months ended June 30, 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 9% was attributable to customers located in Europe and 74% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are in Taiwan, China and Singapore and a substantial majority of our employees are located outside of the U.S. In particular, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At June 30, 2006, our strategic investments in non-marketable securities totaled $3.5 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

In this regard, we recorded approximately $0.3 million in impairment losses on two of our equity positions in fiscal 2005. In addition, we own shares in SMIC with a cost basis of approximately $30.3 million and a market value at June 30, 2006 of approximately $37.5 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and therefore all of such shares are not freely tradable. These lockup restrictions generally lapse at the rate of 15% of our pre-offering shares every 180 days following SMIC’s IPO which occurred in March 2004. Thus, all of our shares in SMIC have been freely tradable only since February 2007. Through June 30, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

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

Item 6. Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 29, 2007	/s/ Scott D. Howarth
Scott D. Howarth
Chief Financial Officer
(Principal Financial and
Accounting Officer)