Form 10-Q
period 2006-12-31
INTEGRATED SILICON SOLUTION INC
filed 2007-06-05
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of outstanding shares of the registrant’s Common Stock as of May 31, 2007 was 37,611,822.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

EXPLANATORY NOTE

In this Form 10-Q, we are restating our consolidated statement of operations and consolidated statement of cash flows for the three months ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee of our Board of Directors (Special Committee). This restatement is more fully described in Note 2 “Restatement of Condensed Consolidated Financial Statements” to Consolidated Financial Statements.

In our Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2007, we restated our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $32.1 million during fiscal years 1997 to 2005. In addition, we restated our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006. The 2006 Form 10-K also reflects the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002.

Financial information included in our reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to May 9, 2006, and the related opinions of our independent registered public accounting firm and all earnings press releases and similar communications issued by us prior to May 9, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-K and Form 8-K filed by us with the SEC on and after May 9, 2006.

This Quarterly Report on Form 10-Q should be read in conjunction with our 2006 Form 10-K, as well as any current reports filed on Form 8-K.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
		As restated (1)
Net sales (See Note 16)	$62,144	$51,093
Cost of sales (See Note 16)	49,599	43,707

Gross profit	12,545	7,386

Operating expenses:
Research and development	5,362	5,690
Selling, general and administrative	9,093	6,597
Acquired in-process technology charge	—	175

Total operating expenses	14,455	12,462

Operating loss	(1,910)	(5,076)
Interest and other income (expense), net	1,552	1,049
Gain on sale of investments	598	—

Income (loss) before income taxes, minority interest and equity in net income (loss) of affiliated companies	240	(4,027)
Provision for income taxes	10	62

Income (loss) before minority interest and equity in net income (loss) of affiliated companies	230	(4,089)

Minority interest in net income (loss) of consolidated subsidiary	(8)	424
Equity in net loss of affiliated companies	(92)	(223)

Net income (loss)	$130	$(3,888)

Basic net income (loss) per share	$0.00	$(0.10)

Shares used in basic per share calculation	37,612	37,240

Diluted net income (loss) per share	$0.00	$(0.10)

Shares used in diluted per share calculation	37,994	37,240

See accompanying notes to condensed consolidated financial statements.

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2006	September 30, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$41,132	$37,318
Short-term investments	68,237	76,015
Accounts receivable, net	33,572	31,500
Accounts receivable from related parties (See Note 16)	479	406
Inventories	55,745	52,417
Other current assets	5,412	4,799

Total current assets	204,577	202,455
Property, equipment and leasehold improvements, net	22,061	21,984
Goodwill	25,338	25,338
Purchased intangible assets, net	4,906	5,391
Other assets	3,243	5,110

Total assets	$260,125	$260,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$1,994	$1,632
Accounts payable	35,435	35,683
Accounts payable to related parties (See Note 16)	3,029	4,440
Accrued compensation and benefits	3,630	2,928
Accrued expenses	9,705	9,665

Total current liabilities	53,793	54,348
Other long-term liabilities	2,046	2,048

Total liabilities	55,839	56,396

Commitments and contingencies

Minority interest	698	690

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	380,062	379,038
Accumulated deficit	(177,899)	(178,029)
Accumulated comprehensive income	1,421	2,179

Total stockholders’ equity	203,588	203,192

Total liabilities and stockholders’ equity	$260,125	$260,278

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2006	2005
		As restated (1)
Cash flows from operating activities
Net income (loss)	$130	$(3,888)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	791	955
Stock based compensation	1,024	1,205
Amortization of intangibles	485	343
Acquired in-process technology charge	—	175
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	(339)	—
Gain on sale of shares of Keystream Corporation (KSC)	(259)
Net foreign currency transaction gains	(308)	(139)
Equity in net loss of affiliated companies	92	223
Minority interest in net loss of consolidated subsidiary	8	(424)
Net effect of changes in current and other assets and current liabilities	(5,497)	(5,863)

Net cash used in operating activities	(3,873)	(7,413)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(652)	(686)
Proceeds from sale of SMIC equity securities	6,358	—
Proceeds from sale of KSC equity securities	1,237	—
Investment in Integrated Circuit Solution, Inc. (“ICSI”)	—	(3,511)
Purchases of available-for-sale securities	—	(39,250)
Proceeds from sales of available-for-sale securities	362	49,865

Net cash provided by investing activities	7,305	6,418

Cash flows from financing activities
Proceeds from issuance of common stock	—	341
Proceeds from borrowings under short-term lines of credit	13,784	20,676
Principal payments of under short-term lines of credit	(13,452)	(15,153)
Decrease in restricted cash	—	149

Net cash provided by financing activities	332	6,013

Effect of exchange rate changes on cash and cash equivalents	50	125

Net increase in cash and cash equivalents	3,814	5,143
Cash and cash equivalents at beginning of period	37,318	27,484

Cash and cash equivalents at end of period	$41,132	$32,627

See accompanying notes to condensed consolidated financial statements.

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements

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

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

2.	Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In the Company’s 2006 Form 10-K, the Company restated its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004, as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors (the “Special Committee”). In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $32.1 million during fiscal years 1997 to 2005. In addition, the Company restated the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

In this Form 10-Q, the Company is restating its consolidated statement of operations and the related consolidated statement of cash flows for the three months ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments on the Company’s previously reported consolidated statement of operations.

	Three Months Ended December 31, 2005
	As reported	Adjustments	As restated
	(in thousands, except per share data)
Net sales	$51,093	$—	$51,093
Cost of sales	43,710	(3)	43,707

Gross profit	7,383	3	7,386

Operating expenses
Research and development	5,626	64	5,690
Selling, general and administrative	6,478	119	6,597
Acquired in-process technology charge	175	—	175

Total operating expenses	12,279	183	12,462

Operating loss	(4,896)	(180)	(5,076)
Interest and other income (expense), net	1,049	—	1,049

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(3,847)	(180)	(4,027)
Provision for income taxes	62	—	62

Loss before minority interest and equity in net loss of affiliated companies	(3,909)	(180)	(4,089)
Minority interest in net loss of consolidated subsidiary	424	—	424
Equity in net loss of affiliated companies	(223)	—	(223)

Net loss	$(3,708)	$(180)	$(3,888)

Basic and diluted net loss per share	$(0.10)	$(0.00)	$(0.10)

Shares used in per share calculation	37,240	—	37,240

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments on the Company’s previously reported consolidated statement of cash flows.

	Three Months Ended December 31, 2005
	As reported	Adjustments	As restated
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,708)	$(180)	$(3,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,025	180	1,205
Depreciation and amortization	955	—	955
Amortization of intangibles	343	—	343
Acquired in-process technology charge	175	—	175
Net foreign currency transaction gains	(139)	—	(139)
Equity in net loss of affiliated companies	223	—	223
Minority interest in net loss of consolidated subsidiary	(424)	—	(424)
Net effect of changes in current and other assets and liabilities	(5,863)	—	(5,863)

Net cash used in operating activities	(7,413)	—	(7,413)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(686)	—	(686)
Purchases of available-for-sale securities	(39,250)	—	(39,250)
Proceeds from sales of available-for-sale securities	49,865	—	49,865
Investment in ICSI	(3,511)	—	(3,511)

Net cash provided by investing activities	6,418	—	6,418
Cash flows from financing activities:
Proceeds from issuance of common stock	341	—	341
Proceeds from borrowing under short-term lines of credit	20,676	—	20,676
Principal payments of short-term lines of credit	(15,153)	—	(15,153)
Decrease in restricted cash	149	—	149

Net cash provided by financing activities	6,013	—	6,013
Effect of exchange rate changes on cash and cash equivalents	125	—	125

Net increase in cash and cash equivalents	5,143	—	5,143
Cash and cash equivalents at beginning of period	27,484	—	27,484

Cash and cash equivalents at end of period	$32,627	$—	$32,627

3.	Use of Estimates

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

(Unaudited)

4.	Impact of Recently Issued Accounting Standards

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS 157 will result in a change to its fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. This requirement is not required until fiscal 2008. The Company is currently evaluating the impact that the provisions will have on the Company’s consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	Stock-based Compensation

Stock-Based Benefit Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors. At December 31, 2006, 2,588,000 shares were available for future grant under all plans. Options generally vest ratably over a four-year period with a 6-month cliff vest and then vesting ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2006, 1,072,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table summarizes the stock-based compensation charges:

	Three Months Ended December 31,
	2006	2005
		As restated
	(In thousands)
Cost of sales	$22	$27
Research and development	442	601
Selling, general and administrative	560	577

Stock-based compensation expense	$1,024	$1,205

As of December 31, 2006, there was approximately $10.2 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.8 years. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

The Company uses the Black-Scholes option pricing model to estimates the fair value of the options granted. The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2007 and the first quarter of fiscal 2006, were based on estimates at the date of grant as follows:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Weighted-average fair value of grants	$3.06	$3.96
Expected term in years	4.53	4.54
Volatility	64%	71%
Risk-free interest rate	4.65%	4.39%
Dividend yield	0.00%	0.00%

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Estimated volatility ranged from 53% to 64% in the three months ended December 31, 2006 and was 71% in the three months ended December 31, 2005.

Option activity as of December 31, 2006 and the changes during the three months ended December 31, 2006 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,998	$7.35

Granted	591	$5.54
Exercised	—	$—
Cancelled/forfeited	(393)	$8.61

Outstanding at December 31, 2006	6,196	$7.09	5.65	$2,542

Vested and expected to vest after December 31, 2006	5,750	$7.15	5.57	$2,495

Exercisable at September 30, 2006	3,515	$7.74	4.92	$2,050

Exercisable at December 31, 2006	3,567	$7.57	4.86	$2,266

6.	Concentrations

In the three months ended December 31, 2006 and 2005, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash	$22,696	$—	$—	$22,696
Money market instruments	7,701	—	—	7,701
Commercial paper	10,745	—	(10)	10,735
Certificates of deposit	1,994	—	—	1,994
Municipal notes and bonds	38,700	—	—	38,700
SMIC common stock—saleable within 12 months	24,327	3,216	—	27,543

Total	$106,163	$3,216	$(10)	$109,369

Reported as:
Cash and cash equivalents				$41,132
Short-term investments				68,237

Total				$109,369

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash	$19,576	$—	$—	$19,576
Money market instruments	7,601	—	—	7,601
Commercial paper	10,131	10	—	10,141
Certificates of deposit	2,326	—	—	2,326
Municipal notes and bonds	38,700	—	—	38,700
SMIC common stock—saleable within 12 months	30,346	4,643	—	34,989

Total	$108,680	$4,653	$—	$113,333

Reported as:
Cash and cash equivalents				$37,318
Short-term investments				76,015

Total				$113,333

All debt securities held at December 31, 2006 are due in less than one year. Certificates of deposit are in foreign institutions.

In the three months ended December 31, 2006, the Company sold 52.5 million shares of Semiconductor Manufacturing International Corp. (SMIC) and recorded gross proceeds of approximately $6.4 million and a pre-tax gain of approximately $0.3 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. As of December 31, 2006, approximately $6.8 million of the Company’s SMIC common stock is subject to lock-up provisions which expire by February 2007.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.	Inventories

The following is a summary of inventories by major category:

	December 31, 2006	September 30, 2006
	(In thousands)
Purchased components	$11,666	$10,744
Work-in-process	18,969	21,467
Finished goods	25,110	20,206

	$55,745	$52,417

During the three months ended December 31, 2006 and 2005, the Company recorded inventory write-downs of $3.5 million and $3.6 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

9.	Other Assets

Other assets consisted of the following:

	December 31, 2006	September 30, 2006
	(In thousands)
Equity method investments	$—	$1,062
Cost method equity investments	1,929	1,904
Restricted assets	315	916
Other	999	1,228

	$3,243	$5,110

In December 2006, the Company sold its remaining shares of Key Stream Corp. (KSC) for approximately $1.2 million and recorded a pre-tax gain of approximately $0.3 million.

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

Comprehensive loss, net of taxes, was as follows:

	Three Months Ended December 31,
	2006	2005
		As restated
	(In thousands)
Net income (loss)	$130	$(3,888)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	689	510
Change in unrealized gains/(losses) on investments	(1,447)	(10,555)

Comprehensive loss	$(628)	$(13,933)

The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2006	September 30, 2006
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,785)	$(2,474)
Accumulated net unrealized gain on SMIC	3,216	4,643
Accumulated net unrealized gain (loss) on other investments	(10)	10

Total accumulated other comprehensive income	$1,421	$2,179

11.	Borrowings

Short term debt and notes at December 31, 2006 and September 30, 2006 were comprised of working capital loans with a weighted average interest rate of 2.47%.

There were no assets pledged as collateral for short-term debt or notes. The Company has guaranteed the borrowings of its subsidiary Integrated Circuit Solution, Inc. (ICSI) under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of December 31, 2006, there were no borrowings outstanding under this line of credit.

12.	Income Taxes

The income tax provision for the three months ended December 31, 2006 and 2005 consists of foreign withholding taxes of $10,000 and $62,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.	Per Share Data

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006	2005
		As restated
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$130	$(3,888)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	37,612	37,240
Dilutive stock options	382	—

Denominator for diluted net income (loss) per share	37,994	37,240

Basic net income (loss) per share	$0.00	$(0.10)

Diluted net income (loss) per share	$0.00	$(0.10)

For the three months ended December 31, 2006, 5,397,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months ended December 31, 2005, approximately 508,000 potential common shares from outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2005, an additional 4,528,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings and claims as discussed below. In addition, in the ordinary course of its business, the Company has been involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Plaintiffs in the state and federal derivative complaints will amend their complaints after the Company concludes its financial restatements. Defendants intend to move to dismiss both the state and federal complaints.

Nasdaq Delisting

On August 17, 2006, the Company received a letter from The NASDAQ Stock Market indicating that the Company was not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14), and faces a possible delisting. On December 7, 2006, following a hearing before the Nasdaq Listing Qualifications Panel (“Panel”), the Panel notified the Company that it would remain listed on Nasdaq subject to the filing by February 13, 2007 of all required restatements and delinquent periodic reports, communication with the Panel about the results of the independent committee’s investigation, and compliance with all other requirements for continued listing on the Nasdaq Stock Market. The Company also received letters from The NASDAQ Stock Market indicating that as a result of its failure to timely file its Form 10-K for the fiscal year ended September 30, 2006, and its Form 10-Qs for the quarters ended June 30, 2006, December 31, 2006 and March 31, 2007, it was not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14).

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified the Company that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend the Company’s securities from trading pending further action by the Listing Council. On May 9, 2007, the Company was advised by the Listing Council that it would remain listed on NASDAQ if it concludes its restatement and files its delinquent required SEC filings by June 5, 2007. The Company filed its Form 10-Q for the quarter ended June 30, 2006 and its Form 10-K for the fiscal year ended September 30, 2006 in May 2007.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2006, the Company had approximately $15.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Net sales
United States	$12,552	$8,080
China	3,556	4,440
Hong Kong	14,125	8,735
Taiwan	12,156	13,263
Japan	3,935	6,756
Other Asia Pacific countries	6,042	5,441
Europe	9,365	4,266
Other	413	112

Total net sales	$62,144	$51,093

	December 31, 2006	September 30, 2006
	(In thousands)
Long-lived assets
United States	$1,546	$1,269
Hong Kong	73	80
China	1,020	1,055
Taiwan	19,422	19,580

	$22,061	$21,984

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	Related Party Transactions

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the three months ended December 31, 2006 and December 31, 2005, purchases of goods from SMIC were approximately $5,448,000 and $4,381,000, respectively. Accounts payable to SMIC was approximately $3,029,000 and $4,440,000 at December 31, 2006 and September 30, 2006, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company sells semiconductor products to KSC in which the Company had an approximate 22% equity interest until it sold its investment in December 2006. Kong-Yeu Han, a director of the Company, was a director of KSC until December 2006.

Accounts receivable from related parties consisted of the following:

	December 31, 2006	September 30, 2006
	(In thousands)
Flextronics	$479	$251
KSC	—	155

Total	$479	$406

The following table shows net sales to related parties:

	Three months ended December 31,
	2006	2005
	(In thousands)
Flextronics	$402	$111
KSC	13	—

Total	$415	$111

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market. ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. At December 31, 2006, we owned approximately 98% of ICSI.

Our financial results for fiscal 2007 and fiscal 2006 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with U.S. generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of such date.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Effective March 1, 2006, we account for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. At December 31, 2006, we owned approximately 6% of Signia.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until our sale, and for fiscal 2006 reflect accounting for KSC on the equity basis.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in fiscal 2006 and in the first quarter of fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 80%, 83%, 85% and 87% in the first quarter of fiscal 2007 and in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31, 2006	Fiscal Years Ended September 30,
		2006	2005	2004
Asia	64%	73%	75%	75%
Europe	15	10	9	11
U.S.	20	17	15	13
Other	1	—	1	1

Total	100%	100%	100%	100%

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

Restatement of Previously Issued Financial Statements

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in Note 2 “Restatement of Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements in this Form 10-Q.

In this Form 10-Q, we are restating our consolidated statement of operations and related consolidated statement of cash flows for the three months ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee of our Board of Directors. In our 2006 Form 10-K filed with the SEC on May 30, 2007, we restated our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $32.1 million during fiscal years 1997 to 2005. In addition, we restated our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006. The 2006 Form 10-K also reflects the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002.

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

This Quarterly Report on Form 10-Q should be read in conjunction with our 2006 Form 10-K, as well as any current reports filed on Form 8-K.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments; (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. At December 31, 2006, our strategic investments in non-marketable securities totaled $1.9 million.

Accounting for stock-based compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all share-based payment awards granted after October 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact that the provisions will have on our consolidated balance sheet and statement of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009. We are currently evaluating whether SFAS 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end. This requirement is not required until fiscal 2008. We are currently evaluating the impact that the provisions will have on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 22% to $62.1 million in the three months ended December 31, 2006 from $51.1 million in the three months ended December 31, 2005 principally due to higher sales of SRAM products. The increase in unit shipments of our SRAM products in the three months ended December 31, 2006 compared to the three months ended December 31, 2005, more than offset the decrease in the average selling prices of such products resulting in an overall increase in SRAM revenue. In addition, the increase in unit shipments of our DRAM products in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 more than offset the decline in average selling prices of such products resulting in an overall increase in DRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended December 31, 2006 and 2005, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $5.1 million to $12.5 million in the three months ended December 31, 2006 from $7.4 million in the three months ended December 31, 2005. Our gross margin increased to 20.2% in the three months ended December 31, 2006 from 14.5% in the three months ended December 31, 2005. Our gross margin for the three month periods ended December 31, 2006 and 2005, benefited from the sale of $1.5 million and $0.8 million, respectively, of previously written down products. Our gross margin for the three months ended December 31, 2006 included inventory write-downs of $3.5 million while our gross margin for the three months ended December 31, 2005 included inventory write-downs of $3.6 million. The inventory write-downs were predominately for lower of cost or market accounting and excess and obsolescence issues on certain of our products. The increase in gross profit in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 can be attributed to increased unit shipments of our SRAM and DRAM products which more than offset declines in average selling prices for such products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in three months ended December 31, 2006. This contributed to an increase in our SRAM gross margin. Our DRAM gross margin increased in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 as a result of a shift in product mix to higher density higher margin products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 6% to $5.4 million in the three months ended December 31, 2006 compared to $5.7 million in the three months ended December 31, 2005. As a percentage of net sales, research and development expenses decreased to 8.6% in the three months ended December 31, 2006 from 11.1% in the three months ended December 31, 2005. The decrease in research and development expenses can be attributed to a decrease in research and development expenses for our Bluetooth and Flash controller development projects which we exited in the March 2006 quarter partially offset by an increase in development costs for new DRAM and SRAM products. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses increased by 38% to $9.1 million in the three months ended December 31, 2006 from $6.6 million in the three months ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 14.6% in the three months ended December 31, 2006 from 12.9% in the three months ended December 31, 2005. The increase in selling, general and administrative expenses was mainly attributable to approximately $1.8 million in legal expenses and accounting fees in the December 2006 quarter attributable to our stock option backdating investigation. These expenses will continue to be incurred through June 2007. In addition, there was an increase in selling commissions associated with higher revenues in the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Acquired in-process technology charge. In the three months ended December 31, 2005, we incurred $0.2 million of acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.2 million allocated to IPR&D was expensed in our quarter ending December 31, 2005, as it was deemed to have no future alternative value.

Interest and other income (expense), net. Interest and other income (expense), net was $1.6 million in the three months ended December 31, 2006 compared to $1.0 million in the three months ended December 31, 2005. The $1.6 million of interest and other income (expense) in the three months ended December 31, 2006 is comprised primarily of interest income of $0.9 million and foreign currency exchange gains of $0.3 million. The $1.0 million of interest and other income (expense) in the three months ended December 31, 2005 is comprised primarily of interest income of $0.7 and foreign currency exchange gains of $0.1 million. The increase in interest income is primarily attributable to higher cash balances in the three months ended December 31, 2006.

Gain on sale of investments. In the three months ended December 31, 2006, we sold 52.5 million shares of SMIC for approximately $6.4 million which resulted in a pre-tax gain of approximately $0.3 million. In addition we sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

Provision for income taxes. The provision for income taxes for the three month periods ended December 31, 2006 and 2005 consists of foreign withholding taxes of $10,000 and $62,000, respectively.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $8,000 in the three months ended December 31, 2006 compared to a loss of $0.4 million in the three months ended December 31, 2005. The minority interest in net income of consolidated subsidiaries for the three months ended December 31, 2006 represents the minority shareholders’ proportionate share of the net income of ICSI. The minority interest in net loss of consolidated subsidiaries for the three months ended December 31, 2005 represents the minority shareholders’ proportionate share of the net loss of Signia and the minority shareholders’ proportionate share of the net loss of ICSI.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was a $0.1 million in the three months ended December 31, 2006 compared to a $0.2 million in the three months ended December 31, 2005. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $109.4 million. During the three months ended December 31, 2006, operating activities used cash of approximately $3.9 million compared to $7.4 million used in the three months ended December 31, 2005. The cash used by operations in the three months ended December 31, 2006 was primarily due to increases in inventories of $2.4 million, increases in accounts receivable of $1.9 million and decreases in accounts payable of $2.1 million. This was partially offset by our net income of $0.1 million adjusted for non-cash items of $1.5 million (stock-based compensation expense of $1.0 million, depreciation and amortization of $0.8 million, amortization of intangibles of $0.5 million, gain from the sale of SMIC and KSC equity securities of $(0.6) million and other non-cash items of $(0.2) million) and increases in accrued liabilities of $0.7 million and decreases in other assets of $0.2 million. The cash used by operations in the three months ended December 31, 2005 was primarily due to increases in inventories of $8.1 million, increases in other assets of $0.7 million and our net loss of $3.9 million adjusted for non-cash items of $2.4 million (stock-based compensation expense of $1.2 million, equity in net loss of affiliated companies of $0.2 million, depreciation and amortization of $1.0 million, amortization of intangibles of $0.3 million, acquired in-process technology charge of $0.2 million and other non-cash items of $(0.5) million). This was partially offset by increases in accounts payable of $1.7 million and increases in accrued expenses of $1.2 million.

In the three months ended December 31, 2006, we generated $7.3 million from investing activities compared to $6.4 million generated in the three months ended December 31, 2005. In the three months ended December 31, 2006, we generated approximately $6.4 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.3 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We also generated $0.4 million from the sales of available-for-sale securities. The cash generated from investing activities in the three months ended December 31, 2005 primarily resulted from net sales of available-for-sale securities of $10.6 million. In addition, in the December 2005 quarter, we used approximately $3.5 million for the purchase of additional shares of ICSI.

In the both the three month periods ended December 31, 2006 and 2005, we made capital expenditures of approximately $0.7 million. The expenditures in the three months ended December 31, 2006 was primarily for test equipment and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $0.3 million from financing activities during the three months ended December 31, 2006 compared to $6.0 million in the three months ended December 31, 2005. In the three months ended December 31, 2006, we used $13.5 million for the repayment of short-term borrowings. The source of financing for the three months ended December 31, 2006, was borrowings of $13.8 million under lines of credit in Taiwan. In the three months ended December 31, 2005, we used $15.2 million for the repayment of short-term borrowings. The source of financing for the three months ended December 31, 2005, was borrowings of $20.7 million under ICSI lines of credit, proceeds from the issuance of common stock of $0.3 million from stock option exercises and a decrease in restricted cash of $0.2 million.

We have $19.0 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through September 2007. As of December 31, 2006, we had outstanding borrowings of approximately $2.0 million under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $4.9 million through January 2007. As of December 31, 2006, there were no borrowings outstanding under this line of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $15.5 million and $1.5 million, respectively, at December 31, 2006.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Prior to our relocation to San Jose, California, our headquarters consisted of approximately 93,400 square feet of office space in Santa, Clara, California. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $5.0 million at December 31, 2006.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2006 and in fiscal 2006, we recorded exchange gains of approximately $0.3 million and $0.9 million, respectively. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $81.8 million at December 31, 2006 excluding $27.6 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the three months ended December 31, 2006, we sold shares of

SMIC and recorded gross proceeds of approximately $6.4 million and a pre-tax gain of approximately $0.3 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $24.3 million and the market value at December 31, 2006 was approximately $27.6 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results. Our shares in SMIC are subject to certain lockup restrictions and have been freely tradable only since February 2007. Through December 31, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

We have investments in equity securities of privately held companies of approximately $1.9 million at December 31, 2006. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that certain of the remedial actions described below had been implemented or were in the process of being implemented during such period.

Stock Option Grant Practices and Restatement

As discussed Note 2 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended September 30, 2006 (2006 Form 10-K) filed with the SEC in May 2007, during fiscal year 2006, an independent investigation related to our historical stock option granting practices was carried out by a Special Committee of our Board of Directors. As a result of the investigation, we reached the conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we recorded additional non-cash stock-based compensation expense with regard to past stock option grants. In our 2006 Form 10-K, we restated our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. We also restated the unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006 in our 2006 Form 10-K.

Remedial Measures

As a result of this investigation, we identified a material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods ending prior to March 31, 2006.

Before March 2006, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting. Beginning in March 2006, we standardized and formalized the procedure for granting awards of stock options to employees and to executive officers. In addition, management, along with our Board of Directors, has implemented or is in the process of implementing the following internal control systems and procedures, which were recommended by the Special Committee:

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

We believe that the changes made in March 2006 remediated the past material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting, and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during the three months ended December 31, 2006 and not been detected as part of our financial reporting close process.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims as discussed below. In addition, in the ordinary course of our business, we have been involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Plaintiffs in the state and federal derivative complaints will amend their complaints after we conclude our financial restatements. Defendants intend to move to dismiss both the state and federal complaints.

Nasdaq Delisting

On August 17, 2006, we received a letter from The NASDAQ Stock Market indicating that we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14), and faces a possible delisting. On December 7, 2006, following a hearing before the Nasdaq Listing Qualifications Panel (“Panel”), the Panel notified us that we would remain listed on Nasdaq subject to the filing by February 13, 2007 of all required restatements and delinquent periodic reports, communication with the Panel about the results of the independent committee’s investigation, and compliance with all other requirements for continued listing on the Nasdaq Stock Market. We also received letters from The NASDAQ Stock Market indicating that as a result of our failure to timely file our Form 10-K for the fiscal year ended September 30, 2006, and our Form 10-Qs for the quarters ended June 30, 2006, December 31, 2006 and March 31, 2007, we were not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14).

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified us that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend our securities from trading pending further action by the Listing Council. On May 9, 2007, we were advised by the Listing Council that we would remain listed on NASDAQ if we conclude our restatement and file our delinquent required SEC filings by June 5, 2007. We filed our Form 10-Q for the quarter ended June 30, 2006 and our Form 10-K for the fiscal year ended September 30, 2006 in May 2007.

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

Several lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting. We are named as nominal defendant in such matters. We are also subject to a formal SEC investigation with respect to such matters. See “Item 1—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will continue to result in significant legal and accounting expenditures and the continued diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

In connection with the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. Upon the filing of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the period ended March 31, 2007, we believe that we will be in compliance with the NASDAQ listing standards. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of

$11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the September 2006 quarter and December 2006 quarter, there is no assurance that we will maintain or achieve profitability in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	oversupply of memory products in the market;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	economic slowness and low end-user demand;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	the outcome of any pending or future litigation or investigation; and

•	the commencement of any future litigation or antidumping proceedings.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the first quarter of fiscal 2007 and in fiscal 2006, approximately 86% and 91%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first quarter of fiscal 2007, in fiscal 2006, and in fiscal 2005, we recorded inventory write-downs of $3.5 million, $16.5 million and $13.9 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the three months ended December 31, 2006, approximately 20% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international locations will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are located in Taiwan and China and a substantial majority of our employees are located outside of the U.S. A devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers. Our customers could seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At December 31, 2006, our strategic investments in non-marketable securities totaled $1.9 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million impairment losses on two equity investments in fiscal 2005. In addition, we own shares in SMIC with a cost basis of approximately $24.3 million and a market value at December 31, 2006 of approximately $27.5 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC are subject to certain lockup restrictions and have been freely tradable only since February 2007. Through December 31, 2006, these lockup restrictions impacted our ability to sell the locked up portion of our SMIC shares.

Changes in securities laws and regulations are increasing our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, have required changes to some of our accounting and corporate governance practices, including the report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our accounting, legal and other costs, and have made some activities more difficult, time consuming and/or costly. In particular, complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has resulted in increased internal efforts, significantly higher fees from our independent registered public accounting firm and significantly higher fees from third party contractors. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

We concluded that our internal control over financial reporting was effective and our auditors concurred with such assessment at September 30, 2006. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We are in the process of implementing a new worldwide MIS system and we are continuing to use our current systems until the new system is fully implemented. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Our stock price is expected to continue to be volatile.

The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation or investigations involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: June 5, 2007	/s/ Scott D. Howarth
Scott D. Howarth
Chief Financial Officer
(Principal Financial and Accounting Officer)