Form 10-Q
period 2007-03-31
INTEGRATED SILICON SOLUTION INC
filed 2007-06-05
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Ye  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock as of May 31, 2007 was 37,611,822.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

EXPLANATORY NOTE

In this Form 10-Q, We are restating our consolidated statement of operations for the three and six months ended March 31, 2006, and related consolidated statement of cash flows for the six months ended March 31, 2006 as a result of an independent stock option investigation commenced by the Special Committee of our Board of Directors (Special Committee). This restatement is more fully described in Note 2 “Restatement of Condensed Consolidated Financial Statements” to Consolidated Financial Statements.

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

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		As restated (1)		As restated (1)
Net sales (See Note 16)	$59,995	$53,245	$122,139	$104,338
Cost of sales (See Note 16)	48,601	47,601	98,200	91,308

Gross profit	11,394	5,644	23,939	13,030

Operating expenses:
Research and development	5,140	5,425	10,502	11,115
Selling, general and administrative	8,675	7,254	17,768	13,851
Acquired in-process technolgy charge	—	324	—	499

Total operating expenses	13,815	13,003	28,270	25,465

Operating loss	(2,421)	(7,359)	(4,331)	(12,435)
Interest and other income (expense), net	1,000	1,696	2,552	2,745
Gain on sale of investments	8,549	2,187	9,147	2,187

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	7,128	(3,476)	7,368	(7,503)
Provision for income taxes	3	51	13	113

Income (loss) before minority interest and equity in net loss of affiliated companies	7,125	(3,527)	7,355	(7,616)
Minority interest in net (income) loss of consolidated subsidiary	(64)	226	(72)	650
Equity in net loss of affiliated companies	—	(253)	(92)	(476)

Net income (loss)	$7,061	$(3,554)	$7,191	$(7,442)

Basic and diluted net income (loss) per share	$0.19	$(0.10)	$0.19	$(0.20)

Shares used in basic per share calculation	37,612	37,371	37,612	37,306

Diluted net income (loss) per share	$0.19	$(0.10)	$0.19	$(0.20)

Shares used in diluted per share calculation	38,006	37,371	37,998	37,306

See accompanying notes to condensed consolidated financial statements.

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2007	September 30, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$54,942	$37,318
Short-term investments	66,562	76,015
Accounts receivable, net	34,710	31,500
Accounts receivable from related parties (See Note 16)	467	406
Inventories	55,604	52,417
Other current assets	5,797	4,799

Total current assets	218,082	202,455
Property, equipment and leasehold improvements, net	21,859	21,984
Goodwill	25,338	25,338
Purchased intangible assets, net	4,421	5,391
Other assets	2,030	5,110

Total assets	$271,730	$260,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$1,964	$1,632
Accounts payable	37,659	35,683
Accounts payable to related parties (See Note 16)	4,917	4,440
Accrued compensation and benefits	2,987	2,928
Accrued expenses	10,085	9,665

Total current liabilities	57,612	54,348
Other long-term liabilities	1,965	2,048

Total liabilities	59,577	56,396

Commitments and contingencies

Minority interest	762	690

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	380,997	379,038
Accumulated deficit	(170,838)	(178,029)
Accumulated comprehensive income	1,228	2,179

Total stockholders’ equity	211,391	203,192

Total liabilities and stockholders’ equity	$271,730	$260,278

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2007	2006
		As restated (1)
Cash flows from operating activities
Net income (loss)	$7,191	$(7,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,570	1,892
Stock based compensation	1,959	2,650
Amortization of intangibles	970	1,073
Acquired in-process technology charge	—	499
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	(1,766)	—
Gain on sale of shares of Ralink	(7,122)	—
Gain on sale of shares of Keystream Corporation (KSC)	(259)	—
Gain on sale of shares of Signia Technologies Inc. (Signia)	—	(2,187)
(Gain) loss on disposal of assets	—	(541)
Net foreign currency transaction (gains) losses	(201)	(300)
Equity in net loss of affiliated companies	92	476
Minority interest in net loss of consolidated subsidiary	72	(650)
Net effect of changes in current and other assets and current liabilities	(3,302)	(6,683)

Cash used in operating activities	(796)	(11,213)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,468)	(1,091)
Proceeds from sale of SMIC equity securities	14,032	—
Proceeds from sale of Ralink equity securities	8,008	—
Proceeds from sale of KSC equity securities	1,237	—
Proceeds from sale of Signia equity securities	—	4,620
Proceeds from the sale of assets	—	1,049
Cash impact of deconsolidation of Signia	—	(149)
Investment in Integrated Circuit Solution, Inc. (ICSI)	—	(13,303)
Purchases of available-for-sale securities	(9,300)	(50,950)
Proceeds from sales of available-for-sale securities	5,562	65,236

Cash provided by investing activities	18,071	5,412

Cash flows from financing activities
Proceeds from issuance of common stock	—	1,200
Proceeds from borrowings under short-term lines of credit	25,446	41,129
Principal payments of short-term lines of credit	(25,114)	(38,266)
Decrease in restricted cash	—	150

Cash provided by financing activities	332	4,213

Effect of exchange rate changes on cash and cash equivalents	17	300

Net increase in cash and cash equivalents	17,624	(1,288)
Cash and cash equivalents at beginning of period	37,318	27,484

Cash and cash equivalents at end of period	$54,942	$26,196

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

The Company’s operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

2.	Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In the Company’s 2006 Form 10-K, the Company restated its consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004, as a result of an independent stock option investigation commenced by the Special Committee of the Board of Directors (the “Special Committee”). In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $32.1 million during the fiscal years 1997 to 2005. In addition, the Company restated its unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006.

In this Form 10-Q, the Company is restating its consolidated statement of operations for the three and six months ended March 31, 2006, and the related consolidated statement of cash flows for the six months ended March 31, 2006 as a result of an independent stock option investigation commenced by the Special Committee.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments on the Company’s previously reported consolidated statement of operations.

	Three Months Ended March 31, 2006			Six Months Ended March 31, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(In thousands, except per share data)
Net sales	$53,245	$—	$53,245	$104,338	$—	$104,338
Cost of sales	47,607	(6)	47,601	91,317	(9)	91,308

Gross profit	5,638	6	5,644	13,021	9	13,030

Operating expenses
Research and development	5,547	(122)	5,425	11,173	(58)	11,115
Selling, general and administrative	7,239	15	7,254	13,717	134	13,851
Acquired in-process technology	324	—	324	499	—	499

Total operating expenses	13,110	(107)	13,003	25,389	76	25,465

Operating loss	(7,472)	113	(7,359)	(12,368)	(67)	(12,435)
Interest and other income (expense), net	1,696	—	1,696	2,745	—	2,745
Gain on sales of investments, net	2,187	—	2,187	2,187	—	2,187

Loss before income taxes, minority interest and equity in net loss of affiliated companies	(3,589)	113	(3,476)	(7,436)	(67)	(7,503)
Provision for income taxes	51	—	51	113	—	113

Loss before minority interest and equity in net loss of affiliated companies	(3,640)	113	(3,527)	(7,549)	(67)	(7,616)
Minority interest in net loss of consolidated subsidiary	226	—	226	650	—	650
Equity in net loss of affiliated companies	(253)	—	(253)	(476)	—	(476)

Net loss	$(3,667)	$113	$(3,554)	$(7,375)	$(67)	$(7,442)

Basic and diluted net loss per share	$(0.10)	$(0.00)	$(0.10)	$(0.20)	$(0.00)	$(0.20)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the effects of the stock-based compensation and related tax adjustments on the Company’s previously reported consolidated statement of cash flows.

	Six Months Ended March 31, 2006
	As reported	Adjustments	As restated
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,375)	$(67)	$(7,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,583	67	2,650
Depreciation and amortization	1,892	—	1,892
Amortization of intangibles	1,073	—	1,073
Acquired in-process technology charge	499	—	499
Gain on sale of shares of Signia Technologies Inc. (Signia)	(2,187)	—	(2,187)
Gain on the disposal of assets	(541)	—	(541)
Net foreign currency transaction gains	(300)	—	(300)
Equity in net loss of affiliated companies	476	—	476
Minority interest in net loss of consolidated subsidiary	(650)	—	(650)
Net effect of changes in current and other assets and current liabilities	(6,683)	—	(6,683)

Net cash used in operating activities	(11,213)	—	(11,213)
Cash flows from investing activities:
Acquisition of property, equipment, and leasehold improvements	(1,091)	—	(1,091)
Proceeds from the sale of Signia equity securities	4,620	—	4,620
Proceeds from the sale of assets	1,049	—	1,049
Cash impact of deconsolidation of Signia	(149)	—	(149)
Investment in ICSI	(13,303)	—	(13,303)
Purchases of available-for-sale securities	(50,950)	—	(50,950)
Proceeds from sales of available-for-sale securities	65,236	—	65,236

Net cash provided by investing activities	5,412	—	5,412
Cash flows from financing activities:
Proceeds from issuance of common stock	1,200	—	1,200
Proceeds from borrowing under short-term lines of credit	41,129	—	41,129
Principal payments of short-term lines of credit	(38,266)	—	(38,266)
Decrease in restricted cash	150	—	150

Net cash provided by financing activities	4,213	—	4,213
Effect of exchange rate changes on cash and cash equivalents	300	—	300

Net decrease in cash and cash equivalents	(1,288)	—	(1,288)
Cash and cash equivalents at beginning of period	27,484	—	27,484

Cash and cash equivalents at end of period	$26,196	$—	$26,196

3.	Use of Estimates

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

Stock-Based Benefit Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors. At March 31, 2007, 2,947,000 shares were available for future grant under all plans. Options generally vest ratably over a four-year period with a 6-month cliff vest and then vesting ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2007, 1,072,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table summarizes the stock-based compensation charges:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		As restated		As restated
	(In thousands)
Cost of sales	$25	$44	$47	$71
Research and development	433	665	875	1,266
Selling, general and administrative	477	736	1,037	1,313

Stock-based compensation expense	$935	$1,445	$1,959	$2,650

As of March 31, 2007, there was approximately $9.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.6 years. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and six months ended March 31, 2007 and 2006, were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Weighted-average fair value of grants	$3.32	$3.70	$3.10	$3.72
Expected term in years	4.54	4.53	4.53	4.53
Estimated volatility	62%	70%	64%	70%
Risk-free interest rate	4.71%	4.38%	4.66%	4.38%
Dividend yield	0.00%	0.00%	0.00%	0.00%

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Estimated volatility was 62% in the three months ended March 31, 2007 and ranged from 68% to 70% in the three months ended March 31, 2006. Estimated volatility ranged from 62% to 64% and from 68% to 71% in the six months ended March 31, 2007 and March 31, 2006, respectively.

Option activity as of March 31, 2007 and the changes during the six months ended March 31, 2007 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,998	$7.35

Granted	676	$5.61
Exercised	—	$—
Cancelled/forfeited	(836)	$8.51

Outstanding at March 31, 2007	5,838	$6.98	5.84	$2,199

Vested and expected to vest after March 31, 2007	5,453	$7.02	5.77	$2,178

Exercisable at September 30, 2006	3,515	$7.74	4.92	$2,050
Exercisable at March 31, 2007	3,507	$7.34	5.22	$2,076

6.	Concentrations

In the three and six months ended March 31, 2007 and March 31, 2006, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash	$18,472	$—	$—	$18,472
Money market instruments	7,881	—	—	7,881
Commercial paper	27,103	—	(14)	27,089
Certificates of deposit	3,464	—	—	3,464
Municipal notes and bonds	42,800	—	—	42,800
SMIC common stock—saleable within 12 months	18,080	3,718	—	21,798

Total	$117,800	$3,718	$(14)	$121,504

Reported as:
Cash and cash equivalents				$54,942
Short-term investments				66,562

Total				$121,504

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash	$19,576	$—	$—	$19,576
Money market instruments	7,601	—	—	7,601
Commercial paper	10,131	10	—	10,141
Certificates of deposit	2,326	—	—	2,326
Municipal notes and bonds	38,700	—	—	38,700
SMIC common stock—saleable within 12 months	30,346	4,643	—	34,989

Total	$108,680	$4,653	$—	$113,333

Reported as:
Cash and cash equivalents				$37,318
Short-term investments				76,015

Total				$113,333

All debt securities held at March 31, 2007 are due in less than one year. Certificates of deposit are in foreign institutions.

In the six months ended March 31, 2007, the Company sold approximately 107.0 million shares of Semiconductor Manufacturing International Corp. (SMIC) and recorded gross proceeds of approximately $14.0 million and a pre-tax gain of approximately $1.8 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC were subject to certain lockup restrictions which lapsed in February 2007. Therefore all of the Company’s shares in SMIC are freely tradable.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.	Inventories

The following is a summary of inventories by major category:

	March 31, 2007	September 30, 2006
	(In thousands)
Purchased components	$12,814	$10,744
Work-in-process	14,912	21,467
Finished goods	27,878	20,206

	$55,604	$52,417

During the three months and six months ended March 31, 2007, the Company recorded inventory write-downs of $2.4 million and $5.9 million, respectively. During the three and six months ended March 31, 2006, the Company recorded inventory write-downs of $5.8 million and $9.4 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence on certain of its products.

9.	Other Assets

Other assets consisted of the following:

	March 31, 2007	September 30, 2006
	(In thousands)
Equity method investments	$—	$1,062
Cost method equity investments	1,020	1,904
Restricted assets	311	916
Other	699	1,228

	$2,030	$5,110

In December 2006, the Company sold its remaining shares of Key Stream Corp. (KSC) for approximately $1.2 million and recorded a pre-tax gain of approximately $0.3 million.

In the March 2007 quarter, the Company sold approximately 55% of its shares of Ralink (a cost method investment) for approximately $8.0 million and recorded a pre-tax gain of approximately $7.1 million.

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

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		As restated		As restated
	(In thousands)
Net income (loss)	$7,061	$(3,554)	$7,191	$(7,442)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(691)	671	(2)	1,181
Change in unrealized gains/(losses) on investments	498	3,377	(949)	(7,178)

Comprehensive income (loss)	$6,868	$494	$6,240	$(13,439)

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31, 2007	September 30, 2006
	(In thousands)
Accumulated foreign currency translation adjustments	$(2,476)	$(2,474)
Accumulated net unrealized gain on SMIC	3,718	4,643
Accumulated net unrealized gain (loss) on other investments	(14)	10

Total accumulated other comprehensive income	$1,228	$2,179

11.	Borrowings

Short term debt and notes at March 31, 2007 and September 30, 2006 were comprised of working capital loans with a weighted average interest rate of 2.55% and 2.47%, respectively.

There were no assets pledged as collateral for short-term debt or notes. The Company has guaranteed the borrowings of its subsidiary Integrated Circuit Solution, Inc. (ICSI) under a line of credit with a bank in Taiwan for a maximum amount of approximately $3.0 million through January 2008. As of March 31, 2007, there were no borrowings outstanding under this line of credit.

12.	Income Taxes

The income tax provision for the three month and six months ended March 31, 2007 consists of state minimum taxes and foreign withholding taxes of $3,000 and $13,000, respectively. The income tax provision for the three months and six months ended March 31, 2006 consists of foreign withholding taxes of $51,000 and $113,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.	Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		As restated		As restated
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$7,061	$(3,554)	$7,191	$(7,442)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	37,612	37,371	37,612	37,306
Dilutive stock options	394	—	386	—

Denominator for diluted net income (loss) per share	38,006	37,371	37,998	37,306

Basic net income (loss) per share	$0.19	$(0.10)	$0.19	$(0.20)

Diluted net income (loss) per share	$0.19	$(0.10)	$0.19	$(0.20)

For the three months and six months ended March 31, 2007, 5,074,000 and 5,267,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. The diluted earnings per share calculations for the three months and six months ended March 31, 2006 do not include approximately 425,000 and 461,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the three months and six months ended March 31, 2006, an additional 5,180,000 and 4,749,000 stock options, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

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

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified the Company that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend the Company’s securities from trading pending further action by the Listing Council. On May 9, 2007, the Company was advised by the Listing Council that it would remain listed on NASDAQ if it concludes its restatement and files its delinquent required SEC filings by June 5, 2007. The Company filed its Form 10-Q for the quarter ended June 30, 2006 and its Form 10-K for the fiscal year ended September 30, 2006 in May 2007 and filed its Form 10-Q for the quarter ended December 31, 2006 on June 5, 2007.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2007, the Company had approximately $7.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Net sales
United States	$12,778	$11,761	$25,330	$19,844
China	2,435	4,439	5,991	8,879
Hong Kong	15,654	8,560	29,779	17,295
Japan	4,482	3,925	8,417	10,682
Taiwan	10,422	14,482	22,578	27,746
Other Asia Pacific countries	6,713	5,152	12,755	10,592
Europe	7,419	4,646	16,784	8,907
Other	92	280	505	393

Total net sales	$59,995	$53,245	$122,139	$104,338

	March 31, 2007	September 30, 2006
	(In thousands)
Long-lived assets
United States	$2,001	$1,269
Hong Kong	70	80
China	965	1,055
Taiwan	18,823	19,580

	$21,859	$21,984

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	Related Party Transactions

The Company purchases goods from SMIC in which the Company has less than a 2% ownership interest. Lip-Bu Tan, a director of the Company, has been a director of SMIC since January 2002. For the six months ended March 31, 2007 and March 31, 2006, purchases of goods from SMIC were approximately $12,861,000 and $8,908,000, respectively. Accounts payable to SMIC was approximately $4,917,000 and $4,440,000 at March 31, 2007 and September 30, 2006, respectively.

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

Accounts receivable from related parties consisted of the following:

	March 31, 2007	September 30, 2006
	(In thousands)
Flextronics	$467	$251
KSC	—	155

Total	$467	$406

The following table shows net sales to related parties:

	Six months ended March 31,
	2007	2006
	(In thousands)
Flextronics	$871	$313
KSC	13	—

Total	$884	$313

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

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market. ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. At March 31, 2007, we owned approximately 98% of ICSI.

Our financial results for fiscal 2007 and fiscal 2006 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with U.S. generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of such date.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Effective March 1, 2006, we account for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. At March 31, 2007, we owned approximately 6% of Signia.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in fiscal 2006 and in the first six months of fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our revenues shipped outside the U.S. was approximately 79%, 83% and 85% in the first six months of fiscal 2007 and in fiscal 2006 and fiscal 2005, respectively. We measure revenue location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our revenues by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2007	2006	2006	2005
Asia	65%	72%	73%	75%
Europe	14	9	10	9
U.S.	21	19	17	15
Other	—	—	—	1

Total	100%	100%	100%	100%

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

In this Form 10-Q, we are restating our consolidated statements of operations for the three and six months ended March 31, 2006, and related consolidated statement of cash flows for the six months ended March 31, 2006 as a result of an independent stock option investigation commenced by the Special Committee of our Board of Directors. In our 2006 Form 10-K filed with the SEC on May 30, 2007, we restated our consolidated balance sheet as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 30, 2005 and September 30, 2004. In total, the restatement resulted in additional stock-based compensation and related payroll tax expenses, net of income taxes, of $32.1 million during the fiscal years 1997 to 2005. In addition, we restated our unaudited quarterly financial information for all interim periods of fiscal year 2005 and the interim periods ended December 31, 2005 and March 31, 2006. The 2006 Form 10-K also reflect the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. At March 31, 2007, our strategic investments in non-marketable securities totaled $1.0 million.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 13% to $60.0 million in the three months ended March 31, 2007 from $53.2 million in the three months ended March 31, 2006. The increase in net sales of $6.8 million can be attributed to an overall increase in unit shipments across our products lines in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in unit shipments of our SRAM products in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, more than offset the decrease in the average selling prices of such products resulting in an overall increase in SRAM revenue. In addition, the increase in unit shipments of our DRAM products in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 more than offset the decline in average selling prices of such products resulting in an overall increase in DRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended March 31, 2007 and 2006, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $5.8 million to $11.4 million in the three months ended March 31, 2007 from $5.6 million in the three months ended March 31, 2006. Our gross margin increased to 19.0% in the three months ended March 31, 2007 from 10.6% in the three months ended March 31, 2006. Our gross margin for the three month periods ended March 31, 2007 and 2006 benefited from the sale of $0.3 million and $1.4 million, respectively, of previously written down products. Our gross margin for the three months ended March 31, 2007 included inventory write-downs of $2.4 million while our gross margin for the three months ended March 31, 2006 included inventory write-downs of $5.8 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 can be attributed to increased unit shipments of our SRAM and DRAM products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in three months ended March 31, 2007. This contributed to an increase in our SRAM gross margin. Declines in the average selling prices of our DRAM products, particularly our 64 MB DRAM products, more than offset declines in the cost of our DRAM products in three months ended March 31, 2007 compared to three months ended March 31, 2006 resulting in a decline in our DRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses decreased by 5% to $5.1 million in the three months ended March 31, 2007 compared to $5.4 million in the three months ended March 31, 2006. As a percentage of net sales, research and development expenses decreased to 8.6% in the three months ended March 31, 2007 from 10.2% in the three months ended March 31, 2006. The decrease in research and development expenses can be attributed to a decrease in research and development expenses for our Bluetooth and Flash controller development projects which we exited in the March 2006 quarter partially offset by an increase in development costs for new DRAM and SRAM products. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 20% to $8.7 million in the three months ended March 31, 2007 from $7.3 million in the three months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the three months ended March 31, 2007 from 13.6% in the three months ended March 31, 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $1.8 million in legal expenses and accounting fees in the March 2007 quarter attributable to our stock option backdating investigation. Additional expenses related to the investigation will be incurred in the June 2007 quarter. In addition, an increase in selling commissions associated with higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was offset by a decrease in stock-based compensation.

Acquired in-process technology charge. In the three months ended March 31, 2006, we incurred $0.3 million of acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.3 million allocated to IPR&D was expensed in the three months ending March 31, 2006, as it was deemed to have no future alternative use.

Interest and other income (expense), net. Interest and other income (expense), net was $1.0 million in the three months ended March 31, 2007 compared to $1.7 million in the three months ended March 31, 2006. The $1.0 million of interest and other income (expense) in the three months ended March 31, 2007 is comprised primarily of interest income of $0.9 million. The $1.7 million of interest and other income (expense) in the three months ended March 31, 2006 is comprised primarily of interest income of $0.6 million, $0.5 million from the sale of assets from our Bluetooth business and $0.2 million in foreign currency exchange gains. The increase in interest income is primarily attributable to higher cash balances in the three months ended March 31, 2007.

Gain on sale of investments. The gain on the sale of investments was $8.5 million in the three months ended March 31, 2007 compared to $2.2 million in the three months ended March 31, 2006. In the three months ended March 31, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.0 million and recorded a pre-tax gain of approximately $7.1 million. In addition, in the three months ended March 31, 2007, we sold approximately 54.5 million shares of SMIC for approximately $7.7 million which resulted in a pre-tax gain of approximately $1.4 million. In the three months ended March 31, 2006, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of approximately $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16%, and effective March 2006, account for Signia on the cost basis.

Provision for income taxes. The provision for income taxes for the three month period ended March 31, 2007 consists of state minimum taxes of $3,000. The provision for income taxes for the three month period ended March 31, 2006 consists of foreign withholding taxes of $51,000.

Minority interest in net income (loss) of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $64,000 in the three months ended March 31, 2007 compared to a loss of $0.2 million in the three months ended March 31, 2006. The minority interest in net income of consolidated subsidiaries for the three months ended March 31, 2007 represents the minority shareholders’ proportionate share of the net income of ICSI. The minority interest in net loss of consolidated subsidiaries for the three months ended March 31, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for the quarter and the minority shareholders’ proportionate share of the net loss of Signia for the months of January and February 2006. Effective March 2006, we account for Signia on the cost basis.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.3 million in the three months ended March 31, 2006. This related to our equity interest in KSC which we sold in December 2006.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Net Sales. Net sales increased by 17% to $122.1 million in the six months ended March 31, 2007 from $104.3 million in the six months ended March 31, 2006 principally due to higher sales of SRAM products. The increase in unit shipments of our SRAM products in the six months ended March 31, 2007 compared to the six months ended March 31, 2006, more than offset the decrease in average selling prices of such products resulting in an overall increase in SRAM revenue. In addition, the increase in unit shipments of our DRAM products in the six months ended March 31, 2007 compared to the six months ended March 31, 2006 more than offset the decline in average selling prices for such products resulting in an overall increase in DRAM revenue. Sales of EEPROM and other products also increased in the six months ended March 31, 2007 compared to the six months ended March 31, 2006, but such products accounted for only about 14% of our total sales in the six months ended March 31, 2007.

In the six month periods ended March 31, 2007 and 2006, no single customer accounted for over 10% of net sales.

Gross profit. Gross profit increased by $10.9 million to $23.9 million in the six months ended March 31, 2007 from $13.0 million in the six months ended March 31, 2006. Our gross margin increased to 19.6% in the six months ended March 31, 2007 from 12.5% in the six months ended March 31, 2006. Our gross margin for the six month periods ended March 31, 2007 and 2006, benefited from the sale of $1.8 million and $2.2 million, respectively, of previously written down products. Our gross margin for the six months ended March 31, 2007 included inventory write-downs of $5.9 million while our gross margin for the six months ended March 31, 2006 included inventory write-downs of $9.4 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the six months ended March 31, 2007 compared to the six months ended March 31, 2006 can be attributed to increased unit shipments of our SRAM and DRAM products which more than offset declines in average selling prices for such products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in six months ended March 31, 2007. This contributed to an increase in our SRAM gross margin. Our DRAM gross margin increased in the six months ended March 31, 2007 compared to the six months ended March 31, 2006 as a result of a shift in product mix to higher density higher margin products.

Research and development. Research and development expenses decreased by 6% to $10.5 million in the six months ended March 31, 2007 from $11.1 million in the six months ended March 31, 2006. As a percentage of net sales, research and development expenses decreased to 8.6% in the six months ended March 31, 2007 from 10.7% in the six months ended March 31, 2006. The decrease in research and development expenses can be attributed to a decrease in research and development expenses for our Bluetooth and Flash controller development projects which we exited in the March 2006 quarter partially offset by an increase in development costs for new DRAM and SRAM products. However, our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 28% to $17.8 million in the six months ended March 31, 2007 from $13.9 million in the six months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the six months ended March 31, 2007 from 13.3% in the six months ended March 31, 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $3.6 million in legal expenses and accounting fees in the six months ended March 31, 2007 attributable to our stock option backdating investigation. Additional expenses related to the investigation will be incurred in the June 2007 quarter. In addition, there was an increase in selling commissions associated with higher revenues in the six months ended March 31, 2007 compared to the six months ended March 31, 2006.

Acquired in-process technology charge. In the six months ended March 31, 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.5 million allocated to IPR&D was expensed in the six months ending March 31, 2006 as it was deemed to have no future alternative use.

Interest and other income (expense), net. Interest and other income (expense), net was $2.5 million in the six months ended March 31, 2007 compared to $2.7 million in the six months ended March 31, 2006. The $2.5 million of interest and other income (expense) in the six months ended March 31, 2007 is comprised primarily of interest income of $1.8 million and foreign currency gains of $0.2 million. The $2.7 million of interest and other income (expense), net in the six months ended March 31, 2006 is comprised primarily of interest income of $1.3 million, gain on the sale of assets from our Bluetooth business in the March 2006 quarter of $0.5 million and foreign currency exchange gains of $0.3 million.

Gain on sale of investments. The gain on the sale of investments was $9.2 million in the six months ended March 31, 2007 compared to $2.2 million in the six months ended March 31, 2006. In the six months ended March 31, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.0 million and recorded a pre-tax gain of approximately $7.1 million. In addition, in the six months ended March 31, 2007, we sold approximately 107.0 million shares of SMIC for approximately $14.0 million which resulted in a pre-tax gain of approximately $1.8 million. We also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million. In the six months ended March 31, 2006, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million.

Provision for income taxes. The provision for income taxes for the six month period ended March 31, 2007 consists of foreign withholding taxes and state minimum taxes of $13,000. The provision for income taxes for the six month period ended March 31, 2006 consists of foreign withholding taxes of $113,000.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $72,000 in the six months ended March 31, 2007 compared to a loss of $0.7 million in the six months ended March 31, 2006. The minority interest in net income of consolidated subsidiaries for the six months ended March 31, 2007 represents the minority shareholders’ proportionate share of the net income of ICSI. The minority interest in net loss of consolidated subsidiaries for the six months ended March 31, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.1 million in the six months ended March 31, 2007 compared to $0.5 million in the six months ended March 31, 2006. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $121.5 million. During the six months ended March 31, 2007, operating activities used cash of approximately $0.8 million compared to $11.2 million used in the six months ended March 31, 2006. The cash used by operations in the six months ended March 31, 2007 was primarily due to increases in accounts receivable of $3.3 million and increases in inventories of $3.0 million. This was partially offset by our net income of $7.2 million adjusted for non-cash items of $4.7 million (stock-based compensation expense of $2.0 million, depreciation and amortization of $1.6 million, amortization of intangibles of $1.0 million, gain from the sale of SMIC, Ralink and KSC equity securities of $(9.2) million and other non-cash items of $(0.1) million) and increases in accounts payable of $2.4 million, increases in accrued liabilities of $0.5 million and decreases in other assets of $0.1 million. The cash used by operations in the six months ended March 31, 2006 was primarily due to increases in inventories of $4.2 million, increases in accounts receivable of $1.5 million, increases in other assets of $0.9 million, decreases in accounts payable of $0.6 million, and our net loss of $7.4 million adjusted for non-cash items of $2.9 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.5) million, stock-based compensation expense of $2.6 million, equity in net loss of affiliated companies of $0.5 million, depreciation and amortization of $1.9 million, amortization of intangibles of $1.1 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.0) million). This was partially offset by increases in accrued expenses of $0.5 million.

In the six months ended March 31, 2007, we generated $18.1 million from investing activities compared to $5.4 million generated in the six months ended March 31, 2006. In the six months ended March 31, 2007, we generated approximately $14.0 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $1.8 million, generated approximately $8.0 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.1 million and generated approximately $1.2 million from our sale shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $3.7 million for net purchases of available-for-sale securities. The cash generated from investing activities in the six months ended March 31, 2006 primarily resulted from net sales of available-for-sale securities of $14.3 million. In addition, we generated $4.6 million from the sale of Signia shares which was offset by $0.1 million from the deconsolidation of Signia and generated $1.0 million from the sale of other Bluetooth assets. We used approximately $13.3 million in the six months ended March 31, 2006 for the purchase of additional shares of ICSI.

In the six months ended March 31, 2007, we made capital expenditures of approximately $1.5 million compared to $1.1 million in the six months ended March 31, 2006. The expenditures in the six months ended March 31, 2007 was primarily for test equipment, computer hardware and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $0.3 million from financing activities during the six months ended March 31, 2007 compared to $4.2 million in the six months ended March 31, 2006. In the six months ended March 31, 2007, we generated $25.4 million from borrowings under lines of credit in Taiwan and used $25.1 million for the repayment of short-term borrowings. In the six months ended March 31, 2006, we used $38.3 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2006 were borrowings of $41.1 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.2 million from stock option exercises and a decrease in restricted cash of $0.2 million.

We have $17.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through February 2008. As of March 31, 2007, we had outstanding borrowings of approximately $2.0 million under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $3.0 million through January 2008. As of March 31, 2007, there were no borrowings outstanding under this line of credit. Our unused short-term lines of credit and unused lines of credit for short-term notes amounted to approximately $14.4 million and $1.5 million, respectively, at March 31, 2007.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.5 million at March 31, 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended March 31, 2007, we recorded exchange losses of approximately $0.1 million. However, in the three months ended December 31, 2006, we recorded exchange gains of approximately $0.3 million. In fiscal 2006, we recorded exchange gains of approximately $0.9 million. Prior to this we had not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $99.7 million at March 31, 2007 excluding $21.8 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.0 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the six months ended March 31, 2007, we sold shares of SMIC and recorded gross proceeds of approximately $14.0 million and a pre-tax gain of approximately $1.8 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $18.1 million and the market value at March 31, 2007 was approximately $21.8 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We have investments in equity securities of privately held companies of approximately $1.0 million at March 31, 2007. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that certain of the remedial actions described below had been implemented or were in the process of being implemented during such period.

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

We believe that the changes made in March 2006 remediated the past material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting, and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during the three months ended March 31, 2007 and not been detected as part of our financial reporting close process.

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

On January 19, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”) notified us that, pursuant to its discretionary authority, it had called for review the December 7, 2006 decision of the Panel and stayed any determinations to suspend our securities from trading pending further action by the Listing Council. On May 9, 2007, we were advised by the Listing Council that we would remain listed on NASDAQ if we conclude our restatement and file our delinquent required SEC filings by June 5, 2007. We filed our Form 10-Q for the quarter ended June 30, 2006 and our Form 10-K for the fiscal year ended September 30, 2006 in May 2007 and filed our Form 10-Q for the quarter ended December 31, 2006 on June 5, 2007.

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

In connection with the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. Upon the filing of this Quarterly Report on Form 10-Q, we believe that we will be in compliance with the NASDAQ listing standards. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the March 2007 quarter, December 2006 quarter and September 2006 quarter, there is no assurance that we will maintain or achieve profitability in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

In the six months ended March 31, 2007 and in fiscal 2006, approximately 86% and 91%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. In addition, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first six months of fiscal 2007, in fiscal 2006, and in fiscal 2005, we recorded inventory write-downs of $5.9 million, $16.5 million and $13.9 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the six months ended March 31, 2007, approximately 21% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international locations will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are located in Taiwan and China and a substantial majority of our employees are located outside of the U.S. A devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At March 31, 2007, our strategic investments in non-marketable securities totaled $1.0 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million impairment losses on two equity investments in fiscal 2005. In addition, we own shares in SMIC with a cost basis of approximately $18.1 million and a market value at March 31, 2007 of approximately $21.8 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC were subject to certain lockup restrictions which lapsed in February 2007. Therefore all our shares in SMIC are freely tradable.

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