Form 10-Q
period 2007-06-30
INTEGRATED SILICON SOLUTION INC
filed 2007-08-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2007 was 37,814,094.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, expect per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales (See Note 15)	$59,927	$53,249	$182,066	$157,587
Cost of sales (See Note 15)	48,192	48,911	146,392	140,219

Gross profit	11,735	4,338	35,674	17,368

Operating expenses:
Research and development	4,978	5,459	15,480	16,574
Selling, general and administrative	7,876	6,509	25,644	20,360
Acquired in-process technology charge	—	—	—	499

Total operating expenses	12,854	11,968	41,124	37,433

Operating loss	(1,119)	(7,630)	(5,450)	(20,065)
Interest and other income (expense), net	3,820	696	6,372	3,441
Gain on sale of investments	2,282	267	11,429	2,454

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	4,983	(6,667)	12,351	(14,170)
Provision for income taxes	32	51	45	164

Income (loss) before minority interest and equity in net loss of affiliated companies	4,951	(6,718)	12,306	(14,334)

Minority interest in net (income) loss of consolidated subsidiary	(33)	39	(105)	689
Equity in net loss of affiliated companies	—	(233)	(92)	(709)

Net income (loss)	$4,918	$(6,912)	$12,109	$(14,354)

Basic net income (loss) per share	$0.13	$(0.18)	$0.32	$(0.38)

Shares used in basic per share calculation	37,618	37,488	37,614	37,367

Diluted net income (loss) per share	$0.13	$(0.18)	$0.32	$(0.38)

Shares used in diluted per share calculation	37,999	37,488	37,995	37,367

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	September 30, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$58,045	$37,318
Short-term investments	68,083	76,015
Accounts receivable, net	36,566	31,500
Accounts receivable from related parties (See Note 15)	609	406
Inventories	40,487	52,417
Other current assets	6,958	4,799

Total current assets	210,748	202,455
Property, equipment and leasehold improvements, net	22,334	21,984
Goodwill	25,338	25,338
Purchased intangible assets, net	4,103	5,391
Other assets	1,809	5,110

Total assets	$264,332	$260,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and notes	$606	$1,632
Accounts payable	32,038	35,683
Accounts payable to related parties (See Note 15)	1,914	4,440
Accrued compensation and benefits	3,312	2,928
Accrued expenses	7,161	9,665

Total current liabilities	45,031	54,348
Other long-term liabilities	1,917	2,048

Total liabilities	46,948	56,396

Commitments and contingencies

Minority interest	662	690

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	382,422	379,038
Accumulated deficit	(165,920)	(178,029)
Accumulated comprehensive income	216	2,179

Total stockholders' equity	216,722	203,192

Total liabilities and stockholders’ equity	$264,332	$260,278

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$12,109	$(14,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,317	2,775
Stock-based compensation	2,886	3,582
Amortization of intangibles	1,462	1,270
Acquired in-process technology charge	—	499
Gain on sale of shares of Ralink	(7,928)	—
Gain on sale of shares of Semiconductor Manufacturing International
Corp. (SMIC)	(3,238)	—
Gain on sale of shares of Keystream Corporation (KSC)	(259)	—
Gain on sale of shares of Signia Technologies Inc. (Signia)	—	(2,187)
Gain on sale of shares of E-CMOS Corporation (E-CMOS)	—	(267)
(Gain) loss on disposal of assets	9	(541)
Net foreign currency transaction gains	(211)	(339)
Equity in net loss of affiliated companies	92	709
Minority interest in net income (loss) of consolidated subsidiary	105	(689)
Net effect of changes in current and other assets and liabilities	(2,516)	6,740

Cash provided by (used in) operating activities	4,828	(2,802)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(2,358)	(1,316)
Proceeds from the sale of assets	—	1,144
Proceeds from sale of Ralink equity securities	8,938	—
Proceeds from sale of SMIC equity securities	22,153	—
Proceeds from sale of KSC equity securities	1,237	—
Proceeds from sale of Signia equity securities	—	4,620
Proceeds from sale of E-CMOS equity securities	—	1,454
Cash impact of deconsolidation of Signia	—	(149)
Investment in Integrated Circuit Solution, Inc. (ICSI)	(307)	(13,860)
Purchases of available-for-sale securities	(31,600)	(55,650)
Proceeds from sales of available-for-sale securities	18,190	72,701

Cash provided by investing activities	16,253	8,944

Cash flows from financing activities
Proceeds from issuance of common stock	498	1,367
Principal payments of short-term lines of credit	(27,683)	(53,783)
Proceeds from borrowings under short-term lines of credit	26,051	55,743
Borrowings under equipment financing	606	—
Decrease in restricted cash	—	150

Cash provided by (used in) financing activities	(528)	3,477

Effect of exchange rate changes on cash and cash equivalents	174	426

Net increase in cash and cash equivalents	20,727	10,045
Cash and cash equivalents at beginning of period	37,318	27,484

Cash and cash equivalents at end of period	$58,045	$37,529

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

The Company’s operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

2.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

3.	Impact of Recently Issued Accounting Standards

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect that the adoption of SAB 108 will have a material effect on the Company’s consolidated financial statements.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. This requirement is not required until fiscal 2008. The Company is currently evaluating the impact that the provisions will have on the Company’s consolidated financial statements.

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

4.	Stock-based Compensation

Stock-Based Benefit Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors. At June 30, 2007, 3,103,000 shares were available for future grant under all plans. Options generally vest over a four-year period with a 6-month cliff vest and then vest ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant. The Company issues new shares of common stock upon exercise of stock options.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2007, 1,072,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table summarizes the stock-based compensation charges:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Cost of sales	$28	$24	$75	$95
Research and development	423	365	1,298	1,631
Selling, general and administrative	476	543	1,513	1,856

Stock-based compensation expense	$927	$932	$2,886	$3,582

As of June 30, 2007, there was approximately $8.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.4 years. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and nine months ended June 30, 2007 and 2006, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted-average fair value of grants	$2.84	$3.61	$3.06	$3.70
Expected term in years	4.54	4.54	4.53	4.53
Estimated volatility	56%	67%	63%	69%
Risk-free interest rate	4.78%	4.96%	4.67%	4.50%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Estimated volatility ranged from 54% to 57% in the three months ended June 30, 2007 and ranged from 66% to 68% in the three months ended June 30, 2006. Estimated volatility ranged from 54% to 64% and from 66% to 71% in the nine months ended June 30, 2007 and June 30, 2006, respectively.

Option activity as of June 30, 2007 and the changes during the nine months ended June 30, 2007 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,998	$7.35
Granted	783	$5.61
Exercised	(73)	$3.30		$212
Cancelled/forfeited	(1,099)	$8.13

Outstanding at June 30, 2007	5,609	$7.21	5.54	$3,180

Vested and expected to vest after June 30, 2007	5,292	$7.27	5.47	$3,078
Exercisable at September 30, 2006	3,515	$7.74	4.92	$2,050
Exercisable at June 30, 2007	3,617	$7.68	4.97	$2,622

5.	Concentrations

In the three and nine months ended June 30, 2007 and June 30, 2006, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$29,525	$—	$—	$29,525
Money market instruments	7,682	—	—	7,682
Commercial paper	17,849	—	(11)	17,838
Certificates of deposit	4,986	—	—	4,986
Municipal notes and bonds	52,450	—	—	52,450
SMIC common stock—saleable within 12 months	11,430	2,217	—	13,647

Total	$123,922	$2,217	$(11)	$126,128

Reported as:
Cash and cash equivalents				$58,045
Short-term investments				68,083

Total				$126,128

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$19,576	$—	$—	$19,576
Money market instruments	7,601	—	—	7,601
Commercial paper	10,131	10	—	10,141
Certificates of deposit	2,326	—	—	2,326
Municipal notes and bonds	38,700	—	—	38,700
SMIC common stock—saleable within 12 months	30,346	4,643	—	34,989

Total	$108,680	$4,653	$—	$113,333

Reported as:
Cash and cash equivalents				$37,318
Short-term investments				76,015

Total				$113,333

All debt securities held at June 30, 2007 are due in less than one year. Certificates of deposit are in foreign institutions.

In the nine months ended June 30, 2007, the Company sold approximately 165.0 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related pary, and recorded gross proceeds of approximately $22.2 million and a pre-tax gain of approximately $3.2 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC were subject to certain lockup restrictions which lapsed in February 2007. Therefore all of the Company’s shares in SMIC are freely tradable.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Inventories

The following is a summary of inventories by major category:

	June 30, 2007	September 30, 2006
	(In thousands)
Purchased components	$10,578	$10,744
Work-in-process	6,563	21,467
Finished goods	23,346	20,206

	$40,487	$52,417

During the three months and nine months ended June 30, 2007, the Company recorded inventory write-downs of $2.0 million and $7.9 million, respectively. During the three and nine months ended June 30, 2006, the Company recorded inventory write-downs of $4.9 million and $14.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence on certain of its products.

8.	Other Assets

Other assets consisted of the following:

	June 30, 2007	September 30, 2006
	(In thousands)
Equity method investments	$—	$1,062
Cost method equity investments	930	1,904
Restricted assets	315	916
Other	564	1,228

	$1,809	$5,110

In December 2006, the Company sold its remaining shares of Key Stream Corp. (KSC) for approximately $1.2 million and recorded a pre-tax gain of approximately $0.3 million. KSC was a related party through December 2006.

In the nine months ended June 30, 2007, the Company sold approximately 61% of its shares of Ralink (a cost method investment) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million.

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment and unrealized gains and losses on investments.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$4,918	$(6,912)	$12,109	$(14,354)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	486	79	484	1,260
Change in unrealized gains/(losses) on investments	(1,498)	(1,741)	(2,447)	(8,919)

Comprehensive income (loss)	$3,906	$(8,574)	$10,146	$(22,013)

The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30, 2007	September 30, 2006
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,990)	$(2,474)
Accumulated net unrealized gain on SMIC	2,217	4,643
Accumulated net unrealized gain (loss) on other investments	(11)	10

Total accumulated other comprehensive income	$216	$2,179

10.	Borrowings

Short term debt and notes at June 30, 2007 were comprised of borrowings under an equipment financing loan with an interest rate of 6.94%. Short term debt and notes at September 30, 2006 were comprised of working capital loans with a weighted average interest rate of 2.47%.

There were no assets pledged as collateral for short-term debt or notes. The Company has guaranteed the borrowings of its subsidiary Integrated Circuit Solution, Inc. (ICSI) under a line of credit with a bank in Taiwan for a maximum amount of approximately $3.1 million through January 2008. As of June 30, 2007, there were no borrowings outstanding under this line of credit.

11.	Income Taxes

The income tax provision for the three month and nine months ended June 30, 2007 consists primarily of federal and state minimum taxes and foreign withholding taxes of $32,000 and $45,000, respectively. The income tax provision for the three months and nine months ended June 30, 2006 consists primarily of foreign withholding taxes of $51,000 and $164,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.	Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$4,918	$(6,912)	$12,109	$(14,354)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	37,618	37,488	37,614	37,367
Dilutive stock options	381	—	381	—

Denominator for diluted net income (loss) per share	37,999	37,488	37,995	37,367

Basic net income (loss) per share	$0.13	$(0.18)	$0.32	$(0.38)

Diluted net income (loss) per share	$0.13	$(0.18)	$0.32	$(0.38)

For the three months and nine months ended June 30, 2007, 4,976,000 and 5,173,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. The diluted earnings per share calculations for the three months and nine months ended June 30, 2006 do not include approximately 362,000 and 426,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the three months and nine months ended June 30, 2006, an additional 5,105,000 and 5,019,000 stock options, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

13.	Commitments and Contingencies

Legal Proceedings

The Company is subject to various legal proceedings and claims as discussed below. In addition, in the ordinary course of its business, the Company has been involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation in the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Plaintiffs filed a consolidated complaint on November 27, 2006, based upon the same underlying facts and circumstances alleged in the prior complaints. In addition to the claims asserted and the relief sought in the original complaints, the consolidated complaint purports to assert claims against the individual defendants for aiding and abetting and violating Sections 14(a) and 20(a) of the Exchange Act and seeks an accounting. The Company is again named solely as a nominal defendant.

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

Plaintiffs in the state and federal derivative complaints will amend their complaints. Defendants will move to dismiss both the state and federal complaints.

SEC Settlement

As previously disclosed, the Division of Enforcement of the Securities and Exchange Commission has been conducting a private nonpublic investigation of the Company’s historical stock option granting practices, which were the subject of the financial restatement described in the Form 10-K the Company filed on May 30, 2007. On August 1, 2007, the Commission filed a Complaint against the Company and our former Chief Financial Officer, Securities and Exchange Commission v. Integrated Silicon Solution Inc. and Gary L. Fischer, No. C-07-3945 (N.D. Cal.). The Company settled the matter, without admitting or denying the allegations, and without paying any penalty, by consenting to a permanent injunction against violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b 20, 13a-1, 13a-11, 13a-13 and 14a-9.

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. Three purported class action lawsuits were filed against us and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. The Company is committed to defending itself against these claims and has instructed its counsel to contest these actions vigorously. Given the preliminary stage of these proceedings and the inherent uncertainty in litigation, the Company is unable to predict the outcome of these suits. The final resolution of these alleged violations of federal or state antitrust laws could have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2007, the Company had approximately $14.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

14.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net sales
United States	$10,091	$6,408	$35,421	$26,249
China	1,751	1,285	7,742	10,164
Hong Kong	17,159	12,561	46,938	29,856
Japan	3,604	5,017	12,021	15,699
Taiwan	11,087	15,463	33,664	43,208
Other Asia Pacific countries	6,886	6,581	19,641	17,173
Europe	9,081	5,852	25,865	14,764
Other	268	82	774	474

Total net sales	$59,927	$53,249	$182,066	$157,587

	June 30, 2007	September 30, 2006
	(In thousands)
Property, equipment and leasehold improvements
United States	$2,495	$1,269
Hong Kong	66	80
China	967	1,055
Taiwan	18,806	19,580

	$22,334	$21,984

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.	Related Party Transactions

The Company purchases goods from SMIC in which the Company has less than a 1% ownership interest. Lip-Bu Tan, a director of the Company through July 30, 2007, has been a director of SMIC since January 2002. For the nine months ended June 30, 2007 and June 30, 2006, purchases of goods from SMIC were approximately $15,815,000 and $15,013,000, respectively. Accounts payable to SMIC was approximately $1,914,000 and $4,440,000 at June 30, 2007 and September 30, 2006, respectively.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company through July 30, 2007, has been a director of Flextronics since April 3, 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company sells semiconductor products to KSC in which the Company had an approximate 22% equity interest until it sold its investment in December 2006. Kong-Yeu Han, a director of the Company, was a director of KSC until December 2006.

Accounts receivable from related parties consisted of the following:

	June 30, 2007	September 30, 2006
	(In thousands)
Flextronics	$609	$251
KSC	—	155

Total	$609	$406

The following table shows net sales to related parties:

	Nine months ended June 30,
	2007	2006
	(In thousands)
Flextronics	$1,585	$492
KSC	13	108

Total	$1,598	$600

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

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market. ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. At June 30, 2007, we owned approximately 98% of ICSI. Our financial results for fiscal 2007 and fiscal 2006 reflect accounting for ICSI on a consolidated basis.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Effective March 1, 2006, we account for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. At June 30, 2007, we owned approximately 6% of Signia.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until our sale, and for fiscal 2006 reflect accounting for KSC on the equity basis.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, and SmartCards. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in fiscal 2006 and in the first nine months of fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices would have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 80% and 83% in the first nine months of fiscal 2007 and in fiscal 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Year Ended September 30,
	2007	2006	2006
Asia	66%	74%	73%
Europe	14	9	10
U.S.	20	17	17

Total	100%	100%	100%

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

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, broad fluctuations in our overall business in the past several years make it difficult for us to assess the impact of seasonal factors on our business.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments; (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation, which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Accounting for acquisitions and goodwill. We account for acquisitions using the purchase accounting method in accordance with SFAS 141, “Business Combinations.” Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances where indicators of impairment may exist. For instance, in response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of tangible and intangible assets, including goodwill. In fiscal 2005, we recorded charges for impairment of goodwill in the amount of $4.4 million.

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. At June 30, 2007, our strategic investments in non-marketable securities totaled $0.9 million.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not expect that the adoption of SAB 108 will have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires the measurement date of the plan’s funded status to be the same as our fiscal year-end. This requirement is not required until fiscal 2008. We are currently evaluating the impact that the provisions will have on our consolidated financial statements.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 13% to $59.9 million in the three months ended June 30, 2007 from $53.2 million in the three months ended June 30, 2006. The increase in net sales of $6.7 million can be attributed primarily to an increase in unit shipments of our application specific standard products (ASSP) which includes our EEPROM, Smart Card and logic products in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. In addition, the increase in unit shipments of our SRAM products in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, more than offset the decrease in the average selling prices of such products resulting in an overall increase in SRAM revenue. While unit shipments of our DRAM products increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, such increases were offset by a decline in average selling prices of such products resulting in an overall decrease in DRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended June 30, 2007 and 2006, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $7.4 million to $11.7 million in the three months ended June 30, 2007 from $4.3 million in the three months ended June 30, 2006. Our gross margin increased to 19.6% in the three months ended June 30, 2007 from 8.1% in the three months ended June 30, 2006. Our gross margin for the three month period ended June 30, 2007 benefited from the sale of $0.4 million of previously written down products. Our gross margin for the three months ended June 30, 2007 included inventory write-downs of $2.0 million while our gross margin for the three months ended June 30, 2006 included inventory write-downs of $4.9 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 can be attributed primarily to increased unit shipments of our ASSP and SRAM products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in three months ended June 30, 2007. This contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended June 30, 2007 compared to three months ended June 30, 2006, resulting in a increase in our DRAM gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses decreased by 9% to $5.0 million in the three months ended June 30, 2007 compared to $5.5 million in the three months ended June 30, 2006. As a percentage of net sales, research and development expenses decreased to 8.3% in the three months ended June 30, 2007 from 10.3% in the three months ended June 30, 2006. The decrease in research and development expenses can be attributed primarily to a decrease in maskwork expenses in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which was partially offset by an increase in development costs for new DRAM and SRAM products. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 21% to $7.9 million in the three months ended June 30, 2007 from $6.5 million in the three months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% in the three months ended June 30, 2007 from 12.2% in the three months ended June 30, 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $0.9 million in legal expenses and accounting fees in the June 2007 quarter attributable to our stock option backdating investigation. In addition, there was an increase in selling commissions associated with higher revenues in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Interest and other income (expense), net. Interest and other income (expense), net was $3.8 million in the three months ended June 30, 2007 compared to $0.7 million in the three months ended June 30, 2006. The $3.8 million of interest and other income (expense) in the three months ended June 30, 2007 is comprised primarily of a $2.3 million gain in connection with the settlement of a commercial dispute, interest income of $1.1 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The $0.7 million of interest and other income (expense) in the three months ended June 30, 2006 is comprised primarily of interest income.

Gain on sale of investments. The gain on the sale of investments was $2.3 million in the three months ended June 30, 2007 compared to $0.3 million in the three months ended June 30, 2006. In the three months ended June 30, 2007, we sold approximately 58.0 million shares of SMIC for approximately $8.1 million which resulted in a pre-tax gain of approximately $1.5 million. In addition, in the three months ended June 30, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $0.9 million and recorded a pre-tax gain of approximately $0.8 million. In the three months ended June 30, 2006, we sold our investment in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million.

Provision for income taxes. The provision for income taxes for the three month period ended June 30, 2007 of $32,000 consists primarily of state and federal minimum taxes. The provision for income taxes for the three month period ended June 30, 2006 of $51,000 consists primarily of foreign withholding taxes and taxes in foreign jurisdictions.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $33,000 in the three months ended June 30, 2007 compared to a loss of $39,000 in the three months ended June 30, 2006. The minority interest in net (income) loss of consolidated subsidiaries for the three months ended June 30, 2007 and 2006 represents the minority shareholders’ proportionate share of the net income of ICSI.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.2 million in the three months ended June 30, 2006. This related to our equity interest in KSC which we sold in December 2006.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Net Sales. Net sales increased by 16% to $182.1 million in the nine months ended June 30, 2007 from $157.6 million in the nine months ended June 30, 2006 principally due to higher sales of SRAM and ASSP products. The increase in unit shipments of our SRAM products in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006, more than offset the decrease in average selling prices of such products resulting in an overall increase in SRAM revenue. Sales of ASSP products also increased in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006, but such products accounted for only about 14% of our total sales in the nine months ended June 30, 2007. In addition, the increase in unit shipments of our DRAM products in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 more than offset the decline in average selling prices for such products resulting in an overall increase in DRAM revenue.

In the nine month periods ended June 30, 2007 and 2006, no single customer accounted for over 10% of net sales.

Gross profit. Gross profit increased by $18.3 million to $35.7 million in the nine months ended June 30, 2007 from $17.4 million in the nine months ended June 30, 2006. Our gross margin increased to 19.6% in the nine months ended June 30, 2007 from 11.0% in the nine months ended June 30, 2006. Our gross margin for the nine month periods ended June 30, 2007 and 2006, benefited from the sale of $2.1 million and $2.3 million, respectively, of previously written down products. Our gross margin for the nine months ended June 30, 2007 included inventory write-downs of $7.9 million while our gross margin for the nine months ended June 30, 2006 included inventory write-downs of $14.3 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. The increase in gross profit in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 can be attributed to increased unit shipments of our SRAM and ASSP products which more than offset declines in average selling prices for such products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in nine months ended June 30, 2007. This contributed to an increase in our SRAM gross margin. Our DRAM gross margin increased in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 as a result of a shift in product mix to higher density higher margin products.

Research and development. Research and development expenses decreased by 7% to $15.5 million in the nine months ended June 30, 2007 from $16.6 million in the nine months ended June 30, 2006. As a percentage of net sales, research and development expenses decreased to 8.5% in the nine months ended June 30, 2007 from 10.5% in the nine months ended June 30, 2006. The decrease in research and development expenses can be attributed to a decrease in research and development expenses for our Bluetooth and Flash controller development projects which we exited in the March 2006 quarter. In addition, a decrease in maskwork expenses in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 was partially offset by an increase in development costs for new DRAM and SRAM products. However, our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 26% to $25.6 million in the nine months ended June 30, 2007 from $20.4 million in the nine months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% in the nine months ended June 30, 2007 from 12.9% in the nine months ended June 30, 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $4.5 million in legal expenses and accounting fees in the nine months ended June 30, 2007 attributable to our stock option backdating investigation. In addition, there was an increase in selling commissions associated with higher revenues in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

Acquired in-process technology charge. In the nine months ended June 30, 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.5 million allocated to IPR&D was expensed in the nine months ending June 30, 2006 as it was deemed to have no future alternative use.

Interest and other income (expense), net. Interest and other income (expense), net was $6.4 million in the nine months ended June 30, 2007 compared to $3.4 million in the nine months ended June 30, 2006. The $6.4 million of interest and other income (expense) in the nine months ended June 30, 2007 is comprised primarily of interest income of $2.9 million, a $2.3 million gain in connection with the settlement of a commercial dispute and $1.2 million in rental income from the lease of excess space in our Taiwan facility. The $3.4 million of interest and other income (expense), net in the nine months ended June 30, 2006 is comprised primarily of interest income of $2.0 million, $0.5 million from the sale of assets from our Bluetooth business in the March 2006 quarter and $0.3 million in foreign currency exchange gains.

Gain on sale of investments. The gain on the sale of investments was $11.4 million in the nine months ended June 30, 2007 compared to $2.5 million in the nine months ended June 30, 2006. In the nine months ended June 30, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in the nine months ended June 30, 2007, we sold approximately 165.0 million shares of SMIC for approximately $22.2 million which resulted in a pre-tax gain of approximately $3.2 million. We also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million. In the nine months ended June 30, 2006, we sold our investment in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our investment in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million.

Provision for income taxes. The provision for income taxes for the nine month period ended June 30, 2007 of $45,000 consists primarily of federal and state minimum taxes and foreign withholding taxes. The provision for income taxes for the nine month period ended June 30, 2006 of $164,000 consists primarily of foreign withholding taxes and taxes in foreign jurisdictions.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $0.1 million in the nine months ended June 30, 2007 compared to a loss of $0.7 million in the nine months ended June 30, 2006. The minority interest in net income of consolidated subsidiaries for the nine months ended June 30, 2007 represents the minority shareholders’ proportionate share of the net income of ICSI. The minority interest in net loss of consolidated subsidiaries for the nine months ended June 30, 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.1 million in the nine months ended June 30, 2007 compared to $0.7 million in the nine months ended June 30, 2006. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $126.1 million. During the nine months ended June 30, 2007, operating activities provided cash of approximately $4.8 million compared to $2.8 million used in the nine months ended June 30, 2006. The cash provided by operations in the nine months ended June 30, 2007 was primarily due to our net income of $12.1 million adjusted for non-cash items of $4.8 million (stock-based compensation expense of $2.9 million, depreciation and amortization of $2.3 million, amortization of intangibles of $1.5 million, gain from the sale of SMIC, Ralink and KSC equity securities of $(11.4) million and other non-cash items of $(0.1) million) and decreases in inventories of $12.2 million. This was partially offset by increases in accounts receivable of $5.1 million and increases in other assets of $0.9 million and decreases in accounts payable of $6.4 million and decreases in accrued liabilities of $2.3 million. The cash used by operations in the nine months ended June 30, 2006 was primarily due to our net loss of $14.4 million adjusted for non-cash items of $4.8 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.5) million, gain on the sale of E-CMOS of $(0.3) million, stock-based compensation expense of $3.6 million, equity in net loss of affiliated companies of $0.7 million, depreciation and amortization of $2.8 million, amortization of intangibles of $1.3 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.0) million) and decreases in accounts payable of $2.9 million. This was partially offset by decreases in inventories of $6.3 million, decreases in accounts receivable of $0.3 million, and increases in accrued expenses of $2.7 million and other liabilities of $0.3 million.

In the nine months ended June 30, 2007, we generated $16.3 million from investing activities compared to $8.9 million generated in the nine months ended June 30, 2006. In the nine months ended June 30, 2007, we generated approximately $22.2 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $3.2 million, generated approximately $8.9 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.9 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $13.4 million for net purchases of available-for-sale securities and $0.3 million for the purchase of additional shares of ICSI. The cash generated from investing activities in the nine months ended June 30, 2006 primarily resulted from net sales of available-for-sale securities of $17.0 million. In addition, during the nine months ended June 30, 2006, we generated $1.5 million from the sale of our investment in E-CMOS resulting in a pre-tax gain of approximately $0.3 million, $4.6 million from the sale of Signia shares resulting in a pre-tax gain of approximately $2.2 million (which was offset by $0.1 million from the deconsolidation of Signia) and $1.1 million from the sale of Bluetooth and other assets. We used approximately $13.9 million in the nine months ended June 30, 2006 for the purchase of additional shares of ICSI.

In the nine months ended June 30, 2007, we made capital expenditures of approximately $2.4 million compared to $1.3 million in the nine months ended June 30, 2006. The expenditures in the nine months ended June 30, 2007 were primarily for test equipment, computer hardware and software and engineering tools. We expect to spend approximately $1.0 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $0.5 million for financing activities during the nine months ended June 30, 2007 compared to $3.5 million generated in the nine months ended June 30, 2006. In the nine months ended June 30, 2007, we used $27.7 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2007 were borrowings of $26.1 million under ICSI lines of credit, borrowings of $0.6 million under equipment financing loans and proceeds from the issuance of common stock of $0.5 million from stock option exercises. In the nine months ended June 30, 2006, we used $53.8 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2006 were borrowings of $55.7 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.4 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $0.2 million.

We have $15.2 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2008. As of June 30, 2007, we had no outstanding borrowings under these short-term lines of credit. We guaranteed the borrowings of ICSI under a line of credit with a bank in Taiwan for a maximum amount of approximately $3.1 million through January 2008. As of June 30, 2007, there were no borrowings outstanding under this line of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.5 million at June 30, 2007.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan and Korea where expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the nine months ended June 30, 2007, we recorded exchange gains of approximately $0.2 million. However, in the three months ended March 31, 2007, we recorded exchange losses of approximately $0.1 million. In fiscal 2006, we recorded exchange gains of approximately $0.9 million. While in recent periods, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates, we could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $112.5 million at June 30, 2007 excluding $13.6 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.1 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the nine months ended June 30, 2007, we sold shares of SMIC and recorded gross proceeds of approximately $22.2 million and a pre-tax gain of approximately $3.2 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $11.4 million and the market value at June 30, 2007 was approximately $13.6 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We have investments in equity securities of privately held companies of approximately $0.9 million at June 30, 2007. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings and claims as discussed below. In addition, in the ordinary course of our business, we have been involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations. Litigation in the semiconductor industry is not uncommon, and we are, and from time to time have been, subject to such litigation. No assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

Plaintiffs in the state and federal derivative complaints will amend their complaints. Defendants will move to dismiss both the state and federal complaints.

SEC Settlement

As previously disclosed, the Division of Enforcement of the Securities and Exchange Commission has been conducting a private nonpublic investigation of our historical stock option granting practices, which were the subject of the financial restatement described in the Form 10-K we filed on May 30, 2007. On August 1, 2007, the Commission filed a Complaint against us and our former Chief Financial Officer, Securities and Exchange Commission v. Integrated Silicon Solution Inc. and Gary L. Fischer, No. C-07-3945 (N.D. Cal.). We settled the matter, without admitting or denying the allegations, and without paying any penalty, by consenting to a permanent injunction against violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b 20, 13a-1, 13a-11, 13a-13 and 14a-9.

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. Three purported class action lawsuits were filed against us and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. We are committed to defending itself against these claims and have instructed our counsel to contest these actions vigorously. Given the preliminary stage of these proceedings and the inherent uncertainty in litigation, we are unable to predict the outcome of these suits. The final resolution of these alleged violations of federal or state antitrust laws could have a material adverse effect on our business, results of operations, or financial condition.

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

Several lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting. We are named as nominal defendant in such matters. We were also subject to a formal SEC investigation with respect to such matters. See “Item 1—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. Except with respect to the initial complaint filed by the Securities and Exchange Commission, which was settled as disclosed above, these actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will continue to result in significant legal and accounting expenditures and the continued diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

In connection with the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. We believe that we are currently in compliance with the NASDAQ listing standards. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in the June 2007 quarter and three prior quarters, there is no assurance that we will maintain or achieve profitability in subsequent quarters. Our ability to achieve and maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

In the nine months ended June 30, 2007 and in fiscal 2006, approximately 86% and 91%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. In addition, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. In the December 2005 quarter, we turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first nine months of fiscal 2007, in fiscal 2006, and in fiscal 2005, we recorded inventory write-downs of $7.9 million, $16.5 million and $13.9 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the nine months ended June 30, 2007, approximately 20% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. We anticipate that sales to international locations will continue to represent a significant percentage of our net sales. In addition, all of our wafer foundries and assembly and test subcontractors are located in Taiwan and China and a substantial majority of our employees are located outside of the U.S. A devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. At June 30, 2007, our strategic investments in non-marketable securities totaled $0.9 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability.

In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million impairment losses on two equity investments in fiscal 2005. In addition, we own shares in SMIC with a cost basis of approximately $11.4 million and a market value at June 30, 2007 of approximately $13.6 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. Our shares in SMIC were subject to certain lockup restrictions which lapsed in February 2007. Therefore all our shares in SMIC are freely tradable.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ended September 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management and also contains a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: August 9, 2007	/s/ Scott D. Howarth
Scott D. Howarth
Chief Financial Officer (Principal Financial and Accounting Officer)