Form 10-K
period 2007-09-30
INTEGRATED SILICON SOLUTION INC
filed 2007-12-18
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 30, 2007 (the last business day of the registrant’s second quarter of fiscal 2007), was approximately $126.6 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on November 29, 2007 was 36,537,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 12 and elsewhere in this report.

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

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. In fiscal 2007, approximately 86% of our revenue was derived from our SRAM and DRAM products. We also design and market EEPROMs, SmartCards, and selected non-memory products focused on our key markets. We target large markets with our low cost, high quality semiconductor products and seek to build long-term relationships with our customers. Part of our strategy is to remain committed to supplying many of the lower density legacy DRAM and SRAM memories that are of less interest to many larger manufacturers and our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

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

Our customers include leaders in each of our four target markets, including LG Electronics, Lexmark, Mitsubishi, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in consumer electronics; Alcatel•Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Nortel, Polycom, Tellabs, UT Starcom and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; and Bosch, Bose, Delphi, Johnson Controls, Philips, Siemens VDO, Temic, and TRW in automotive electronics. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

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

The DRAM market can be segmented into high density devices (currently 1 Gb and above) and low and medium density devices (currently 512 Mb and below). High density DRAM is used in applications that require high capacity storage, such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 512 Mb to 1 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products. Several fabless memory companies, including ISSI, focus on providing low and medium density DRAM products to this market segment.

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

We believe the demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits.

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

Target Niche-oriented and Application Specific Market Segments.    The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our SRAM and DRAM products into certain specific markets that provide sufficient volume for sales, but also provide better stability in prices over time. Examples of the market segments that we target are industrial applications, automotive, die sales, networking, telecommunications, and some medical equipment.

Build Collaborative Relationships with Leading Edge Foundries.    We work in a highly collaborative mode with our principal wafer foundries in developing leading edge process technology that is critical in advanced memories. Through this collaborative model, we have been able to repeatedly be in the forefront as process technology moves to smaller geometries. In addition, from time to time we will agree to design a specific memory device requested by a foundry. We believe our collaborative development efforts have enabled us to have more secure access to wafer capacity even during industry up cycles.

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

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product targeting high-end networking applications and a 512 Mb DDR DRAM product targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China and have a full complement of research and development and sales and marketing capability in both of our Asian subsidiaries.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as LG Electronics, Lexmark, Mitsubishi, NEC, Panasonic, Samsung, Sharp, Sony, and Toshiba in digital consumer electronics; 3Com, Alcatel •Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Nortel, Polycom, Tellabs, UT Starcom, and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; and Bosch, Bose, Delphi, Johnson Controls, Philips, Siemens VDO, Temic, and TRW in automotive electronics. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and diversify our customer base.

Develop Selected Non-Memory Products for Key Markets.    We are developing selected non-memory products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Currently, these products include primarily EEPROM and SmartCards.

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Lexmark	3Com	Ericsson	Bosch
LG Electronics	Alcatel•Lucent	Garmin	Bose
Mitsubishi	Cisco	LG Electronics	Delphi
NEC	Foxconn	Motorola	Johnson Controls
Panasonic	Fujitsu	Nokia	Philips
Samsung	Huawei	VTech	Siemens VDO
Sharp	Nortel		Temic
Sony	Polycom		TRW
Toshiba	Tellabs
UT Starcom
ZTE

Our sales and marketing efforts are directed from our San Jose headquarters, but we also have sales and marketing teams in Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., Europe, Taiwan, China, Hong Kong, Japan, India, Korea, and Singapore. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also helps ensure that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.

In fiscal 2007, fiscal 2006 and fiscal 2005, no single customer accounted for over 10% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 82%, 83%, and 85% in fiscal 2007, 2006, and 2005, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2007	2006	2005
Asia	67%	73%	75%
Europe	15	10	9
U.S.	18	17	15
Other	—	—	1

Total	100%	100%	100%

Information regarding our long-lived assets is contained in Note 15 to our Consolidated Financial Statements.

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

Prior to fiscal 2003, SRAM products generated a majority of our revenue, largely for networking and telecommunications applications. However, in the last several years, these markets remained relatively flat and, in the same period, we experienced growth in the consumer electronics market for our low and medium density DRAM products. As a result, for the past five fiscal years, we have derived a majority of our revenue from DRAM products.

SRAM.    Our SRAM strategy is to offer a broad range of devices and be a complete supplier of a customer’s SRAM requirements. We offer advanced, leading-edge products, such as our 72 Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, bridges, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance switches and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging. We are also developing certain Psuedo SRAM products as a cost effective replacement for ultra low power SRAMs.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Speed	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics
Asynchronous SRAM

High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	8 ns	✓	✓	✓	✓

High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	8 ns	✓	✓	✓	✓

High Speed (3.3 Volt)	128K x 16	2 Mb	8 ns	✓	✓	✓	✓

High Speed 5 Volt (3.3 Volt)	256K x 16	4 Mb	8 ns	✓	✓	✓	✓

High Speed 5 Volt (3.3 Volt)	512K x 8	4 Mb	8 ns	✓	✓		✓

High Speed (3.3 Volt)	512K x 16	8 Mb	8 ns	✓	✓	✓	✓

High Speed (3.3 Volt)	1M x 8	8 Mb	8 ns	✓	✓		✓

High Speed (3.3 Volt)	1M x 16	16 Mb	8 ns		✓		✓

High Speed (3.3 Volt)	2M x 8	16 Mb	8 ns		✓		✓

Low/Ultra Low Power	128K x 8	1 Mb	45 ns	✓			✓

Low/Ultra Low Power	64K x 16	1 Mb	45 ns	✓		✓	✓

Low/Ultra Low Power	128K x 16	2 Mb	45 ns	✓			✓

Low/Ultra Low Power	256K x 8	2 Mb	45 ns	✓			✓

Low/Ultra Low Power	256K x 16	4 Mb	45 ns	✓

Low/Ultra Low Power	512K x 8	4 Mb	45 ns		✓	✓

Low/Ultra Low Power	1M x 8	8 Mb	45 ns			✓	✓

Low/Ultra Low Power	512K x 16	8 Mb	45 ns		✓

Synchronous SRAM

Pipeline Burst/FlowThru	128K x 32/36	4 Mb	250 Mhz	✓	✓		✓

Pipeline Burst/FlowThru	256K x 18	4 Mb	250 Mhz		✓

Pipeline Burst/FlowThru/No Wait	256K x 36	9 Mb	250 Mhz		✓		✓

Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb	250 Mhz		✓

Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb	250 Mhz		✓

Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb	250 Mhz		✓

Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb	250 Mhz		✓

Quad/DDR II/ Pipeline Burst/FlowThru/No Wait	2M x 18	36 Mb	250 Mhz		✓

Quad/DDR II/Pipeline Burst/FlowThru/No Wait	1M x 36	36 Mb	250 Mhz		✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb DRAM products, including a 1.8 volt low power version of our 16, 64, 128 and 256 Mb synchronous DRAM (SDRAM) products. Applications for our low and medium density DRAM products include products such as WLANs, base stations, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products, including DDR and DDRII products, are under development. For most SDRAM products, we offer both packaged and unpacked, die only, solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.

The following table describes our principal DRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics

Synchronous 3.3 Volt	1M x 16	16 Mb	✓	✓	✓	✓

Synchronous 3.3 Volt	4M x 16	64 Mb	✓	✓	✓	✓

Synchronous 3.3 Volt	2M x 32	64 Mb	✓	✓		✓

Synchronous 3.3 Volt	16M x 8	128 Mb	✓			✓

Synchronous 3.3 Volt	8M x 16	128 Mb	✓	✓	✓	✓

Synchronous 3.3 Volt	4M x 32	128 Mb	✓	✓		✓

Synchronous 3.3 Volt	32M x 8	256 Mb	✓			✓

Synchronous 3.3 Volt	16M x 16	256 Mb	✓	✓		✓

Synchronous 3.3 Volt	8M x 32	256 Mb	✓	✓		✓

Synchronous 3.3 Volt	32M x 16	512 Mb	✓	✓	✓	✓

Synchronous 3.3 Volt	16M x 32	512 Mb	✓	✓	✓	✓

Low Power Synchronous 1.8 Volt	1M x 16	16 Mb	✓		✓

Low Power Synchronous 1.8 Volt	4M x 16	64 Mb	✓		✓

Low Power Synchronous 1.8 Volt	2M x 32	64 Mb	✓	✓	✓

Low Power Synchronous 1.8 Volt	8M x 16	128 Mb	✓		✓

Low Power Synchronous 1.8 Volt	4M x 32	128 Mb	✓	✓	✓

Low Power Synchronous 1.8 Volt	16M x 16	256 Mb	✓		✓

Low Power Synchronous 1.8 Volt	8M x 32	256 Mb	✓	✓	✓

Double Data Rate Synchronous 2.5 Volt	8M x 16	128 Mb	✓	✓		✓

Double Data Rate Synchronous 2.5 Volt	4M x 32	128 Mb	✓	✓		✓

Double Data Rate Synchronous 2.5 Volt	16M x 16	256 Mb	✓	✓	✓	✓

EEPROM and Other Products.    Our other products include high performance serial EEPROM, embedded EEPROM products targeted at SmartCard applications and selected non-memory products focused on its key markets. Applications for these products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. Sales from these products was approximately 14%, 9% and less than 5% in fiscal 2007, 2006, and 2005, respectively.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with Chartered Semiconductor, Powerchip, SMIC, and TSMC.

The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan, China and the Philippines. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified under ISO 9001/2000 standards and ISO 14001, the environmental standard, and our quality system is periodically reviewed and approved by both ISO certifiers and our customers. We plan to achieve compliance with ISO/TS 16949:2002, the new automotive standard in the future.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in San Jose, California, Taiwan and China. Our research and development expenditures in fiscal 2007, 2006, and 2005 were $20.2 million, $21.6 million, and $20.4 million, respectively.

New SRAM products in development include a die shrink on the 4Meg Asynchronous SRAM, the 16Mb Asynchronous SRAM, a 72Mb Synchronous SRAM, and an 8MB Pseudo SRAM. New DRAM products in development include 1.8 volt, low power 128Mb and 256Mb SDRAMs and DDR/DDRII DRAMs. We are developing new products on advanced 65-nanometer process technology as well as 0.09 micron, 0.11 micron,

0.13 micron, and 0.14 micron process technology. In nonvolatile memory, we are currently designing a 256K density serial EEPROM. In addition, new SmartCard products are in development.

Patents and Intellectual Property

As of September 30, 2007, we held 115 U.S. patents. These patents expire between 2010 and 2024. We have three additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, through ICSI, we hold eight Taiwan patents which expire between 2021 and 2024 and have three patent applications which are pending. We also have two patent applications in China which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Employees

As of September 30, 2007, we had 417 employees worldwide, including 61 employees in the U.S., 116 in China, 216 in Taiwan, 9 in Hong Kong, 2 in Europe, 4 in India, 5 in Japan, 3 in Korea, and 1 in Singapore. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers

Our executive officers and their ages as of December 1, 2007 are as follows:

Name	Age	Position
Jimmy S.M. Lee	52	Chairman, Chief Executive Officer, and Director

Kong Yeu Han	52	Vice Chairman

Scott D. Howarth	47	President and Chief Financial Officer

Chang-Chaio (James) Han	54	GM ISSI-Taiwan & SRAM/DRAM Business Division

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Chairman, Chief Executive Officer and a director since he co-founded ISSI in October 1988. He reassumed the role of President in November 2005 until December 2007. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. He has served as a director of Chrontel, a video optics company, since July 1995 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, since March 2006. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

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

Scott D. Howarth has served as our Vice President and Chief Financial Officer since February 2006 and as our President since December 2007. From September 2001 to February 2006, Mr. Howarth was the Vice President of Finance and Administration and Chief Financial Officer of Chrontel, Inc., a San Jose, California-based fabless video optics company. Prior to joining Chrontel, Mr. Howarth was with Securecom Networks, a start-up that was acquired. From 1984 to 2000, he was employed with Intel Corporation in both finance and operation positions, and held several group controller positions in the company. Mr. Howarth holds an MBA degree in Finance and a B.S. degree in Mining Engineering from the University of Idaho.

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

Item 1A. Risk Factors

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to maintain profitability in the future.

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in fiscal 2007, we incurred inventory write-downs of $10.3 million and we would not have been profitable except that we achieved significant income from non-operating activities in such fiscal year. There is no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

In fiscal 2007, fiscal 2006 and in fiscal 2005, approximately 86%, 91% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. In addition, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. From time to time, we have turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

We are subject to pending legal proceedings related to the SRAM market.

We have been named as a defendant in a number of civil antirust complaints filed against semiconductor companies on behalf of purchasers of SRAM products throughout the United States. The complaints allege that the defendants conspired to raise the price of SRAM in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other State antitrust, unfair competition and consumer protection statutes. We have also been named as a defendant in several class action lawsuits filed in Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. We believe that we have meritorious defenses to the allegations in the complaints, and we intend to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and we cannot predict its outcome. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages, which could adversely affect our business, financial condition, operating results and cash flows.

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Several shareholder derivative lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting. We are named as nominal defendant in such matters. See “Item 3—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These pending actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits has resulted and will continue to result in significant legal and accounting expenditures and the continued diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, we are required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation subject to applicable Delaware law.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to ISSI and its continuing stockholders.

Since Bryant R. Riley joined our board of directors in September 2006, he has been a strong advocate of share repurchase programs as a way to create stockholder value and utilize our significant cash balances. During this time, we have repurchased shares in the open market under Rule 10b-18 and pursuant to our offer to purchase for cash up to $30 million in shares of our common stock at a price not greater than $6.30 nor less than $5.70 per share. Under this tender offer, in September 2007, we repurchased 1,181,148 shares of our common stock at an aggregate price of approximately $7.4 million. On December 3, 2007, we announced an additional tender offer for up to 10,000,000 shares of our common stock at a price of $7.00 per share. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

•

the use of a substantial portion of our existing cash reserves, which may reduce our ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to our stockholders;

•	the risk that we would not be able to replenish our cash reserves by raising debt or equity financing in the future on terms acceptable to us, or at all;

•

the risk that these repurchases will reduce our “public float,” which is the number of our shares owned by non-affiliate stockholders and available for trading in the securities markets, and is likely to reduce the number of our stockholders, which may reduce the volume of trading in our shares and may result in lower stock prices and reduced liquidity in the trading of our shares; and

•	the risk that our stock price could decline and that we would be able to repurchase shares of our common stock at a lower price per share than the prices we pay in our repurchase programs.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2007, fiscal 2006, and fiscal 2005, we recorded inventory write-downs of $10.3 million, $16.5 million, and $13.9 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

We write down to zero dollars the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

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

In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. In fiscal 2005, approximately 15% of our net sales was attributable to customers in the U.S., 9% was attributable to customers in Europe and 75% was attributable to customers in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese Renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $5.9 million and a market value at September 30, 2007 of approximately $6.1 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. At September 30, 2007, our strategic investments in non-marketable securities totaled $0.6 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. For example, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006 and $0.3 million impairment losses on two equity investments in fiscal 2005.

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

We may experience difficulties in complying with Sarbanes-Oxley Section 404 in future periods.

We concluded that our internal control over financial reporting was effective at September 30, 2007. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We are in the process of implementing a new worldwide MIS system and we are continuing to use our current systems until the new system is fully implemented. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS 123R, requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; and selling, general and administrative expenses.

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

Our stock price is expected to continue to be volatile.

The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements regarding our share repurchase program and the timing and amount of shares we purchase under such program;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

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

Item 3. Legal Proceedings

Shareholder Derivative Actions

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain current and former directors and officers of ISSI in the United States District Court for the Northern District of California, entitled (1) Rick Tope v. Jimmy S.M. Lee, et al., Case No. C06-04387, and (2) Murray Donnelly v. Jimmy S.M. Lee, et al., Case No. C06-04545. The complaints purport to assert claims against the individual defendants on behalf of ISSI for breach of fiduciary duty, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, unjust enrichment, and restitution based upon our alleged stock option grant practices from 1995 through 2002. ISSI is named solely as a nominal defendant. The complaints seek damages in an unspecified amount against the individual defendants, disgorgement of stock options or proceeds, equitable relief, attorney’s fees, and other unspecified relief. Pursuant to the parties’ stipulation, the Court consolidated the two derivative actions on August 22, 2006, under the caption In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, Master File No. C-06-04387 RMW. Plaintiffs filed a consolidated complaint on November 27, 2006, based upon the same underlying facts and circumstances alleged in the prior complaints. In addition to the claims asserted and the relief sought in the original complaints, the consolidated complaint purports to assert claims against the individual defendants for aiding and abetting and violating Sections 14(a) and 20(a) of the Exchange Act and seeks an accounting. ISSI is again named solely as a nominal defendant.

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of ISSI in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of ISSI for insider trading in violation of California Corporations Code Sections 25402 / 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon ISSI alleged stock option grant practices from 1995 through 2002. ISSI is named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

The parties in both the state and federal shareholder derivative litigation have agreed to enter into settlement discussions, and both Courts have issued orders staying the litigation until such time as the discussions result in a settlement which would then be presented to each Court for approval, or until such negotiations are unsuccessful, at which time litigation would resume. If the settlement negotiations are unsuccessful, plaintiffs in the state and federal derivative complaints are expected to amend their complaints. Defendants will move to dismiss both the state and federal complaints.

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from twenty-eight of the thirty-two pending lawsuits pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. We remain a defendant in the four lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

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

Other Legal Proceedings

In the ordinary course of our business, as is common in the semiconductor industry, we have been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Monday, July 30, 2007 at 3:30 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	26,722,191	7,541,457
Kong Yeu Han	33,495,183	768,465
Melvin Keating	33,506,177	757,471
Ping K. Ko	32,315,390	1,948,258
Keith McDonald	33,021,568	1,242,080
Bryant Riley	31,613,558	2,650,090
Bruce A. Wooley	31,856,375	2,407,273

(b) The Company’s stockholders approved the adoption of the Company’s 2007 Incentive Compensation Plan under which 3,000,000 shares of its common stock were initially reserved for grant thereunder with 18,368,461 votes in favor, 4,199,916 votes against, 19,267 votes abstaining and 11,676,004 broker non-votes.

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

	High	Low
Fiscal Year 2006
First Quarter	$8.59	$6.41
Second Quarter	$6.98	$5.97
Third Quarter	$6.84	$4.97
Fourth Quarter	$5.79	$4.23

Fiscal Year 2007
First Quarter	$6.37	$5.10
Second Quarter	$6.37	$5.43
Third Quarter	$6.49	$5.38
Fourth Quarter	$6.95	$5.24

Holders of Record

As of December 10, 2007 there were approximately 176 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference in our 2008 Proxy Statement to be filed in connection with our Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of shares That May Yet Be Purchased Under the Plans
July 1, 2007–July 31, 2007	—	$—	—	$30,000,000	(1)
August 1, 2007–August 31, 2007	—	$—	—	$30,000,000	(1)
September 1, 2007–September 30, 2007	1,181,148	$6.30	1,181,148	$—	(2)

Total	1,181,148	$6.30	1,181,148

(1)	On June 7, 2007, we announced that our board of directors had authorized us to repurchase up to $30 million of our common stock pursuant to repurchases to have been conducted under Rule 10b-18 under the Securities Exchange Act of 1934 through programs, including company stock purchase plans under Rule 10b5-1, through brokers or in privately-negotiated transactions with nonaffiliated stockholders. In connection with the approval of our offer to purchase announced in August 2007, our board of directors terminated the repurchase program. No shares were repurchased prior to the termination.
(2)	On August 15, 2007, we commenced an offer to purchase for cash up to $30 million in shares of our common stock at a price not greater than $6.30 nor less than $5.70 per share (the “Offer”). Following the expiration of the Offer on September 15, 2007, we accepted for payment 1,181,148 shares of our common stock at a purchase price of $6.30 per share pursuant to the terms of the Offer, resulting in aggregate payments of approximately $7,441,000.

Stock Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2002 through September 30, 2007. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; the Company has paid no dividends on its common stock.

Comparison of Five-Year Cumulative Return

September 30, 2002 to September 30, 2007

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2007 and the consolidated balance sheet data set forth below at September 30, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this report. The consolidated balance sheet as of September 30, 2005 and the consolidated statement of operations for the fiscal year ended September 30, 2004 have been derived from our audited financial statements not included in this report. The data for the consolidated balance sheets as of September 30, 2004 and 2003 and the consolidated statements of operations for the fiscal year ended September 30, 2003 is derived from the books and records of the Company. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2007	2006	2005 (2)	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$245,395	$217,492	$181,438	$181,012	$97,660
Cost of sales	196,959	188,386	165,718	154,344	86,077

Gross profit	48,436	29,106	15,720	26,668	11,583

Operating expenses
Research and development	20,174	21,617	20,365	22,442	25,473
Selling, general and administrative	32,660	28,328	24,171	17,752	15,413
Acquired in-process technology	—	499	2,764	—	—
Impairment of goodwill	—	—	4,400	—	—

Total operating expenses	52,834	50,444	51,700	40,194	40,886

Operating loss	(4,398)	(21,338)	(35,980)	(13,526)	(29,303)
Other income (expense), net	20,025	7,057	7,054	12,112	(255)
Provision (benefit) for income taxes	4	(33)	(268)	436	3
Equity in net income (loss) of affiliates/minority interest	(262)	6	(11,147)	2,405	(2,711)

Net income (loss)	$15,361	$(14,242)	$(39,805)	$555	$(32,272)

Basic net income (loss) per share (1)	$0.41	$(0.38)	$(1.09)	$0.02	$(1.16)

Diluted net income (loss) per share (1)	$0.40	$(0.38)	$(1.09)	$0.02	$(1.16)

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$133,815	$113,333	$124,212	$138,965	$58,442
Total assets	262,715	260,278	284,116	300,864	158,099
Total long-term obligations and current portion of long-term obligations	—	—	—	—	—
Stockholders’ equity	213,751	203,192	222,886	262,949	131,633

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	See Company Background section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of fiscal 2005 results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Background

On January 25, 2005, we announced our intention to acquire ICSI. ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. In fiscal 2007, we purchased additional shares of ICSI for approximately $0.3 million and our ownership percentage was approximately 98% at September 30, 2007.

Our financial results for fiscal 2007, fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for ICSI on a consolidated basis. On May 1, 2005, we assumed effective control of ICSI and in accordance with generally accepted accounting principles we began consolidating the financial results of ICSI with our results as of such date. Our financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for ICSI on the equity basis and include our percentage share of the results of ICSI’s operations.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Effective March 1, 2006, we resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, our financial results reflect accounting for Signia on a consolidated basis. Our financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At September 30, 2007, we owned approximately 6% of Signia.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until our sale, for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for KSC on the equity basis.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, SmartCards, and selected non-memory products focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In order to limit and control our operating expenses, in recent years we reduced our headcount in the U.S. and transferred various functions to Taiwan and China. Our acquisition of ICSI was a key part of this strategy. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2005, in fiscal 2006 and in fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 82%, 83% and 85% in fiscal 2007, 2006 and 2005, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2007	2006	2005
Asia	67%	73%	75%
Europe	15	10	9
U.S.	18	17	15
Other	—	—	1

Total	100%	100%	100%

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. All of our foundries and assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese Renminbi. In addition, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 13% to $245.4 million in fiscal 2007 from $217.5 million in fiscal 2006. The increase in net sales of $27.9 million can be attributed primarily to higher sales of our application specific standard products (ASSP) which includes our EEPROM, Smart Card and logic products as well as our SRAM products. An increase in unit shipments of our SRAM products in fiscal 2007 compared to fiscal 2006 more than offset a decline in average selling prices for such products resulting in an overall increase in SRAM revenue. Sales of ASSP products also increased in fiscal 2007 compared to fiscal 2006, but such products accounted for only about 13% of our total sales in fiscal 2007. In addition, an increase in unit shipments of our DRAM products, specifically our 128 Mb and 256 Mb DRAM products, in fiscal 2007 compared to fiscal 2006 more than offset a decrease in average selling prices resulting in an overall increase in DRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2007 and fiscal 2006, no single customer accounted for over 10% of our net sales.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $19.3 million to $48.4 million in fiscal 2007 from $29.1 million in fiscal 2006. Our gross margin increased to 19.7% in fiscal 2007 from 13.4% in fiscal 2006. Our gross profit for fiscal 2007 included inventory write-downs of $10.3 million compared to $16.5 million of inventory write-downs in fiscal 2006. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross profit for fiscal 2007 and fiscal 2006, benefited from the sale of $3.2 million and $3.0 million, respectively, of previously written down products. The increase in gross profit in fiscal 2007 compared to fiscal 2006 can be attributed to increased unit shipments of our SRAM and ASSP products which more than offset declines in average selling prices for such products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in fiscal 2007. This contributed to an increase in our SRAM gross margin. Our DRAM gross margin increased in fiscal 2007 compared to fiscal 2006 as a result of a shift in product mix to higher density higher margin products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses decreased by 7% to $20.2 million in fiscal 2007 from $21.6 million in fiscal 2006. As a percentage of net sales, research and development expenses decreased to 8.2% in fiscal 2007 from 9.9% in fiscal 2006. The decrease in research and development expenses can be attributed to a decrease in maskwork expenses in fiscal 2007 compared to fiscal 2006 and a decrease in expenses for our Bluetooth and Flash controller development projects which we exited in the March 2006 quarter. These factors were partially offset by an increase in development costs for new DRAM and SRAM products as well as an increase in costs of associated with the development for products for automotive and industrial applications. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative.    Selling, general and administrative expenses increased by 15% to $32.7 million in fiscal 2007 from $28.3 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 13.3% in fiscal 2006 from 13.0% in fiscal 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $4.7 million in legal expenses and accounting fees in fiscal 2007 attributable to our stock option backdating investigation and shareholder derivative lawsuits compared to approximately $1.1 million of such expenses in fiscal 2006. In addition, there was an increase in selling commissions associated with higher revenues in fiscal 2007 compared fiscal 2006.

Acquired in-process technology charge.    In fiscal 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.5 million allocated to IPR&D was expensed in fiscal 2006 as it was deemed to have no future alternative use.

Interest and other income (expense), net.    Interest and other income (expense), net was $8.2 million in fiscal 2007 compared to $4.9 million in fiscal 2006. The $8.2 million of interest and other income (expense), net in fiscal 2007 is comprised primarily of interest income of $4.5 million, a $2.3 million gain in connection with the settlement of a commercial dispute, $1.7 million in rental income from the lease of excess space in our Taiwan facility and $0.5 million expense estimated for the settlement of derivative lawsuits. The $4.9 million of interest and other income (expense), net in fiscal 2006 is comprised primarily of interest income of $2.7 million, $0.9 million in foreign currency exchange gains, $0.9 million in rental income from the lease of excess space in our Taiwan facility, and $0.5 million from the sale of assets from our Bluetooth business offset by an impairment charge of approximately $(0.4) million related to our investment in Signia.

Gain on sale of investments.    The gain on the sale of investments was $12.0 million in fiscal 2007 compared to $2.5 million in fiscal 2006. In fiscal 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in fiscal 2007, we sold approximately 212.8 million shares of SMIC for approximately $24.4 million which resulted in a pre-tax gain of approximately $3.8 million. We also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million. In fiscal 2006, we sold our shares in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our shares in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. In addition, in September 2006, we sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000.

Provision (benefit) for income taxes.    For fiscal 2007, we recorded an income tax provision of $4,000 consisting of federal and state minimum taxes and foreign withholding taxes net of the reversal of previously provided taxes. For fiscal 2006, we recorded an income tax benefit of $33,000 consisting of the reversal of previously provided taxes that are no longer necessary offset by foreign withholding tax, taxes in certain foreign jurisdictions and state minimum taxes.

We have a recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

Minority interest in net(income) loss of consolidated subsidiaries.    The minority interest in net (income) loss of consolidated subsidiaries was income of $0.2 million in fiscal 2007 compared to a loss of $0.7 million in fiscal 2006. The minority interest in net income of consolidated subsidiaries for fiscal 2007 represents the minority shareholders’ proportionate share of the net income of ICSI. The minority interest in net loss of consolidated subsidiaries for fiscal 2006 represents the minority shareholders’ proportionate share of the net loss of ICSI for such period and the minority shareholders’ proportionate share of the net loss of Signia for the five months ended February 28, 2006. Effective March 2006, we account for Signia on the cost basis.

Equity in net loss of affiliated companies.    Equity in net loss of affiliated companies was $0.1 million in fiscal 2007 compared to $0.7 million in fiscal 2006. This related to our equity interest in KSC which we sold in December 2006.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Net Sales.    Net sales increased by 20% to $217.5 million in fiscal 2006 from $181.4 million in fiscal 2005. The increase in net sales of $36.1 million can principally be attributed to our acquisition of a controlling interest in and the resulting consolidation of ICSI’s results of operations beginning in May 2005. An increase in unit shipments of our SRAM products in fiscal 2006 compared to fiscal 2005 more than offset a decline in average selling prices for such products resulting in an overall increase in SRAM revenue. In addition, an increase in unit shipments of our DRAM products, specifically our 16 Mb, 128 Mb and 256 Mb DRAM products, in fiscal 2006 compared to fiscal 2005 more than offset a decrease in average selling prices for such products resulting in an overall increase in DRAM revenue.

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

Selling, general and administrative.    Selling, general and administrative expenses increased by 17% to $28.3 million in fiscal 2006 from $24.2 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 13.0% in fiscal 2006 from 13.3% in fiscal 2005. Fiscal 2006 includes stock-based compensation expense under SFAS 123R of approximately $2.4 million and fiscal 2005 includes stock-based compensation of $0.9 million. In addition, fiscal 2006 includes approximately $1.1 million in legal expenses in the September 2006 quarter attributable to our stock option backdating investigation. Fiscal 2005 includes a charge to allowance for doubtful accounts of approximately $1.0 million, primarily for amounts due from Delphi Electronics and a $1.1 million write-off of excess facility space in our former Santa Clara headquarters. Excluding the aforementioned items, the increase in selling, general and administrative expenses was primarily attributable to our consolidation of ICSI.

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

Gain on sale of investments.    The gain on the sale of investments was $2.5 million in fiscal 2006 compared to $5.0 million in fiscal 2005. In fiscal 2006, we sold our shares in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our shares in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, we reduced our ownership percentage to approximately 16% and effective March 2006 account for Signia on the cost basis. In addition, in September 2006, we sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000. In fiscal 2005, we sold shares of SMIC for approximately $8.7 million which resulted in a pre-tax gain of $4.4 million. In addition, we sold our investment in NexFlash (including shares held by ICSI) for approximately $3.2 million, which resulted in a pre-tax gain of $0.6 million.

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

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $133.8 million. During fiscal 2007, operating activities provided cash of approximately $22.4 million compared to $2.6 million provided in fiscal 2006. The cash provided by operations in fiscal 2007 was primarily due decreases in inventories of $21.2 million. The cash provided by operations in fiscal 2006 was primarily due to decreases in inventories of $7.1 million as a result a decrease in inventory purchases in an effort to manage inventory levels, increases in accounts payable of $4.3 million and increases in accrued expenses and other liabilities of $2.5 million. This was partially offset by our uses of cash in fiscal 2006, including our net loss of $14.2 million adjusted for non-cash items of $6.6 million (gain on the sale of Signia shares of $(2.2) million, gain on the sale of assets of $(0.6) million, gain on the sale of E-CMOS of $(0.3) million, stock-based compensation expense of $4.6 million, equity in net loss of affiliated companies of $0.7 million, depreciation and amortization of $3.5 million, amortization of intangibles of $1.8 million, acquired in-process technology charge of $0.5 million and other non-cash items of $(1.4) million) and increases in accounts receivable of $3.2 million.

In fiscal 2007, we generated $0.8 million from investing activities compared to $10.2 million generated in fiscal 2006. In fiscal 2007, we generated approximately $28.2 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $3.8 million, generated approximately $8.9 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.9 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $32.9 million for net purchases of available-for-sale securities and $0.3 million for the purchase of additional shares of ICSI. The cash generated from investing activities in fiscal 2006 primarily resulted from net sales of available-for-sale securities of $18.5 million. In addition, during fiscal 2006, we generated $1.5 million from the sale of our investment in E-CMOS resulting in a pre-tax gain of approximately $0.3 million, $4.6 million from the sale of Signia shares resulting in a pre-tax gain of approximately $2.2 million (which was offset by $0.1 million from the deconsolidation of Signia) and $1.3 million from the sale of Bluetooth and other assets. We used approximately $13.9 million in fiscal 2006 for the purchase of additional shares of ICSI.

In fiscal 2007, we made capital expenditures of approximately $4.4 million for computer software and hardware, test equipment and engineering tools compared to $1.7 million in fiscal 2006. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $7.0 million for financing activities during fiscal 2007 compared to $3.0 million used in fiscal 2006. In fiscal 2007, we used $28.9 million for the repayment of short-term borrowings and $7.4 million for the repurchase and retirement of our common stock. Our sources of financing for fiscal 2007 were borrowings of $27.2 million under ICSI lines of credit, borrowings of $0.6 million under equipment financing loans and proceeds from the issuance of common stock of $1.5 million from stock option exercises. In fiscal 2006, we used $65.9 million for the repayment of short-term borrowings. Our sources of financing for fiscal 2006 were borrowings of $60.9 million under ICSI lines of credit, proceeds from the issuance of common stock of $1.8 million from stock option exercises and sales under our employee stock purchase plan and a decrease in restricted cash of $0.2 million.

We have $12.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through August 2008. As of September 30, 2007, we had outstanding borrowings of approximately $0.6 million under these short-term lines of credit. Our unused short-term lines of credit amounted to approximately $12.3 million at September 30, 2007.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.3 million at September 30, 2007.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2007 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,265	$734	$1,147	$1,294	$1,090
Purchase obligations with wafer foundries	26,677	26,677	—	—	—
Non-cancelable purchase commitments	—	—	—	—	—

Total contractual cash obligations	$30,942	$27,411	$1,117	$1,294	$1,090

On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of shares of our common stock. We intend to use $70 million of this amount to repurchase up to 10 million of our common stock through a self-tender offer at a price of $7.00 per share. The offer commenced on December 3, 2007 and is expected to close in early January 2008.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Valuation of inventory.    Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values, net of sales commission costs, that are below our manufacturing costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products. Once established, these adjustments are considered permanent.

Valuation of allowance for sales returns and allowances.    Net sales consist principally of total product sales less estimated sales returns. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns and allowances. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net sales. Because the allowance for sales returns and allowances is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net sales could be adversely affected.

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

Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

Valuation of non-marketable securities.    Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. In fiscal 2005, we recorded approximately $0.3 million impairment losses related to two of our non-marketable equity securities. At September 30, 2007, our strategic investments in non-marketable securities totaled $0.6 million.

Accounting for stock-based compensation.    Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under SFAS 123R, stock option costs is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. Based upon the Securities and Exchange Commission (SEC) issuance of Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R, we use the simplified calculation of expected life. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these inputs assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2007 and in fiscal 2006, we recorded exchange gains of approximately $0.1 million and $0.9 million, respectively. However, in fiscal 2005, we recorded exchange losses of approximately $0.8 million. While in recent periods, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates, we could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $127.7 million at September 30, 2007 excluding $6.1 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.3 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2007, we sold shares of SMIC and recorded gross proceeds of approximately $28.2 million and a pre-tax gain of approximately $3.8 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $5.9 million and the market value at September 30, 2007 was approximately $6.1 million. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 13, 2007 was approximately $2.9 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the market value of our SMIC shares declines below our cost basis, and the decline is other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We have investments in equity securities of privately held companies of approximately $0.6 million at September 30, 2007. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Silicon Solution, Inc. (the “Company”), a Delaware Corporation, as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. as of September 30, 2007, and the consolidated results of its operations and its cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Integrated Silicon Solution, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders,

Integrated Silicon Solution, Inc.

We have audited Integrated Silicon Solution, Inc.’s (a Delaware Corporation), internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Integrated Silicon Solution, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Integrated Silicon Solution Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007, and our report dated December 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Silicon Solution, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Silicon Solution, Inc. at September 30, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in the year ended September 30, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/    ERNST & YOUNG LLP

San Jose, California

May 24, 2007

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
	(in thousands, except per share data)
Net sales (See Note 19)	$245,395	$217,492	$181,438
Cost of sales (See Note 19)	196,959	188,386	165,718

Gross profit	48,436	29,106	15,720

Operating expenses
Research and development	20,174	21,617	20,365
Selling, general and administrative	32,660	28,328	24,171
Acquired in-process technology charge	—	499	2,764
Impairment of goodwill	—	—	4,400

Total operating expenses	52,834	50,444	51,700

Operating loss	(4,398)	(21,338)	(35,980)
Interest and other income (expense), net	8,188	4,855	2,229
Interest expense	(195)	(278)	(177)
Gain on sales of investments, net	12,032	2,480	5,002

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	15,627	(14,281)	(28,926)
Provision (benefit) for income taxes	4	(33)	(268)

Income (loss) before minority interest and equity in net loss of affiliated companies	15,623	(14,248)	(28,658)
Minority interest in net (income) loss of consolidated subsidiaries	(170)	693	767
Equity in net loss of affiliated companies	(92)	(687)	(11,914)

Net income (loss)	$15,361	$(14,242)	$(39,805)

Basic net income (loss) per share	$0.41	$(0.38)	$(1.09)

Shares used in basic per share calculation	37,631	37,419	36,663

Diluted net income (loss) per share	$0.40	$(0.38)	$(1.09)

Shares used in diluted per share calculation	37,975	37,419	36,663

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2007	2006
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$53,722	$37,318
Short-term investments	80,093	76,015
Accounts receivable, net of allowance for doubtful accounts of $1,465 in 2007 and $1,913 in 2006	37,030	31,500
Accounts receivable from related parties (See Note 19)	—	406
Inventories	32,056	52,417
Other current assets	6,134	4,799

Total current assets	209,035	202,455
Property, equipment and leasehold improvements, net	23,284	21,984
Goodwill	25,338	25,338
Purchased intangible assets, net	3,538	5,391
Other assets	1,520	5,110

Total assets	$262,715	$260,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$614	$1,632
Accounts payable	36,509	35,683
Accounts payable to related parties (See Note 19)	—	4,440
Accrued compensation and benefits	3,588	2,928
Accrued expenses	6,734	9,665

Total current liabilities	47,445	54,348
Other long-term liabilities	793	2,048

Total liabilities	48,238	56,396
Commitments and contingencies (See Note 16)	—	—
Minority interest	726	690
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2007 and 2006. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2007 and 2006. Issued and outstanding shares—36,655 in 2007 and 37,612 in 2006	4	4
Additional paid-in capital	376,998	379,038
Accumulated deficit	(162,668)	(178,029)
Accumulated comprehensive income (loss)	(583)	2,179

Total stockholders’ equity	213,751	203,192

Total liabilities and stockholders’ equity	$262,715	$260,278

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2004	36,178	$4	$371,893	$(123,982)	$20,570	$(5,536)	$262,949
Components of comprehensive loss:
Net loss	—	—	—	(39,805)	—	—	(39,805)
Change in cumulative translation adjustment, net of tax	—	—	—	—	2,746	—	2,746
Change in unrealized gain on investments, net of tax	—	—	—	—	(9,207)	—	(9,207)

Total comprehensive loss							(46,266)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	486	—	—	—	486
Stock options exercised	738	—	2,797	—	—	—	2,797
Shares issued under stock purchase plan	284	—	999	—	—	—	999
Unearned compensation associated with stock options granted at less than fair market value	—	—	2,904	—	—	(2,904)	—
Cancellation of stock options	—	—	(102)	—	—	—	(102)
Reversal of unearned compensation on options associated with employee terminations	—	—	(2,500)	—	—	2,500	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,023	2,023

Balance at September 30, 2005	37,200	4	376,477	(163,787)	14,109	(3,917)	222,886
Components of comprehensive loss:
Net loss	—	—	—	(14,242)	—	—	(14,242)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(528)	—	(528)
Change in unrealized gain on investments, net of tax	—	—	—	—	(11,402)	—	(11,402)

Total comprehensive loss							(26,172)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	3	—	—	—	3
Stock options exercised	198	—	769	—	—	—	769
Shares issued under stock purchase plan	214	—	1,067	—	—	—	1,067
Reversal of deferred stock-based compensation	—	—	(3,917)	—	—	3,917	—
Stock-based compensation	—	—	4,639	—	—	—	4,639

Balance at September 30, 2006	37,612	4	379,038	(178,029)	2,179	—	203,192
Components of comprehensive loss:
Net income	—	—	—	15,361	—	—	15,361
Change in cumulative translation adjustment, net of tax	—	—	—	—	742	—	742
Change in unrealized gain on investments, net of tax	—	—	—	—	(4,461)	—	(4,461)

Total comprehensive income							11,642

Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	—	957	—	957
Stock options exercised	224	—	1,461	—	—	—	1,461
Stock-based compensation	—	—	3,940	—	—	—	3,940
Shares repurchased under tender offer	(1,181)	—	(7,441)	—	—	—	(7,441)

Balance at September 30, 2007	36,655	$4	$376,998	$(162,668)	$(583)	$—	$213,751

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$15,361	$(14,242)	$(39,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,940	4,639	1,921
Depreciation and amortization	3,042	3,523	3,565
Amortization of intangibles	2,027	1,755	540
Acquired in-process technology charge	—	499	2,764
Net gain on sale of investments	(12,032)	(2,480)	(5,002)
Loss on embedded derivative	—	—	21
Impairment of investments	—	426	304
Impairment of goodwill	—	—	4,400
Loss (gain) on sale of property, equipment and leasehold improvements	18	(575)	(321)
Provision for bad debts	(184)	(338)	1,039
Net foreign currency transaction (gains) losses	(53)	(881)	757
Equity in net loss of affiliated companies	92	687	11,914
Minority interest in net income (loss) of consolidated subsidiaries	170	(693)	(767)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties (See Note 19)	(4,762)	(3,246)	12,194
Inventories	21,181	7,118	19,362
Other assets	284	(351)	3,418
Accounts payable and accounts payable to related parties (See Note 19)	(3,989)	4,272	(8,353)
Accrued expenses and other liabilities	(2,655)	2,458	(3,424)

Net cash provided by operating activities	22,440	2,571	4,527
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(4,402)	(1,702)	(1,048)
Proceeds from sale of assets	—	1,288	549
Purchases of available-for-sale securities	(102,900)	(58,900)	(105,776)
Sales of available-for-sale securities	69,971	77,363	168,848
Investment in Signia Technologies, Inc. (Signia), net of cash and cash equivalents	—	—	(7,173)
Cash impact of deconsolidation of Signia	—	(149)	—
Investment in Integrated Circuit Solution, Inc. (ICSI), net of cash and cash equivalents	(307)	(13,860)	(44,122)
Investment in NexFlash	—	—	(452)
Proceeds from sale of Ralink equity securities	8,938	—	—
Proceeds from sale of Keystream Corporation (KSC) equity securities	1,237	—	—
Proceeds from sale of NexFlash equity securities	—	—	3,169
Proceeds from sale of Signia equity securities	—	4,620	—
Proceeds from sale of Semiconductor Manufacturing International Corp. (SMIC) equity securities	28,234	—	8,692
Proceeds from sale of E-CMOS equity securities	—	1,454	—
Proceeds from the sale of other equity securities	—	126	—

Net cash provided by investing activities	771	10,240	22,687
Cash flows from financing activities:
Repurchases and retirements of common stock	(7,441)	—	—
Proceeds from issuance of stock through compensation plans	1,461	1,836	3,796
Proceeds from borrowings under equipment financing loans	606	—	—
Proceeds from borrowings under short-term lines of credit	27,259	60,866	17,852
Principal payments of notes payable, equipment financing and long-term obligations	(28,893)	(65,866)	(22,989)
Payment of convertible debentures	—	—	(16,352)
Decrease in restricted cash	—	150	1,190

Net cash used in financing activities	(7,008)	(3,014)	(16,503)
Effect of exchange rate changes on cash and cash equivalents	201	37	(242)

Net increase in cash and cash equivalents	16,404	9,834	10,469
Cash and cash equivalents at beginning of year	37,318	27,484	17,015

Cash and cash equivalents at end of year	$53,722	$37,318	$27,484

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets EEPROMs, SmartCards, and selected non-memory products focused on its key markets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2007, fiscal 2006 and fiscal 2005 effective May 1, 2005 reflect accounting for Integrated Circuit Solution, Inc. (ICSI) on a consolidated basis. The Company’s financial results for fiscal 2005 through the period ended April 30, 2005 reflect accounting for its investment in ICSI using the equity method and include its percentage share of the results of ICSI’s operations during those periods. On May 1, 2005, the Company assumed effective control of ICSI and in accordance with generally accepted accounting principles the Company began consolidating the financial results of ICSI with its results. At September 30, 2007, the Company owned approximately 98% of ICSI.

In February 2006, the Company sold approximately 77% of its shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect accounting for Signia on the cost basis. At September 30, 2007, the Company owned approximately 6% of Signia.

In December 2006, the Company sold its remaining investment in Key Stream Corp. (KSC), a semiconductor company. KSC was an equity investment of ICSI. The Company’s financial results for fiscal 2007, until its sale, for fiscal 2006 and for fiscal 2005 beginning May 1, 2005 reflect accounting for KSC using the equity method.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2007 and 2006, all marketable debt and equity securities, other than long-term investments, were designated as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The Company also has investments that are accounted for under the cost method of accounting. These investments are generally in privately held companies and are included in other assets in the Consolidated Balance Sheets. Except for the gains recognized on the sales of equity securities of KSC, Ralink, SMIC, E-CMOS, Signia and NexFlash (see Note 2 and Note 4), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2007, 2006 and 2005.

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

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to the carrying value, including goodwill. The Company determines the fair value of the reporting units based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

Based on the impairment tests performed, the Company recorded impairment charges for goodwill of $4.4 million in fiscal 2005. Purchased intangible assets other than goodwill are amortized over their useful lives

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to six years. Purchased in-process research and development without alternative future use is expensed when acquired.

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

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Net income (loss)	$15,361	$(14,242)	$(39,805)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment
Changes arising during current period	742	(528)	2,746
Change in unrealized gain (loss) on investments
Changes arising during current period	(729)	(11,402)	(6,101)
Reclassification for gain included in net income	(3,732)	—	(3,106)

Comprehensive income (loss)	$11,642	$(26,172)	$(46,266)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2007	2006
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,732)	$(2,474)
Accumulated net unrealized gain on SMIC	197	4,643
Accumulated net unrealized gain (loss) on other available-for-sale investments	(5)	10
Accumulated net transition obligation	1,026	—
Accumulated net actuarial losses	(69)	—

Total accumulated other comprehensive income (loss)	$(583)	$2,179

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustment for initially applying SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), net of tax, was recorded to accumulated other comprehensive income (loss) for $957,000 as of September 30, 2007. See “Note 13: Retirement Plan.”

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2008 is zero, zero, and $79,000, respectively.

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

A portion of the Company’s sales is made to distributors under agreements that provide the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with the levels of returns and other credits that will be issued to these distributors, the Company defers recognition of such sales until the products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates or product return privileges is recognized at the time the products are sold by the Company to the distributors. Accounts receivable from such distributors are recognized and inventory is relieved upon shipment, as title to inventories generally transfers upon shipment, at which point the Company has a legally enforceable right to collection under normal terms.

In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2007, 2006 and 2005.

Description	Balance at Beginning of Period	Adjustments to Costs and Expenses(1)	Deductions		Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2005	$984	$1,039	$228	(2)(3)	$2,251
2006	2,251	(338)	—		1,913
2007	1,913	(184)	(264)		1,465

(1)	Includes increases/(decreases) charged or credited to costs and expenses.
(2)	Uncollectible accounts written off, net of recoveries
(3)	Includes approximately $539,000 related to the acquisition of ICSI

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $108,000, $148,000 and $127,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation

Effective October 1, 2005, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Under SFAS 123R, compensation is measured at the grant date, based on the fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation and benefits, and other accrued liabilities approximate carrying value because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2007, fiscal 2006 and fiscal 2005, no single customer accounted for over 10% of net sales.

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

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws provide that indemnification may be provided to the Company’s agents. As described in Note 16, several lawsuits have been filed against certain of the Company’s current directors and officers and certain former directors and officers relating to the Company’s historical stock option practices and related accounting; the Company is named as nominal defendant in such matters. Under the Company’s indemnification agreements with its present and former directors and officers, the Company has been indemnifying each director or officer against expenses, including attorneys’ fees, paid by such individual in connection with the pending litigation, subject to applicable Delaware law. The Company has directors’ and officers’ insurance pursuant to which the Company may be reimbursed for certain of these

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnity expenses, subject to the insurers’ reservation of rights. The Company cannot estimate the amount of potential future indemnity expenses that it may be required to make. The amount of available directors’ and officers’ insurance may not be sufficient to cover the Company’s indemnity obligations, which may have a material adverse effect on the Company’s results of operations in future periods.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009

Note 2.    Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following at September 30:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
2007

Cash	$17,343	$—	$—	$17,343
Money market instruments	21,740	—	—	21,740
Commercial paper	10,644	—	(5)	10,639
Certificates of deposit	5,995	—	—	5,995
Municipal notes and bonds	71,950	—	—	71,950
SMIC common stock—saleable within 12 months	5,951	197	—	6,148

Total	$133,623	$197	$(5)	$133,815

Reported as:
Cash and cash equivalents				$53,722
Short-term investments				80,093

Total				$133,815

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(in thousands)
2006

Cash	$19,576	$—	$19,576
Money market instruments	7,601	—	7,601
Commercial paper	10,131	10	10,141
Certificates of deposit	2,326	—	2,326
Municipal notes and bonds	38,700	—	38,700
SMIC common stock—saleable within 12 months	30,346	4,643	34,989

Total	$108,680	$4,653	$113,333

Reported as:
Cash and cash equivalents			$37,318
Short-term investments			76,015

Total			$113,333

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All debt securities held at September 30, 2007 and September 30, 2006 are due in less than one year. As of September 30, 2007 and 2006, the Company had cash, cash equivalents and short-term investments of $13.0 million and $11.0 million, respectively, in foreign institutions.

In fiscal 2007, the Company sold approximately 212.8 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related party through July 2007, and recorded gross proceeds of approximately $28.2 million and a pre-tax gain of approximately $3.8 million. In fiscal 2005, the Company sold shares of SMIC and recorded gross proceeds of approximately $8.7 million and a pre-tax gain of approximately $4.4 million. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. The Company’s shares in SMIC were subject to certain lockup restrictions which lapsed in February 2007. Therefore all of the Company’s shares in SMIC are freely tradable.

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2007	2006
	(in thousands)
Purchased components	$4,583	$10,744
Work-in-process	9,673	21,467
Finished goods	17,800	20,206

	$32,056	$52,417

In fiscal 2007, 2006 and 2005, the Company recorded inventory write-downs of $10.3 million, $16.5 million and $13.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2007	2006
	(in thousands)
Equity method investments	$—	$1,062
Cost method equity investments	624	1,904
Restricted assets	316	916
Other	580	1,228

	$1,520	$5,110

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for investments in less than 20% owned companies at cost. The Company periodically reviews these investments for other-than-temporary declines in market value and writes down these investments to their fair value when an other-than-temporary decline has occurred.

In December 2006, the Company sold its remaining shares of Key Stream Corp. (KSC) for approximately $1.2 million and recorded a pre-tax gain of approximately $0.3 million. KSC was a related party through December 2006.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2007, the Company sold approximately 61% of its shares of Ralink (a cost method investment) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. The market value of Ralink was approximately $7.0 million at September 30, 2007.

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

KSC issued new shares of capital stock in December 2005 and July 2005. The Company did not purchase any additional shares and its ownership percentage decreased by approximately 2%. The decrease in the investment ownership percentage and therefore the increase in equity in net assets for the KSC investment amounted to approximately $0 and $0.5 million in December 2005 and July 2005, respectively. The changes were recorded to increase the carrying value of the investment and additional paid-in capital.

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

Note 5.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2007	2006
	(in thousands)
Machinery and equipment	$31,169	$27,870
Furniture and fixtures	2,380	2,899
Land, buildings and improvements	25,092	25,617

	58,641	56,386
Less accumulated depreciation and amortization	(35,357)	(34,402)

	$23,284	$21,984

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Lease Payment Receivable

ICSI entered into a machinery lease contract on March 6, 2003 for a term of 5 years commencing from April 1, 2003. The lessee will obtain the title of the property upon the termination of this agreement. Lease payment receivable consisted of the following at September 30:

	2007		2006
	Current	Non-current	Current	Non-current
	(in thousands)
Lease payment receivable	$586	$—	$1,153	$576
Less: Unearned interest revenue	(1)	—	(5)	—

Net	$585	$—	$1,148	$576

Expected future receipts of long-term lease payment receivable are as follows (in thousands):

Fiscal year ending:
2008	$585
Thereafter	—

Total	$585

The current portion of lease payment receivable is included in other current assets and the non-current portion of the lease payment receivable is included in other assets.

The Company rents out certain floors in its office building in HsinChu, Taiwan. These leases are cancelable with either three months or six months notice. The value of the assets leased to others is included in fixed assets in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net and amounted to approximately $1.7 million and $0.3 million, $0.9 million and $0.1 million, and $0.2 million and $0.1 million, in fiscal 2007 fiscal 2006 and fiscal 2005, respectively.

The assets leased consisted of the following at September 30:

	2007	2006
	(in thousands)
Buildings and improvements	$6,974	$6,865
Less accumulated depreciation	(2,862)	(2,548)

	$4,112	$4,317

Note 7.    Purchased Intangible Assets

The following table presents details of the purchased intangible assets acquired during fiscal 2007 and 2006:

	Technology		Customer Relationships		Other
	Estimated Useful Life (in Years)	Amount	(in thousands, except years)		Estimated Useful Life (in Years)	Amount	Total
			Estimated Useful Life (in Years)	Amount
Fiscal 2007
ICSI	4.0	$174	—	$—	—	$—	$174

Fiscal 2006
Other	—	$—	—	$—	1.5	$390	$390
ICSI	5.3	821	2.9	617	—	—	1,438

		$821		$617		$390	$1,828

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2007
Technology	$3,933	$1,442	$2,491
Customer relationships	2,995	2,013	982
Other	390	325	65

Total	$7,318	$3,780	$3,538

September 30, 2006
Technology	$3,972	$882	$3,090
Customer relationships	2,995	1,019	1,976
Other	390	65	325

Total	$7,357	$1,966	$5,391

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

Year Ended	September 30, 2007	September 30, 2006	September 30, 2005
	(in thousands)
Reported as:
Cost of sales	$1,898	$1,619	$469
Operating expenses	129	136	71

Total	$2,027	$1,755	$540

The estimated future amortization expense of purchased intangible assets as of September 30, 2007 is as follows (in thousands):

Fiscal year
2008	$1,538
2009	824
2010	770
2011	406
Thereafter	—

Total	$3,538

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

There were no changes in goodwill during fiscal 2007.

The following table presents the changes in goodwill during fiscal 2006:

	Balance at September 30, 2005	Acquired	Other	Balance at September 30, 2006
	(in thousands)
Signia	$1,120	$—	$(1,120)	$—
ICSI	19,112	6,226	—	25,338

Total	$20,232	$6,226	$(1,120)	$25,338

During fiscal 2006, the Company sold approximately 77% of its investment in Signia in February 2006 and as a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16% and effective March 2006 accounts for its investment in Signia on the cost basis. As a result of the deconsolidation of Signia, the Company reduced the recorded amount of its goodwill by approximately $1.1 million.

In September 2005, the Company recorded an impairment charge of approximately $4.4 million related to the goodwill from its acquisition of Signia. The write-off was required as it became evident, based on anticipated cash flows, that the product line had not and would be unable to generate future cash flows to support the goodwill amount.

Note 8.    Borrowings

Short term debt at September 30, 2007 was comprised of a working capital loan with an interest rate of 2.69%. Short term debt and notes at September 30, 2006 were comprised of working capital loans with a weighted average interest rate of 2.47%.

At September 30, 2007, ICSI had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $12.9 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2007, the Company had borrowings of approximately $0.6 million outstanding under these lines of credit. These lines of credit expire at various times through August 2008. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material. The Company’s unused short-term lines of credit amounted to approximately $12.3 million at September 30, 2007.

Note 9.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2007	2006
	(in thousands)
Deferred distributor margin	$1,811	$1,836
Other	4,923	7,829

	$6,734	$9,665

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Capital Stock

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

As of September 30, 2007, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,072,000
Common shares reserved under stock option plans	8,226,000

On August 15, 2007, the Company commenced an offer to purchase for cash up to $30 million in shares of its common stock at a price not greater than $6.30 nor less than $5.70 per share (the “Offer”). Following the expiration of the Offer on September 15, 2007, the Company accepted for payment 1,181,148 shares of its common stock at a purchase price of $6.30 per share pursuant to the terms of the Offer, resulting in aggregate payments of approximately $7,441,000.

Note 11.    Stock-Based Compensation

Stock-Based Benefit Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees and directors. At September 30, 2007, the total number of shares subject to options outstanding under all plans was 5,153,000. At September 30, 2007, 3,073,000 shares were available for grant under all plans. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

2007 Incentive Compensation Plan

At the 2007 annual meeting of stockholders held on July 30, 2007, the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the Integrated Silicon Solution, Inc. 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan is the successor to each of our 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants shall be made under the Predecessor Plans.

The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan. As of September 30, 2007, only stock options had been granted under the 2007 Plan.

3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. To the extent any options outstanding under the Predecessor Plans on the date of the Annual Meeting subsequently terminate unexercised or any unvested shares outstanding under the Predecessor Plans at such time are subsequently forfeited or repurchased by ISSI, the number of shares of common stock subject to those

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminated options, together with the forfeited shares, will be added to the share reserve available for issuance under the 2007 Plan, up to an additional 4,000,000 shares.

Other Stock Plans

The Company has outstanding grants under its 1989 Stock Plan, 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period, except for options granted under the 1995 Director Stock Option Plan, which generally vest over 12 months. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

The Company has shares of common stock reserved for future issuance under our 1995 Employee Stock Purchase Plan. Offering periods under the 1995 Employee Stock Purchase Plan have a duration of six months and the purchase price is equal to 85% of the fair value of our common stock on the purchase date. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During fiscal 2007, 2006 and 2005, 0, 214,000, and 284,000 shares were issued under the plan, respectively. As of September 30, 2007, 1,072,000 shares were available under the plan for future issuance.

Non-Plan Option Agreements

On February 21, 2006, the Company entered into a Stand-Alone Stock Option Agreement (the “Option”) with Scott Howarth, the Company’s President and Chief Financial Officer. The Option is a non-qualified stock option to purchase 100,000 shares of the Company’s common stock and has the following terms: (i) an exercise price equal to $6.33 per share which was the fair market value of the Company’s common stock on the grant date of February 21, 2006, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of his employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested.

Amendment to Stock Options

On July 19, 2007, the Company accepted for amendment certain options to purchase an aggregate of approximately 486,000 shares of its common stock as contemplated by the Company’s offer to amend certain outstanding options and, if applicable, receive a cash payment as set forth under the Offer to Amend Certain Options dated June 14, 2007 (the “Offer to Amend”). The Company issued amended options to purchase up to an aggregate of approximately 436,000 shares of its common stock and promised to make aggregate cash payments in the amount of $192,000 in exchange for the options surrendered for amendment in accordance with the terms of the Offer to Amend.

Accounting for Stock-Based Compensation

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment” (SFAS 123R) as discussed in “Note 1— Significant Accounting Policies”. Under SFAS 123R, compensation cost is calculated by the Company on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized ratably over the vesting period of the individual option grants. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and interest rates to determine the fair value of the stock options. The estimate of these key assumptions is based on the Company’s historical stock price volatility, employees’ historical exercise patterns and judgment

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regarding market factors and trends. SFAS 123R also requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.

As of September 30, 2007, there was approximately $7.5 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.29 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

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

The Company issues new shares of common stock upon exercise of stock options. During fiscal year 2007, options to purchase 224,000 shares were exercised at an aggregate intrinsic value of $598,000, determined as of the date of option exercise. During fiscal year 2006, options to purchase 198,000 shares were exercised at an aggregate intrinsic value of $564,000, determined as of the date of option exercise.

The table below outlines the effects of total stock-based compensation for fiscal years 2007, 2006, and 2005. For fiscal year 2005, the Company accounted for stock-based compensation expense under the recognition and measurement provisions of APB No. 25 under which the Company did not have to recognize stock-based compensation expense on employee stock option grants that were made at fair market value on the date of grant, or on shares issued under the ESPP.

	Years Ended September 30,
	2007	2006	2005
	(in thousands, except per share amounts)
Stock-based compensation
Cost of sales	$104	$126	$25
Research and development	1,828	2,080	986
Selling, general and administrative	2,008	2,433	910

Total stock-based compensation	$3,940	$4,639	$1,921
Tax effect on stock-based compensation	—	—	—
Net effect on net income	$3,940	$4,639	$1,921

Effect on earnings per share
Basic	$0.10	$0.12	$0.05

Diluted	$0.10	$0.12	$0.05

Prior to Adoption of SFAS 123R

Prior to October 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS Statement No. 123, “Accounting for Stock-Based Compensation”

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SFAS 123). The Company provided the disclosures required under SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123R except when options were granted at an exercise price lower than the market value of the underlying common stock on the date of grant.

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

2005
(in thousands, except per share data)
Net loss—as reported	$(39,805)
Intrinsic value method expense included in reported net loss, net of tax	1,921
Fair value method expense, net of tax	(6,197)

Net loss—pro forma	$(44,081)

Basic and diluted net loss per share—as reported	$(1.09)

Basic and diluted net loss per share—pro forma	$(1.20)

Valuation Assumptions

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

The estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2007, 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2007	2006	2005	2007	2006	2005
Expected term in years	4.52	4.52	2.75	—	—	1.25
Expected volatility	0.61	0.69	0.66	—	—	0.53
Risk-free interest rate	4.65%	4.54%	3.77%	—	—	3.30%
Dividend yield	0.00%	0.00%	0.00%	—	—	0.00%
Weighted-average fair value of grants	$3.06	$3.59	$3.78	—	—	$2.29

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989, 1996 Nonstatutory, 1998, 1995 Director Stock Option Plans and the 2007 Incentive Compensation Plan follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2004	5,001	$7.86
Options Granted	3,037	$6.95
Options Exercised	(738)	$3.79
Options Cancelled	(1,124)	$8.29

Balance at September 30, 2005	6,176	$7.82
Options Granted	1,388	$6.24
Options Exercised	(198)	$3.88
Options Cancelled	(1,368)	$8.84

Balance at September 30, 2006	5,998	$7.35
Options Granted	1,076	$5.91
Options Exercised	(224)	$3.79
Options Cancelled	(1,697)	$8.24

Balance at September 30, 2007	5,153	$7.22	5.52	$2,596

Exercisable at September 30, 2007	3,412	$7.68	5.13	$2,123
Vested and expected to vest after September 30, 2007	4,891	$7.28	5.48	$2,511
Options exercisable at:
September 30, 2005	3,017	$8.75	4.06
September 30, 2006	3,515	$7.74	4.92
September 30, 2007	3,412	$7.68	5.13

The following table summarizes information about options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$ 2.35-$ 5.54	1,126	4.75	$4.19	793	$3.71
5.55- 6.43	1,353	5.46	6.19	667	6.26
6.48- 7.00	1,431	6.77	6.86	851	6.88
7.09- 15.45	1,033	5.25	9.50	891	9.83
16.08- 35.38	210	2.73	21.39	210	21.40

$ 2.35-$ 35.38	5,153	5.52	$7.22	3,412	$7.68

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2007	2006	2005
	(in thousands)
Current:
Federal	$(15)	$(236)	$(369)
State	9	2	2
Foreign	10	201	99

Total current	$4	$(33)	$(268)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$4	$(33)	$(268)

Pretax income (loss) from foreign operations was approximately $6.1 million, $(13.0) million, and $(13.3) million for 2007, 2006, and 2005, respectively.

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2007	2006	2005
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$5,469	$(4,998)	$(10,125)
Unbenefited foreign (income) losses	(2,137)	4,578	4,731
Non-deductible stock compensation	612	774	271
Nontaxable gain on foreign investment	—	(868)	—
Non-deductible impairment charge	—	—	1,540
Valuation allowance	—	—	399
U.S. operating loss not benefited (benefited)	(3,961)	509	3,258
Reversal of previously provided taxes	(25)	(236)	(369)
Other individually immaterial items	46	208	27

Total provision (benefit)	$4	$(33)	$(268)

As of September 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $123.2 million and $81.6 million, respectively. The federal and state net operating loss will expire at various dates beginning in 2014, if not utilized. The Company has federal research and development tax credit and foreign tax credit carryforwards of approximately $1.4 million and $0.9 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $3.0 million. The federal tax credits will expire at various dates beginning in 2008 through 2025, if not utilized. The California state research and development tax credit can be carried forward indefinitely.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2007	2006
	(in thousands)
Deferred tax assets:
Depreciation	$850	$490
Inventory and other valuation reserves	1,480	6,690
Accrued expenses	3,260	3,320
Federal and state credit carryforwards	4,780	5,450
Federal and state net operating loss carryforwards	47,060	47,680
Non-deductible stock options	7,410	7,300
Other, net	2,080	2,830

Subtotal	66,920	73,760
Valuation allowance	(65,220)	(70,260)

Total deferred tax assets	$1,700	$3,500
Deferred tax liabilities:
Unrealized gain on investment	(70)	(1,840)
Equity investment basis difference	(1,630)	(1,660)

Subtotal	(1,700)	(3,500)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2007. The valuation allowance for deferred tax assets decreased by $5.0 million in fiscal 2007 and increased by $6.7 million in fiscal 2006. Approximately $13.7 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

Note 13.    Retirement Plan

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

Under the Labor Pension Act effective July 1, 2005, employees may choose the requirements under the Labor Standards Law or the new statute. For employees subject to the new statute, the Company shall contribute no less than 6% of the employees’ wages and salaries to the Contribution Plan.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Since the Company uses its fiscal year end as the measurement date for its Benefit Plan, there is no impact on the projected benefit obligation and accumulated other comprehensive income (loss) due to measurement date provision of SFAS No. 158. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of September 30, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(In thousands)
Other long-term liabilities	$1,750	$(957)	$793
Accumulated other comprehensive income (loss)	$(1,540)	$957	$(583)

As of September 30, 3007 and 2006, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligations and plan assets for the Benefit Plan described above were as follows:

	2007	2006
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$1,815	$1,998
Service cost	16	15
Interest cost	65	59
Actuarial gain	(11)	(262)
Currency exchange rate changes	29	5

Ending projected benefit obligation	$1,914	$1,815

	2007	2006
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$1,520	$1,356
Actual return on plan assets	39	29
Employer contributions	101	131
Currency exchange rate changes	24	4

Ending fair value of plan assets	$1,684	$1,520

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2007	2006
	(in thousands)
Other long-term liabilities	$231	$1,361
Accumulated other comprehensive income	$957	—

Amount recognized	$1,188	$1,361

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of September 30:

2007
(in thousands)
Reclassification adjustment of transition obligation	$1,026
Net actuarial gain	(69)
Net prior service cost	—

Defined benefit plan, net	$957

The following table summarizes the funding status as of September 30:

2006
(in thousands)
Ending funded status	$296
Unrecognized transition obligation (asset)	1,088
Unrecognized net actuarial (gain) loss	(64)
Other	41

Net amount recognized/accrued benefit liability	$1,361

The following table summarizes the accumulated benefit obligation as of September 30:

	2007	2006
	(in thousands)
Accumulated benefit obligation	$1,228	$1,134

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2007	2006
Discount rate	3.00%	3.50%
Expected return on plan assets	3.00%	3.50%
Rate of compensation increase	3.00%	3.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2007	2006	2005
	(in thousands)
Service cost	$16	$15	$90
Interest cost	65	59	24
Expected return on plan assets	(54)	(48)	(18)
Amortization and deferred amount	(79)	(78)	(26)

Net periodic benefit cost	$(52)	$(52)	$70

The balance of vested benefit amounted to approximately $110,000 and $105,000 as of September 30, 2007 and 2006, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-U.S. Plan Assets

For the Benefit Plan, the Company deposits funds into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

Estimated Future Benefit Payments

The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions, that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2008	$110
2009	—
2010	259
2011	7
2012	83
2013-2017	868

Estimated Future Contributions

The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2008 is $100,000.

Note 14.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2007, 2006 and 2005 are as follows:

	Years Ended September 30,
	2007	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$15,361	$(14,242)	$(39,805)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	37,631	37,419	36,663
Dilutive effect of stock options	344	—	—

Denominator for diluted net income (loss) per share	37,975	37,419	36,663

Basic net income (loss) per share	$0.41	$(0.38)	$(1.09)

Diluted net income (loss) per share	$0.40	$(0.38)	$(1.09)

The diluted earnings per share calculations for the years ended September 30, 2006 and 2005 do not include approximately 395,000 and 794,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2007, 2006 and 2005, an additional 4,975,000, 5,069,000 and 3,109,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Net Sales
United States	$45,040	$36,751	$26,965
China	9,564	13,785	26,024
Hong Kong	68,200	43,313	34,400
Taiwan	44,164	54,596	49,433
Japan	15,482	21,344	—
Other Asia Pacific countries	25,762	24,245	27,152
Europe	36,047	22,463	15,615
Other	1,136	995	1,849

Total net sales	$245,395	$217,492	$181,438

Long-lived assets
United States	$3,247	$1,269	$2,057
Hong Kong	72	80	34
China	921	1,055	1,360
Taiwan	19,044	19,580	20,185

Total long-lived assets	$23,284	$21,984	$23,636

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately $53,000, $881,000, and ($757,000) for the years ended September 30, 2007, 2006, and 2005, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

Note 16.    Commitments and Contingencies

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The parties in both the state and federal shareholder derivative litigation have agreed to enter into settlement discussions, and both Courts have issued orders staying the litigation until such time as the discussions result in a settlement which would then be presented to each Court for approval, or until such negotiations are unsuccessful, at which time litigation would resume. If the settlement negotiations are unsuccessful, plaintiffs in the state and federal derivative complaints are expected to amend their complaints. Defendants will move to dismiss both the state and federal complaints.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from twenty-eight of the thirty-two pending lawsuits pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. The Company remains a defendant in the four lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

Three purported class action lawsuits were filed against the Company and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs.

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

Other Legal Proceedings

In the ordinary course of its business, as is common in the semiconductor industry, the Company has been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company leases its facilities and the land upon which the ICSI building is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2008	$734
2009	631
2010	516
2011	638
2012	656
Thereafter	1,090

Total minimum rental commitments	$4,265

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2007, 2006 and 2005 was approximately $1.1 million (net of sublease income of $42,000), $1.1 million (net of sublease income of $173,000) and $2.6 million (net of sublease income of $165,000), respectively.

Write-off of Excess Facility Space

In fiscal 2005, the Company recorded a $1.1 million write-off of excess facility space in its Santa Clara headquarters. The write-off is included in selling, general and administrative expenses in the Company’s Statement of Operations.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2007, the Company had approximately $26.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun).

Note 17.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $15,500 ($20,500 for participants older than 50) or 60% of their annual compensation for 2007. The Company elected to make no matching contributions during the years ended September 30, 2007, 2006 and 2005. Administrative expenses relating to the plan are insignificant.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Supplemental Cash Flow Information

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Cash paid for interest	$157	$195	$1,912
Cash paid (refunded) for income taxes	13	187	(259)
Assets acquired from ICSI	—	—	93,832
Liabilities assumed from ICSI	—	—	53,708
Assets acquired from Signia	—	—	4,497
Liabilities assumed from Signia	—	—	1,143

Note 19.    Related Party Transactions

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

The Company purchases goods from SMIC in which the Company has less than a 1% ownership interest. Lip-Bu Tan, a director of the Company through July 30, 2007, has been a director of SMIC since January 2002. For the ten months ended July 31, 2007 and the fiscal years ended September 30, 2006 and 2005, purchases of goods from SMIC were approximately $17,520,000, $21,352,000, and $52,471,000, respectively. Accounts payable to SMIC was approximately $4,440,000 at September 30, 2006.

The Company sells semiconductor products to Key Stream Corp. (KSC) in which the Company had an approximate 22% equity interest until it sold its investment in December 2006. Kong-Yeu Han, a director of the Company, was a director of KSC until December 2006.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company through July 30, 2007, has been a director of Flextronics since April 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The Company provided manufacturing support services to Signia. In February 2006, the Company sold approximately 77% of its shares in Signia, thereby reducing its ownership percentage to approximately 16%. Effective March 1, 2006, the Company resumed accounting for Signia on the cost basis. During the period from December 1, 2004 through February 28, 2006, the Company’s financial results reflect accounting for Signia on a consolidated basis. The Company’s financial results through the period ended November 30, 2004 reflect the accounting for Signia on the cost basis. At September 30, 2007, the Company had approximately a 6% ownership interest in Signia. The Company’s Chairman and CEO, Jimmy S.M. Lee, was a director of Signia until September 2006. For the two months ended November 30, 2004, the Company provided services of approximately $382,000, to Signia.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable from related parties consisted of the following at September 30:

	2007	2006
	(in thousands)
Flextronics	$—	$251
KSC	—	155

Total	$—	$406

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Sales to related parties
Flextronics	$1,751	$830	$3,215
ICSI (1)	—	—	3,185
KSC	13	140	—
Others	—	—	115

Total	$1,764	$970	$6,515

(1)	Sales to ICSI after May 1, 2005 are eliminated in consolidation.

Note 20.    Acquisition of Signia Technologies Inc.

In December 2004, the Company acquired a majority ownership interest in Signia. Signia is a privately held wireless chipset company based in Taipei, Taiwan.

In fiscal 2005, the Company increased its ownership to approximately 68% by buying common shares from other shareholders. The cost of this additional investment was approximately $8.1 million in cash which includes $0.4 million in estimated transaction costs. Prior to this increase, the Company owned approximately 15% of the outstanding equity of Signia and accounted for its investment on the cost basis. Since the Company increased its ownership to 68%, beginning December 1, 2004 the Company consolidated Signia’s financial statements with its own. The total purchase price, including the previous investment of $1.1 million, was $9.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company sold approximately 77% of its investment in Signia in February 2006 for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, or approximately $0.7 million, and effective March 2006 accounts for its investment in Signia on the cost basis. In prior periods, Signia’s financial position and results of operation were consolidated with the Company’s financial statements. The deconsolidation of Signia did not have a material impact on the Company’s balance sheet and is not expected to have a material effect on the Company’s sales or results of operations. In the September 2006 quarter, the Company recorded an impairment charge of approximately $0.4 million related to its investment in Signia.

Note 21.    Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. The total purchase price allocation in fiscal 2005 of $61.0 million included our previous investment of $8.5 million. In fiscal 2006, the Company purchased additional shares of ICSI for approximately $13.9 million, increasing its percentage ownership to approximately 98%. In fiscal 2007, the Company purchased additional shares of ICSI for approximately $0.3 million. The Company owned approximately 98% of ICSI at September 30, 2007.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation as of September 30 is as follows (in thousands):

	September 30, 2007	September 30, 2006	September 30, 2005
	(in thousands)
Net tangible assets	$—	$1,097	$40,124
Intangible assets:
In-process research and development	—	499	2,470
Purchased intangible assets	174	1,438	5,583
Goodwill	—	6,226	19,112
Minority interest	133	4,600	(6,245)

Total purchase price allocation	$307	$13,860	$61,044

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

Note 22.    Quarterly Financial Information (unaudited)

The following tables show the quarterly results of operations for each of the years ended September 30, 2007 and 2006.

Fiscal 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$63,329	$59,927	$59,995	$62,144
Gross profit	$12,762	$11,735	$11,394	$12,545
Operating income (loss)	$1,052	$(1,119)	$(2,421)	$(1,910)
Net income	$3,252	$4,918	$7,061	$130
Basic and diluted net income per share	$0.09	$0.13	$0.19	$0.00
Market price range common stock:
High	$6.95	$6.49	$6.37	$6.37
Low	$5.24	$5.38	$5.43	$5.10

Fiscal 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$59,905	$53,249	$53,245	$51,093
Gross profit	$11,738	$4,338	$5,644	$7,386
Operating loss	$(1,273)	$(7,630)	$(7,359)	$(5,076)
Net income (loss)	$112	$(6,912)	$(3,554)	$(3,888)
Basic and diluted net income (loss) per share	$0.00	$(0.18)	$(0.10)	$(0.10)
Market price range common stock:
High	$5.79	$6.84	$6.98	$8.59
Low	$4.23	$4.97	$5.97	$6.41

Note 23.    Subsequent Event (unaudited)

On November 28, 2007, the Company announced that its board of directors had approved the repurchase of up to $80 million of shares for the repurchase of its common stock. The Company intends to use $70 million of this amount to repurchase up to 10 million shares of its common stock through a self-tender offer at a price of $7.00 per share. The offer commenced on December 3, 2007 and is expected to close in early January 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed our internal control over financial reporting as of September 30, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Our independent registered accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2008 Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement.

The Company had adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Code of Business Conduct and Ethics is posted on its website at http://www.issi.com/. The Company intends to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on its website within four business days following the date of such amendment or waiver.

The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2008 Proxy Statement.

Item 11. Executive Compensation

The information appearing in our 2008 Proxy Statement contained in the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Principal Share Ownership—Beneficial Owners” and “Principal Share Ownership—Security Ownership of Management” in our 2008 Proxy Statement.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about principal accounting fees and services as well as related pre-approval policies appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2008 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 35 of this Annual Report.

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

All other schedules for which provision is made in the Applicable Accounting Regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, as the information is contained in Part II, Item 8 of this Report on Form 10-K.

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(6)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(10)*	2007 Incentive Compensation Plan.

10.8(7)

Letter Agreement, dated August 28, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, R. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

10.9(8)

Standstill Agreement dated as of September 7, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

10.10(9)

Letter Agreement dated as of December 5, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

Exhibit Number	Description of Document
10.11(11)

Letter Agreement dated as of November 28, 2007, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.12(11)	Letter Agreement dated as of November 28, 2007, between Integrated Silicon Solution, Inc. and Melvin Keating.

10.13(11)

Standstill Agreement dated as of November 28, 2007 among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.14(11)

Standstill Agreement dated as of November 28, 2007, by and among Integrated Silicon Solution, Inc., Trust A-4 - Lloyd I. Miller, an Ohio trust, Trust C - Lloyd I. Miller, an Ohio trust, Milgrat I(OOOOO), an Ohio trust, Milgrat II(FF), an Ohio trust, Milgrat I(XXX), an Ohio trust, Milgrat I(ZZZZ), an Ohio trust, Milfam II L.P., a Georgia limited partnership and Lloyd I. Miller, III.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (see page 73).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed August 30, 2006.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed December 7, 2006.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed December 3, 2007.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ JIMMY S.M. LEE
Jimmy S.M. Lee Chairman of the Board and Chief Executive Officer

Date: December 14, 2007

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

Signature	Title

/s/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ SCOTT D. HOWARTH (Scott D. Howarth)	President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/s/ MELVIN L. KEATING (Melvin L. Keating)	Director

/s/ PING K. KO (Ping K. Ko)	Director

/s/ KEITH MCDONALD (Keith McDonald)	Director

/s/ BRYANT RILEY (Bryant Riley)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

Date: December 14, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(8)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(6)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(10)*	2007 Incentive Compensation Plan.

10.8(7)

Letter Agreement, dated August 28, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, R. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

10.9(8)

Standstill Agreement dated as of September 7, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

10.10(9)

Letter Agreement dated as of December 5, 2006, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, SACC Partners, LP, Bryant R. Riley, B. Riley & Co. Retirement Trust and B. Riley & Co., Inc.

10.11(11)

Letter Agreement dated as of November 28, 2007, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.12(11)	Letter Agreement dated as of November 28, 2007, between Integrated Silicon Solution, Inc. and Melvin Keating.

10.13(11)

Standstill Agreement dated as of November 28, 2007 among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.14(11)

Standstill Agreement dated as of November 28, 2007, by and among Integrated Silicon Solution, Inc., Trust A-4 - Lloyd I. Miller, an Ohio trust, Trust C - Lloyd I. Miller, an Ohio trust, Milgrat I(OOOOO), an Ohio trust, Milgrat II(FF), an Ohio trust, Milgrat I(XXX), an Ohio trust, Milgrat I(ZZZZ), an Ohio trust, Milfam II L.P., a Georgia limited partnership and Lloyd I. Miller, III.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (see page 87).

Exhibit Number	Description of Document
31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed August 30, 2006.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed December 7, 2006.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed December 3, 2007.