Form 10-Q
period 2007-12-31
INTEGRATED SILICON SOLUTION INC
filed 2008-02-11
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock as of February 1, 2008 was 26,646,980.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2007	2006
Net sales	$63,348	$62,144
Cost of sales	50,147	49,599

Gross profit	13,201	12,545

Operating expenses:
Research and development	4,774	5,362
Selling, general and administrative	7,662	9,093

Total operating expenses	12,436	14,455

Operating income (loss)	765	(1,910)
Interest and other income (expense), net	2,074	1,552
Gain on sale of investments	189	598

Income before income taxes, minority interest and equity in net loss of affiliated companies	3,028	240
Provision for income taxes	60	10

Income before minority interest and equity in net loss of affiliated companies	2,968	230
Minority interest in net income of consolidated subsidiary	(1)	(8)
Equity in net loss of affiliated companies	—	(92)

Net income	$2,967	$130

Basic net income per share	$0.08	$0.00

Shares used in basic per share calculation	36,588	37,612

Diluted net income per share	$0.08	$0.00

Shares used in diluted per share calculation	36,897	37,994

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2007	September 30, 2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$95,895	$53,722
Short-term investments	47,430	80,093
Accounts receivable, net	39,639	37,030
Inventories	38,160	32,056
Other current assets	4,606	6,134

Total current assets	225,730	209,035
Property, equipment and leasehold improvements, net	23,213	23,284
Goodwill	25,338	25,338
Purchased intangible assets, net	3,051	3,538
Other assets	1,495	1,520

Total assets	$278,827	$262,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$—	$614
Accounts payable	49,210	36,509
Accrued compensation and benefits	3,914	3,588
Accrued expenses	7,727	6,734

Total current liabilities	60,851	47,445
Other long-term liabilities	871	793

Total liabilities	61,722	48,238
Commitments and contingencies
Minority interest	727	726
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	376,997	376,998
Accumulated deficit	(159,701)	(162,668)
Accumulated comprehensive loss	(922)	(583)

Total stockholders’ equity	216,378	213,751

Total liabilities and stockholders’ equity	$278,827	$262,715

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$2,967	$130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	773	791
Stock-based compensation	764	1,024
Amortization of intangibles	487	485
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	(189)	(339)
Gain on sale of shares of Keystream Corporation (KSC)	—	(259)
Net foreign currency transaction gains (losses)	30	(308)
Other non-cash items	27	—
Equity in net loss of affiliated companies	—	92
Minority interest in net loss of consolidated subsidiary	1	8
Net effect of changes in current and other assets and current liabilities	6,868	(5,497)

Net cash provided by (used in) operating activities	11,728	(3,873)
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(642)	(652)
Proceeds from sale of SMIC equity securities	2,713	6,358
Proceeds from sale of KSC equity securities	—	1,237
Purchases of available-for-sale securities	(41,752)	—
Proceeds from sales of available-for-sale securities	71,419	362

Net cash provided by investing activities	31,738	7,305
Cash flows from financing activities
Repurchases and retirements of common stock	(858)	—
Proceeds from issuance of common stock	93	—
Proceeds from borrowings under short-term lines of credit	2,916	13,784
Principal payments of under short-term lines of credit	(3,530)	(13,452)

Net cash provided by (used in) financing activities	(1,379)	332

Effect of exchange rate changes on cash and cash equivalents	86	50

Net increase in cash and cash equivalents	42,173	3,814
Cash and cash equivalents at beginning of period	53,722	37,318

Cash and cash equivalents at end of period	$95,895	$41,132

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

The Company’s operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

2.	Use of Estimates

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

3.	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

4.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants options under the 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. As of December 31, 2007, only stock options had been granted under the 2007 Plan. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At December 31, 2007, 2,806,000 shares were available for future grant under the 2007 Plan. Options generally vest over a four-year period with a 6-month cliff vest and then vest ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant. The Company issues new shares of common stock upon exercise of stock options.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2007, 1,072,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table outlines the effects of total stock-based compensation.

	Three-Months Ended December 31,
	2007	2006
	(In thousands)
Stock-based compensation
Cost of sales	$48	$22
Research and development	293	442
Selling, general and administrative	423	560

Total stock-based compensation	$764	$1,024
Tax effect on stock-based compensation	—	—

Net effect on net income	$764	$1,024

Effect on earnings per share
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

As of December 31, 2007, there was approximately $7.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.39 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2008 and the first quarter of fiscal 2007, were based on estimates at the date of grant as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Weighted-average fair value of grants	$2.86	$3.06
Expected term in years	4.54	4.53
Volatility	48%	64%
Risk-free interest rate	3.70%	4.65%
Dividend yield	0.00%	0.00%

Estimated volatility ranged from 48% to 49% in the three months ended December 31, 2007 and from 53% to 64% in the three months ended December 31, 2006.

Option activity as of December 31, 2007 and the changes during the three months ended December 31, 2007 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	5,153	$7.22
Granted	359	$6.45
Exercised	(24)	$3.88		$63
Cancelled/forfeited	(92)	$6.25

Outstanding at December 31, 2007	5,396	$7.20	5.43	$3,287

Vested and expected to vest after December 31, 2007	5,120	$7.25	5.38	$3,164
Exercisable at September 30, 2007	3,412	$7.68	5.13	$2,123
Exercisable at December 31, 2007	3,577	$7.65	4.98	$2,562

5.	Concentrations

In the three months ended December 31, 2007 and 2006, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$20,036	$—	$—	$20,036
Money market instruments	69,359	—	—	69,359
Commercial paper	—	—	—	—
Certificates of deposit	8,503	—	—	8,503
Municipal notes and bonds	42,283	—	—	42,283
SMIC common stock—saleable within 12 months	3,426	—	(282)	3,144

Total	$143,607	$—	$(282)	$143,325

Reported as:
Cash and cash equivalents				$95,895
Short-term investments				47,430

Total				$143,325

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$17,343	$—	$—	$17,373
Money market instruments	21,740	—	—	21,740
Commercial paper	10,644	—	(5)	10,639
Certificates of deposit	5,995	—	—	5,995
Municipal notes and bonds	71,950	—	—	71,950
SMIC common stock—saleable within 12 months	5,951	197	—	6,148

Total	$133,623	$197	$(5)	$133,815

Reported as:
Cash and cash equivalents				$53,722
Short-term investments				80,093

Total				$133,815

All debt securities held at December 31, 2007 are due in less than one year. As of December 31, 2007, the Company had cash, cash equivalents and short-term investments of $22.3 million in foreign institutions.

In the three months ended December 31, 2007, the Company sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related party through July 2007, and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. In the three months ended December 31, 2006, the Company sold 52.5 million shares of SMIC and recorded gross proceeds of approximately $6.4 million and a pre-tax gain of approximately $0.3 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Inventories

The following is a summary of inventories by major category:

	December 31, 2007	September 30, 2007
	(In thousands)
Purchased components	$6,696	$4,583
Work-in-process	10,902	9,673
Finished goods	20,562	17,800

	$38,160	$32,056

During the three months ended December 31, 2007 and 2006, the Company recorded inventory write-downs of $2.5 million and $3.5 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, changes in unrealized gains and losses on investments and changes in minimum pension liability.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Net income	$2,967	$130
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	151	689
Change in unrealized gains/(losses) on investments	(474)	(1,447)
Change in minimum pension liability	(16)	—

Comprehensive income (loss)	$2,628	$(628)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2007	September 30, 2007
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,581)	$(1,732)
Accumulated net unrealized gain (loss) on SMIC	(282)	197
Accumulated net unrealized loss on other investments	—	(5)
Accumulated net transition obligation	1,010	1,026
Accumulated net actuarial losses	(69)	(69)

Total accumulated other comprehensive loss	$(922)	$(583)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), on October 1, 2007. As of the date of adoption of FIN 48, the Company had $3.0 million of unrecognized tax benefits of which $2.9 million is currently offset by a full valuation allowance. The unrecognized tax benefit as of the date of adoption had no effect on the beginning balance of accumulated deficit or the net balance sheet. The Company historically classified unrecognized tax benefits in current taxes payable and as a result of the adoption has reclassified $140,000 from current to long term liabilities. The unrealized tax benefit of $140,000, if recognized, would favorably affect its effective tax rate in future periods. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 1998 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had approximately $25,000 of accrued interest or penalties associated with unrecognized tax benefits.

The income tax provision for the three months ended December 31, 2007 consists primarily of federal and state minimum taxes of $60,000. The income tax provision for the three months ended December 31, 2006 consists of foreign withholding taxes of $10,000.

10.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2007	2006
Numerator for basic and diluted net income per share:
Net income	$2,967	$130

Denominator for basic net income per share:
Weighted average common shares outstanding	36,588	37,612
Dilutive stock options	309	382

Denominator for diluted net income per share	36,897	37,994

Basic net income per share	$0.08	$0.00

Diluted net income per share	$0.08	$0.00

For the three months ended December 31, 2007, 4,538,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months ended December 31, 2006, 5,397,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

11.	Common Stock Repurchase Program

During the first quarter of fiscal 2008, the Company repurchased 129,100 shares of common stock at a cost of approximately $0.9 million. The Company has repurchased and retired approximately 1,310,248 shares of common stock at a cost of approximately $8.3 million since September 2007. As of December 31, 2007, $80.0 million remained available under the existing repurchase authorization. See Note 14 “Subsequent Events”.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from twenty-eight of the thirty-two pending lawsuits pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

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

SRAM Antitrust Civil Investigative Demand

In May 2007, the Company received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID is issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to the Company’s business. As of January 14, 2008 and effective as of May 7, 2007, the Company’s obligation to respond to the CID was suspended pursuant to the terms of a Tolling Agreement between the Company and the Attorney General of Florida. The Company intends to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on its business.

Other Legal Proceedings

In the ordinary course of its business, as is common in the semiconductor industry, the Company has been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2007, the Company had approximately $29.2 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

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

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Net sales
United States	$8,982	$12,552
China	1,044	3,556
Hong Kong	20,528	14,125
Taiwan	12,238	12,156
Japan	3,754	3,935
Other Asia Pacific countries	6,438	6,042
Europe	10,159	9,365
Other	205	413

Total net sales	$63,348	$62,144

	December 31, 2007	September 30, 2007
	(In thousands)
Long-lived assets
United States	$3,448	$3,247
Hong Kong	67	72
China	1,036	921
Taiwan	18,662	19,044

	$23,213	$23,284

14.	Subsequent Event

On December 3, 2007, the Company commenced an offer to purchase for cash up to 10 million shares of its common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired on January 3, 2008 and on January 11, 2008, the Company announced the results of the Offer, stating that it accepted for payment 10 million shares of its common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of the Company’s shares outstanding as of December 31, 2007. Based on the final count by the depositary for the tender offer, an aggregate of 24,838,228 shares were properly tendered and not withdrawn at the purchase price of $7.00 per share, including 1,321,860 shares tendered through notice of guaranteed delivery. As the aggregate number of shares tendered exceeded the maximum purchase quantity, the actual shares purchased were prorated at the rate of approximately 0.4026.

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

On January 25, 2005, we announced our intention to acquire Integrated Circuit Solution, Inc. (“ICSI”). ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. In fiscal 2007, we purchased additional shares of ICSI for approximately $0.3 million. At December 31, 2007, we owned approximately 98% of ICSI. Our financial results for fiscal 2008 and fiscal 2007 reflect accounting for ICSI on a consolidated basis.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until our sale, reflect accounting for KSC on the equity basis.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2005, in fiscal 2006 and in fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenues, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 86%, 80%, 82%, 83% and 85% in the first quarter of fiscal 2008, the first quarter of fiscal 2007, and in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2007	2006	2007	2006	2005
Asia	70%	64%	67%	73%	75%
Europe	16	15	15	10	9
U.S.	14	20	18	17	15
Other	—	1	—	—	1

Total	100%	100%	100%	100%	100%

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

Since a portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve it is difficult for us to assess the impact of seasonal factors on our business.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts other expense when we record impairments; (v) the valuation of our non-marketable equity securities, which impacts other expense when we record impairments and (vi) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. In fiscal 2006, we recorded an impairment loss of approximately $0.4 million related to one of our non-marketable equity securities. At December 31, 2007, our strategic investments in non-marketable securities totaled $0.6 million.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning October 1, 2009.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 2% to $63.3 million in the three months ended December 31, 2007 from $62.1 million in the three months ended December 31, 2006. The increase in net sales of $1.2 million was principally due to an increase in unit shipments of our DRAM products and a shift in product mix in our SRAM products which was partially offset by a decline in unit shipments of our application specific standard products (ASSP) which includes our EEPROM, Smart Card and logic products. In addition, the increase in unit shipments of our DRAM products in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 more than offset the decline in average selling prices of such products resulting in an overall increase in DRAM revenue. While unit shipments of our SRAM products decreased in the three months ended December 31, 2007 compared to the three months ended December 31, 2006, a shift in product mix resulted in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended December 31, 2007 and 2006, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $0.7 million to $13.2 million in the three months ended December 31, 2007 from $12.5 million in the three months ended December 31, 2006. Our gross margin increased to 20.8% in the three months ended December 31, 2007 from 20.2% in the three months ended December 31, 2006. Our gross profit for the three months ended December 31, 2007 included inventory write-downs of $2.5 million compared to $3.5 million of inventory write-downs in the three months ended December 31, 2006. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Our gross profit for the three month periods ended December 31, 2007 and 2006, benefited from the sale of

$0.6 million and $1.5 million, respectively, of previously written down products. An increase in both our SRAM gross profit and gross margin in the three months ended December 31, 2007 can be attributed to a shift in our SRAM product mix. DRAM gross profit declined in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 as the impact of the decline in average selling prices for our DRAM products more than offset the impact of an increase in unit shipments for such products. Declines in the average selling prices of our DRAM products more than offset declines in cost of our DRAM products in the three months ended December 31, 2007 compared to three months ended December 31, 2006, resulting in a decrease in our DRAM gross margin. In addition, our gross profit for the three months ended December 31, 2007 benefited from approximately $0.4 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 11% to $4.8 million in the three months ended December 31, 2007 compared to $5.4 million in the three months ended December 31, 2006. As a percentage of net sales, research and development expenses decreased to 7.5% in the three months ended December 31, 2007 from 8.6% in the three months ended December 31, 2006. The decrease in research and development expenses of $0.6 million can be attributed to a decrease in expenditures for the development costs of our DRAM products in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 16% to $7.7 million in the three months ended December 31, 2007 from $9.1 million in the three months ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 12.1% in the three months ended December 31, 2007 from 14.6% in the three months ended December 31, 2006. The decrease in selling, general and administrative expenses of $1.4 million was mainly attributable to approximately $1.8 million in legal expenses and accounting fees in the December 2006 quarter attributable to our stock option backdating investigation offset by $0.5 million of expenses incurred in the December 2007 quarter related to our tender offer announced in November 2007. Our selling, general and administrative expenses may increase in absolute dollars in future quarters and may fluctuate as a percentage of net sales.

Interest and other income (expense), net. Interest and other income (expense), net was $2.1 million in the three months ended December 31, 2007 compared to $1.6 million in the three months ended December 31, 2006. The $2.1 million of interest and other income (expense) in the three months ended December 31, 2007 is comprised primarily of interest income of $1.7 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The $1.6 million of interest and other income (expense) in the three months ended December 31, 2006 is comprised primarily of interest income of $0.9 million and foreign currency exchange gains of $0.3 million. The increase in interest income is primarily attributable to higher cash balances in the three months ended December 31, 2007.

Gain on sale of investments. In the three months ended December 31, 2007, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million. In the three months ended December 31, 2006, we sold 52.5 million shares of SMIC for approximately $6.4 million which resulted in a pre-tax gain of approximately $0.3 million. In addition, in December 2006 we sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

Provision for income taxes. The income tax provision for the three months ended December 31, 2007 consists primarily of federal and state minimum taxes of $60,000. The income tax provision for the three months ended December 31, 2006 consists of foreign withholding taxes of $10,000.

Minority interest in net income of consolidated subsidiaries. The minority interest in net income of consolidated subsidiaries was income of $1,000 in the three months ended December 31, 2007 compared to $8,000 in the three months ended December 31, 2006. The minority interest in net income of consolidated subsidiaries for the three months ended December 31, 2007 and December 31, 2006, represents the minority shareholders’ proportionate share of the net income of ICSI.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was a $0.1 million in the three months ended December 31, 2006. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $143.3 million. During the three months ended December 31, 2007, operating activities provided cash of approximately $11.7 million compared to $3.9 million used in the three months ended December 31, 2006. The cash provided by operations in the three months ended December 31, 2007 was primarily due to increases in accounts payable of $12.6 million, our net income of $3.0 million adjusted for non-cash items of $1.9 million, increases in accrued liabilities of $1.4 million and decreases in other assets of $1.5 million. This was partially offset by increases in inventories of $6.1 million and increases in accounts receivable of $2.6 million. The cash used by operations in the three months ended December 31, 2006 was primarily due to increases in inventories of $2.4 million, increases in accounts receivable of $1.9 million and decreases in accounts payable of $2.1 million. This was partially offset by our net income of $0.1 million adjusted for non-cash items of $1.5 million (stock-based compensation expense of $1.0 million, depreciation and amortization of $0.8 million, amortization of intangibles of $0.5 million, gain from the sale of SMIC and KSC equity securities of $(0.6) million and other non-cash items of $(0.2) million) and increases in accrued liabilities of $0.7 million and decreases in other assets of $0.2 million.

In the three months ended December 31, 2007, we generated $31.7 million from investing activities compared to $7.3 million generated in the three months ended December 31, 2006. In the three months ended December 31, 2007, we generated $29.7 from the net sales of available-for-sale securities. We also generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million. In the three months ended December 31, 2006, we generated approximately $6.4 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.3 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We also generated $0.4 million from the sales of available-for-sale securities.

In both the three month periods ended December 31, 2007 and 2006, we made capital expenditures of approximately $0.7 million. The expenditures in the three months ended December 31, 2006 were primarily for computer software and engineering tools. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $1.4 million for financing activities during the three months ended December 31, 2007 compared to $0.3 million generated from financing activities during the three months ended December 31, 2006. In the three months ended December 31, 2007, we used $3.5 million for the repayment of short-term borrowings and $0.9 million for the repurchase and retirement of our common stock. Our sources of financing for the three months ended December 31, 2007 were borrowings of $2.9 million under ICSI lines of credit and proceeds from the issuance of common stock of $0.1 million from stock option exercises. In the three months ended December 31, 2006, we used $13.5 million for the repayment of short-term borrowings. The source of financing for the three months ended December 31, 2006, was borrowings of $13.8 million under lines of credit in Taiwan.

We have $12.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through August 2008. As of December 31, 2007, we had no outstanding borrowings under these short-term lines of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.1 million at December 31, 2007.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of shares of our common stock. On December 3, 2007, we commenced an offer to purchase for cash up to 10 million shares of our common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired January 3, 2008 and on January 11, 2008, we announced the results of the Offer, stating that we accepted for payment 10 million shares of our common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of our shares outstanding as of December 31, 2007.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2007 and in fiscal 2007, we recorded exchange gains of approximately $30,000 and $0.1 million, respectively. While in recent periods, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates, we could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $140.2 million at December 31, 2007 excluding $3.1 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments such as municipal auction rate certificates and instruments issued by high quality financial institutions and companies, including money market instruments. As such, we have not experienced any losses related to subprime-mortgage related investments. A hypothetical one percentage point decrease in interest rates would result in approximately a $1.4 million decrease in our interest income. As our portfolio consists mainly of short-term investments whose interest rates reset, a hypothetical one percentage point change in interest rates would not have a material affect on the value of our investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the three months ended December 31, 2007, we sold shares of SMIC and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 31, 2007 was approximately $3.1 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis, is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We have investments in equity securities of privately held companies of approximately $0.6 million at December 31, 2007. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. In this regard, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SRAM Antitrust Litigation

Thirty-two purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trail proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from twenty-eight of the thirty-two pending lawsuits pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

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

SRAM Antitrust Civil Investigative Demand

In May 2007, we received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID is issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to our business. As of January 14, 2008 and effective as of May 7, 2007, our obligation to respond to the CID was suspended pursuant to the terms of a Tolling Agreement between us and the Attorney General of Florida. We intend to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any, on its business.

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

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in fiscal 2007, we incurred inventory write-downs of $10.3 million and we would not have been profitable except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income in such fiscal year. There is no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

In the first quarter of fiscal 2008 and in fiscal 2007, approximately 89% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. In addition, we experienced a sequential decline in revenue from $61.5 million in our September 2005 quarter to $51.1 million in our December 2005 quarter. This decline in revenue was primarily the result of a decrease in unit shipments and the average selling prices of our DRAM products. From time to time, we have turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

From September 2007 through January 3, 2008, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our offer to purchase for cash up to $30 million in shares of our common stock at a price not greater than $6.30 nor less than $5.70 per share. Under this tender offer, in September 2007, we repurchased 1,181,148 shares of our common stock at an aggregate price of approximately $7.4 million. On December 3, 2007, we announced an additional tender offer for up to 10,000,000 shares of our common stock at a price of $7.00 per share. Under this offer, in January 2008, we repurchased 10,000,000 shares at an aggregate price of $70 million. At January 31, 2008, we had outstanding authorization from our Board to purchase up to an additional $10.0 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first quarter of fiscal 2008, in fiscal 2007 and in fiscal 2006, we recorded inventory write-downs of $2.5 million, $10.3 million, and $16.5 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the three months ended December 31, 2007, approximately 14% of our net sales was attributable to customers located in the U.S., 16% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese Renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at December 31, 2007 of approximately $3.1 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis, is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. At December 31, 2007, our strategic investments in non-marketable securities totaled $0.6 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. For example, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS 123R, requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; and selling, general and administrative expenses.

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

Item 1B.	Unresolved Staff Matters

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 1, 2007–October 31, 2007	—	$—	—	$30,000,000	(1)
November 1, 2007–November 30, 2007	129,100	$6.65	129,100	$29,141,964	(1)
December 1, 2007–December 31, 2007	—	$—	—	$80,000,000	(2)

Total	129,100	$6.65	129,100

(1)	On October 23, 2007, we announced that our board of directors had authorized us to repurchase up to $30 million of our shares of common stock pursuant to repurchases to have been conducted under Rule 10b-18 under the Securities Exchange Act of 1934 through programs, including company stock purchase plans under Rule 10b5-1, through brokers or in privately-negotiated transactions with nonaffiliated stockholders. In connection with the approval of our tender offer announced in November 2007, our board of directors terminated the repurchase program.

(2)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. On December 3, 2007, we commenced an offer to purchase for cash up to 10 million shares of our common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired January 3, 2008 and on January 11, 2008, we announced the results of the Offer, stating that we accepted for payment 10 million shares of our common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of our shares outstanding as of December 31, 2007. The additional $10 million will be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18.

Item 5.	Other Information

As previously reported in our proxy statement filed with the Securities and Exchange Commission on January 28, 2008, our annual meeting of stockholders will be held on March 7, 2008.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 11, 2008	/s/ Scott D. Howarth
Scott D. Howarth
President and Chief Financial Officer
(Principal Financial and Accounting Officer)