Form 10-Q
period 2008-03-31
INTEGRATED SILICON SOLUTION INC
filed 2008-05-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock as of May 1, 2008 was 26,660,201.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$58,046	$59,995	$121,394	$122,139
Cost of sales	44,750	48,601	94,897	98,200

Gross profit	13,296	11,394	26,497	23,939

Operating expenses:
Research and development	4,935	5,140	9,709	10,502
Selling, general and administrative	7,463	8,675	15,125	17,768

Total operating expenses	12,398	13,815	24,834	28,270

Operating income (loss)	898	(2,421)	1,663	(4,331)
Interest and other income (expense), net	1,105	1,000	3,179	2,552
Gain on sale of investments	—	8,549	189	9,147

Income before income taxes, minority interest and equity in net loss of affiliated companies	2,003	7,128	5,031	7,368
Provision for income taxes	40	3	100	13

Income before minority interest and equity in net loss of affiliated companies	1,963	7,125	4,931	7,355
Minority interest in net (income) loss of consolidated subsidiary	20	(64)	19	(72)
Equity in net loss of affiliated companies	—	—	—	(92)

Net income	$1,983	$7,061	$4,950	$7,191

Basic net income per share	$0.07	$0.19	$0.15	$0.19

Shares used in basic per share calculation	28,160	37,612	32,374	37,612

Diluted net income per share	$0.07	$0.19	$0.15	$0.19

Shares used in diluted per share calculation	28,436	38,006	32,668	37,998

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	September 30, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$37,025	$53,722
Short-term investments	4,212	80,093
Accounts receivable, net	39,206	37,030
Inventories	46,756	32,056
Other current assets	4,262	6,134

Total current assets	131,461	209,035
Property, equipment and leasehold improvements, net	24,591	23,284
Long-term investments	19,090	—
Goodwill	25,338	25,338
Purchased intangible assets, net	2,628	3,538
Other assets	1,589	1,520

Total assets	$204,697	$262,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$—	$614
Accounts payable	41,874	36,509
Accrued compensation and benefits	3,029	3,588
Accrued expenses	6,965	6,734

Total current liabilities	51,868	47,445
Other long-term liabilities	851	793

Total liabilities	52,719	48,238
Commitments and contingencies (See Note 12)
Minority interest	707	726
Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	308,346	376,998
Accumulated deficit	(157,718)	(162,668)
Accumulated comprehensive income (loss)	640	(583)

Total stockholders’ equity	151,271	213,751

Total liabilities and stockholders’ equity	$204,697	$262,715

(1) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$4,950	$7,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,678	1,570
Stock-based compensation	1,607	1,959
Amortization of intangibles	910	970
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	(189)	(1,766)
Gain on sale of shares of Ralink	—	(7,122)
Gain on sale of shares of Keystream Corporation (KSC)	—	(259)
Net foreign currency transaction (gains) losses	43	(201)
Other non-cash items	(17)	—
Equity in net loss of affiliated companies	—	92
Minority interest in net income (loss) of consolidated subsidiary	(19)	72
Net effect of changes in current and other assets and current liabilities	(7,908)	(3,302)

Net cash provided by (used in) operating activities	1,055	(796)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,880)	(1,468)
Proceeds from sale of SMIC equity securities	2,713	14,032
Proceeds from sale of Ralink equity securities	—	8,008
Proceeds from sale of KSC equity securities	—	1,237
Purchases of available-for-sale securities	(54,630)	(9,300)
Proceeds from sales of available-for-sale securities	106,630	5,562

Cash provided by investing activities	52,833	18,071

Cash flows from financing activities
Repurchases and retirement of common stock	(70,858)	—
Proceeds from issuance of common stock	598	—
Proceeds from borrowings under short-term lines of credit	7,697	25,446
Principal payments of short-term lines of credit	(8,311)	(25,114)

Cash provided by (used in) financing activities	(70,874)	332

Effect of exchange rate changes on cash and cash equivalents	289	17
Net increase (decrease) in cash and cash equivalents	(16,697)	17,624
Cash and cash equivalents at beginning of period	53,722	37,318

Cash and cash equivalents at end of period	$37,025	$54,942

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

The Company’s operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

3.	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations and retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

4.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants options under the 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At March 31, 2008, 2,352,000 shares were available for future grant under the 2007 Plan. Options generally vest over a four-year period with a 6-month cliff vest and then vest ratably over the remaining period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant. Restricted stock units (RSU’s) generally vest annually over a three-year period based upon continued employment with the Company. The Company issues new shares of common stock upon exercise of stock options and upon the vesting of RSU’s.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2008, 1,005,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table outlines the effects of total stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$48	$25	$96	$47
Research and development	341	433	634	875
Selling, general and administrative	454	477	877	1,037

Total stock-based compensation	$843	$935	$1,607	$1,959
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$843	$935	$1,607	$1,959

Effect on earnings per share
Basic	$0.03	$0.02	$0.05	$0.05

Diluted	$0.03	$0.02	$0.05	$0.05

As of March 31, 2008, there was approximately $7.5 million of total unrecognized stock-based compensation expense under the Company’s stock equity compensation plans that will be recognized over a weighted-average period of approximately 2.57 years. Future stock option grants and awards will add to this total whereas quarterly amortization and the vesting of the existing stock option grants and awards will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and six months ended March 31, 2008 and 2007, were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted-average fair value of grants	$2.36	$3.32	$2.59	$3.10
Expected term in years	4.54	4.54	4.54	4.53
Estimated volatility	47%	62%	47%	64%
Risk-free interest rate	2.76%	4.71%	3.18%	4.66%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Estimated volatility ranged from 45% to 47% in the three months ended March 31, 2008 and was 62% in the three months ended March 31, 2007. Estimated volatility ranged from 45% to 49% and from 62% to 64% in the six months ended March 31, 2008 and March 31, 2007, respectively.

The Company began issuing RSUs in the second quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of ISSI common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2008 was $5.60.

Option activity as of March 31, 2008 and the changes during the six months ended March 31, 2008 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	5,153	$7.22
Granted	786	$6.00
Exercised	(62)	$4.23		$134
Cancelled/forfeited	(178)	$7.25

Outstanding at March 31, 2008	5,699	$7.09	5.39	$2,253

Vested and expected to vest after March 31, 2008	5,493	$7.13	5.36	$2,198
Exercisable at March 31, 2008	3,689	$7.59	4.93	$1,823
Exercisable at September 30, 2007	3,412	$7.68	5.13	$2,123

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

RSU activity as of March 31, 2008 and the changes during the six months ended March 31, 2008 were as follows (RSU amounts are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2007	—	$—
Granted	114	$5.60
Vested	—	$—	$—
Forfeited	—	$—

Outstanding at March 31, 2008	114	$5.60

During the three and six months ended March 31, 2008, employees purchased 67,000 shares for $0.3 million under the Company’s ESPP. No shares were purchased in the corresponding periods of fiscal 2007 as the ESPP was temporarily suspended due to the ongoing stock option investigation and was not reactivated until August 2007.

5.	Concentrations

In the three and six months ended March 31, 2008 and March 31, 2007, no single customer accounted for over 10% of net sales.

6.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$16,909	$—	$—	$16,909
Money market instruments	16,223	—	—	16,223
Commercial paper	3,893	—	—	3,893
Certificates of deposit	2,138	—	—	2,138
Municipal notes and bonds	19,950	—	(860)	19,090
SMIC common stock—saleable within 12 months	3,426	—	(1,352)	2,074

Total	$62,539	$—	$(2,212)	$60,327

Reported as:
Cash and cash equivalents				$37,025
Short-term investments				4,212
Long-term investments				19,090

Total				$60,327

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$17,343	$—	$—	$17,343
Money market instruments	21,740	—	—	21,740
Commercial paper	10,644	—	(5)	10,639
Certificates of deposit	5,995	—	—	5,995
Municipal notes and bonds	71,950	—	—	71,950
SMIC common stock—saleable within 12 months	5,951	197	—	6,148

Total	$133,623	$197	$(5)	$133,815

Reported as:
Cash and cash equivalents				$53,722
Short-term investments				80,093

Total				$133,815

As of March 31, 2008, the Company had cash, cash equivalents and short-term investments of $9.4 million in foreign institutions.

During the three months ended March, 31, 2008, the Company reclassified all $20.0 million par value of its AAA rated investments in auction rate securities from short-term investments to long-term investments. These auction rate securities were reclassified as long-term investments due to the failure of all these securities to settle at auction. During the three months ended March, 31, 2008, the Company also recorded a temporary impairment charge of $0.9 million against other comprehensive income in its consolidated balance sheet related to these investments. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, it does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual.

In the six months ended March 31, 2008, the Company sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related party through July 2007, and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. In the six months ended March 31, 2007, the Company sold approximately 107.0 million shares of SMIC and recorded gross proceeds of approximately $14.0 million and a pre-tax gain of approximately $1.8 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Inventories

The following is a summary of inventories by major category:

	March 31, 2008	September 30, 2007
	(In thousands)
Purchased components	$15,076	$4,583
Work-in-process	7,149	9,673
Finished goods	24,531	17,800

	$46,756	$32,056

During the three and six months ended March 31, 2008, the Company recorded inventory write-downs of $3.8 million and $6.3 million, respectively. During the three months and six months ended March 31, 2007, the Company recorded inventory write-downs of $2.4 million and $5.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8.	Comprehensive Income (Loss)

Comprehensive income includes the Company’s net income as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative foreign currency translation adjustment, changes in unrealized gains and losses on investments and changes in minimum pension liability.

Comprehensive income, net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,983	$7,061	$4,950	$7,191
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	3,515	(691)	3,666	(2)
Change in unrealized gains (losses) on investments	(1,930)	498	(2,404)	(949)
Change in minimum pension liability	(23)	—	(39)	—

Comprehensive income	$3,545	$6,868	$6,173	$6,240

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2008	September 30, 2007
	(In thousands)
Accumulated foreign currency translation adjustments	$1,934	$(1,732)
Accumulated net unrealized gain (loss) on SMIC	(1,352)	197
Accumulated net unrealized loss on other investments	(860)	(5)
Accumulated net transition obligation	987	1,026
Accumulated net actuarial losses	(69)	(69)

Total accumulated other comprehensive income (loss)	$640	$(583)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), on October 1, 2007. As of the date of adoption, the Company had $3.0 million of unrecognized tax benefits of which $2.9 million is currently offset by a full valuation allowance. In the three and six months ended March 31, 2008, there was no change to the amount of the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had approximately $25,000 of accrued interest or penalties associated with unrecognized tax benefits. Subsequent changes to accrued interest and penalties have not been significant.

The income tax provision for the three month and six months ended March 31, 2008 consists primarily of federal and state minimum taxes of $40,000 and $100,000, respectively. The income tax provision for the three month and six months ended March 31, 2007 consists of state minimum taxes and foreign withholding taxes of $3,000 and $13,000, respectively.

10.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Numerator for basic and diluted net income per share:
Net income	$1,983	$7,061	$4,950	$7,191

Denominator for basic net income per share:
Weighted average common shares outstanding	28,160	37,612	32,374	37,612
Dilutive stock options and awards	276	394	294	386

Denominator for diluted net income per share	28,436	38,006	32,668	37,998

Basic net income per share	$0.07	$0.19	$0.15	$0.19

Diluted net income per share	$0.07	$0.19	$0.15	$0.19

For the three months and six months ended March 31, 2008, 4,851,000 and 4,702,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2007, 5,074,000 and 5,267,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.	Common Stock Repurchase Program

During the first quarter of fiscal 2008, the Company repurchased 129,100 shares of common stock at a cost of approximately $0.9 million. On December 3, 2007, the Company commenced an offer to purchase for cash up to 10 million shares of its common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired on January 3, 2008 and on January 11, 2008, the Company announced the results of the Offer, stating that it accepted for payment 10 million shares of its common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of the Company’s shares outstanding as of December 31, 2007. The Company has repurchased and retired approximately 11,310,248 shares of common stock at a cost of approximately $78.3 million since September 2007. As of March 31, 2008, $10.0 million remained available under the existing repurchase authorization.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On March 19, 2008, ISSI and the individual defendants agreed with the plaintiffs-shareholders to settle the consolidated shareholder derivative actions, In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, No. C-06-04387 RMW (N.D. Cal.), pending in the United States District Court for the Northern District of California, and Chuzhoy v. Lee et al., No. 1:06-CV-074031, pending in the Santa Clara County, California Superior Court. The settlement is subject to preliminary and final approval of the United States District Court for the Northern District of California. Under the terms of the proposed settlement, which will be detailed in a Stipulation of Settlement to be filed with the federal court, the Company and the individual defendants have implemented or will implement certain corporate governance changes. In addition, two of the individual defendants have repaid to ISSI, in cash, the difference between the original exercise price and the correct exercise price and those defendants and another defendant have re-priced certain improperly priced option grants to the correct exercise prices. The Company and its insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court. The parties will file the Stipulation of Settlement with the Federal Court as soon as practicable.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from twenty-nine of the thirty-three pending lawsuits pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

Three purported class action lawsuits were filed against the Company and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. As of March 20, 2008, the Company entered into a Tolling Agreement with the Canadian Plaintiffs. Pursuant to the Tolling Agreement, on March 25, 2008 one of the Canadian lawsuits was discontinued as to the Company and the other two Canadian lawsuits are to be discontinued as to the Company.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2008, the Company had approximately $20.2 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

13.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
		(In thousands)
Net sales
United States	$9,824	$12,778	$18,806	$25,330
China	2,839	2,435	3,883	5,991
Hong Kong	13,243	15,654	33,771	29,779
Japan	2,889	4,482	6,643	8,417
Taiwan	10,097	10,422	22,334	22,578
Other Asia Pacific countries	8,181	6,713	14,620	12,755
Europe	10,473	7,419	20,632	16,784
Other	500	92	705	505

Total net sales	$58,046	$59,995	$121,394	$122,139

	March 31, 2008	September 30, 2007
	(In thousands)
Long-lived assets
United States	$3,538	$3,247
Hong Kong	64	72
China	1,003	921
Taiwan	19,986	19,044

	$24,591	$23,284

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

On January 25, 2005, we announced our intention to acquire Integrated Circuit Solution, Inc. (“ICSI”). ICSI was a public company in Taiwan and traded on the Gre Tai Securities Market (OTC). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. Prior to this transaction, we owned approximately 29% of ICSI. In the nine months ended September 30, 2005, we purchased additional shares of ICSI in the open market for approximately $52.5 million increasing our ownership percentage to approximately 83% at September 30, 2005. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. In fiscal 2007, we purchased additional shares of ICSI for approximately $0.3 million. At March 31, 2008, we owned approximately 98% of ICSI. Our financial results for fiscal 2008 and fiscal 2007 reflect accounting for ICSI on a consolidated basis.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until our sale, reflect accounting for KSC on the equity basis.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications and (iv) automotive electronics. Our primary products are high speed and low power SRAM and low and medium density DRAM. We also design and market EEPROMs, SmartCards, and selected non-memory products focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003. Over the past few years, we have transitioned our DRAM products away from commodity based markets to more value-added focused markets such as the automotive, telecommunications and networking markets where we can generally realize a higher margin.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first six months of fiscal 2008 and in fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenues, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 79%, 82% and 83% in the first six months of fiscal 2008, the first six months of fiscal 2007, and in fiscal 2007 and fiscal 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2008	2007	2007	2006
Asia	67%	65%	67%	73%
Europe	17	14	15	10
U.S.	15	21	18	17
Other	1	—	—	—

Total	100%	100%	100%	100%

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

Since a portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve, it is difficult for us to assess the impact of seasonal factors on our business.

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

Valuation of non-marketable securities. Our ability to recover our strategic investments in equity securities that are non-marketable and to earn a return on these investments is largely dependent on financial market conditions and the occurrence of liquidity events, such as initial public offerings, mergers or acquisitions, and private equity transactions. The timing of when any of these events may occur is uncertain and very difficult to predict. In addition, under our accounting policy, we are required to periodically review all of our investments for impairment. In the case of non-marketable equity securities, this requires significant judgment on our part, including an assessment of the investees’ financial condition, the existence of subsequent rounds of financing and the impact of any relevant equity preferences, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees’ are significantly different from their forecasts, the carrying value of our non-marketable equity securities may be above fair value, and we may incur additional charges in future periods, which will decrease our profitability. At March 31, 2008, our strategic investments in non-marketable securities totaled $0.7 million.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations and retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning October 1, 2009.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 3% to $58.0 million in the three months ended March 31, 2008 from $60.0 million in the three months ended March 31, 2007. The decrease in net sales of $2.0 million can be attributed primarily to a decrease in unit shipments of our application specific standard products (ASSP) which includes our logic, EEPROM and Smart Card products in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In addition, while unit shipments of our DRAM products increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 such increases were offset by a decline in average selling prices of such products resulting in an overall decrease in DRAM revenue. The increase in unit shipments of our SRAM products in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, more than offset the decrease in the average selling prices of such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended March 31, 2008 and 2007, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $1.9 million to $13.3 million in the three months ended March 31, 2008 from $11.4 million in the three months ended March 31, 2007. Our gross margin increased to 22.9% in the three months ended March 31, 2008 from 19.0% in the three months ended March 31, 2007. Our gross profit for the three months ended March 31, 2008 included inventory write-downs of $3.8 million while our gross margin for the three months ended March 31, 2007 included inventory write-downs of $2.4 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross profit for the three month periods ended March 31, 2008 and 2007 benefited from the sale of $1.3 million and $0.3 million, respectively, of previously written down products. In addition, our gross profit benefited by a $0.6 million credit for the reversal of previously accrued liabilities for which we are no longer obligated. The increase in gross profit in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 can be attributed to increased unit shipments of our SRAM and DRAM products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in three months ended March 31, 2008. This contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended March 31, 2008 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin. In addition, our gross profit for the three months ended March 31, 2008 benefited from approximately $0.2 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increased. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses decreased by 4% to $4.9 million in the three months ended March 31, 2008 compared to $5.1 million in the three months ended March 31, 2007. As a percentage of net sales, research and development expenses decreased to 8.5% in the three months ended March 31, 2008 from 8.6% in the three months ended March 31, 2007. The decrease in research and development expenses of $0.2 million can be attributed to a decrease in expenditures for the development costs of our DRAM products in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses decreased by 14% to $7.5 million in the three months ended March 31, 2008 from $8.7 million in the three months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 12.9% in the three months ended March 31, 2008 from 14.5% in the three months ended March 31, 2007. The decrease in selling, general and administrative expenses of $1.2 million was mainly attributable to a decrease of approximately $1.8 million in legal expenses and accounting fees attributable to our stock option backdating investigation which was completed in fiscal 2007. This was partially offset by an increase in payroll related expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our selling, general and administrative expenses may increase in absolute dollars in future quarters and may fluctuate as a percentage of net sales.

Interest and other income (expense), net. Interest and other income (expense), net was $1.1 million in the three months ended March 31, 2008 compared to $1.0 million in the three months ended March 31, 2007. The $1.1 million of interest and other income (expense) in the three months ended March 31, 2008 was comprised primarily of interest income of $0.7 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The $1.0 million of interest and other income (expense) in the three months ended March 31, 2007 was comprised primarily of interest income of $0.9 million. The decrease in interest income in the three months ended March 31, 2008 was primarily attributable to lower cash balances as a result of our $70.0 million stock repurchase which closed in January 2008.

Gain on sale of investments. The gain on the sale of investments was $8.5 million in the three months ended March 31, 2007. In the three months ended March 31, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.0 million and recorded a pre-tax gain of approximately $7.1 million. In addition, in the three months ended March 31, 2007, we sold approximately 54.5 million shares of SMIC for approximately $7.7 million which resulted in a pre-tax gain of approximately $1.4 million.

Provision for income taxes. The income tax provision for the three months ended March 31, 2008 consists primarily of federal and state minimum taxes of $40,000. The provision for income taxes for the three month period ended March 31, 2007 consists of state minimum taxes of $3,000.

Minority interest in net income (loss) of consolidated subsidiaries. The minority interest in net income (loss) of consolidated subsidiaries was a loss of $20,000 in the three months ended March 31, 2008 compared to income of $64,000 in the three months ended March 31, 2007. The minority interest in net income (loss) of consolidated subsidiaries for the three months ended March 31, 2008 and March 31, 2007, represents the minority shareholders’ proportionate share of the net income or loss of ICSI.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Net Sales. Net sales decreased by 1% to $121.4 million in the six months ended March 31, 2008 from $122.1 million in the six months ended March 31, 2007 principally due to a decline in sales of our ASSP products specifically our Flash controller products and a decline in DRAM revenue partially offset by an increase in SRAM revenue. An increase in unit shipments of our DRAM products in the six months ended March 31, 2008 compared to the six months ended March 31, 2007 was offset by a decline in average selling prices for such products resulting in an overall decrease in DRAM revenue. The increase in unit shipments of our SRAM products in the six months ended March 31, 2008 compared to the six months ended March 31, 2007, more than offset the decrease in average selling prices of such products resulting in an overall increase in SRAM revenue.

In the six month periods ended March 31, 2008 and 2007, no single customer accounted for over 10% of net sales.

Gross profit. Gross profit increased by $2.6 million to $26.5 million in the six months ended March 31, 2008 from $23.9 million in the six months ended March 31, 2007. Our gross margin increased to 21.8% in the six months ended March 31, 2008 from 19.6% in the six months ended March 31, 2007. Our gross profit for the six months ended March 31, 2008 included inventory write-downs of $6.3 million while our gross margin for the six months ended March 31, 2007 included inventory write-downs of $5.9 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross profit for the six month periods ended March 31, 2008 and 2007 benefited from the sale of $1.9 million and $1.8 million, respectively, of previously written down products. In addition, our gross profit in the six months ended March 31, 2008 benefited by a $0.6 million credit for the reversal of previously accrued liabilities for which we are no longer obligated. The increase in gross profit in the six months ended March 31, 2008 compared to the six months ended March 31, 2007 can be attributed to increased unit shipments of our SRAM and DRAM products which was partially offset by a reduction in shipments of ASSP products, specifically our Flash controller products. The increase in our SRAM gross margin in the six months ended March 31, 2008 can be attributed to a shift in our SRAM product mix and the overall increase in SRAM shipments. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in six months ended March 31, 2008 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin. In addition, our gross profit for the six months ended March 31, 2008 benefited from approximately $0.6 million of revenue for a DRAM development project.

Research and development. Research and development expenses decreased by 8% to $9.7 million in the six months ended March 31, 2008 from $10.5 million in the six months ended March 31, 2007. As a percentage of net sales, research and development expenses decreased to 8.0% in the six months ended March 31, 2008 from 8.6% in the six months ended March 31, 2007. The decrease in research and development expenses of $0.8 million can be attributed to a decrease in expenditures for the development costs of our DRAM products in the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Selling, general and administrative. Selling, general and administrative expenses decreased by 15% to $15.1 million in the six months ended March 31, 2008 from $17.8 million in the six months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 12.5% in the six months ended March 31, 2008 from 14.5% in the six months ended March 31, 2007. The decrease in selling, general and administrative expenses of $2.7 million was mainly attributable to a decrease of approximately $3.6 million in legal expenses and accounting fees attributable to our stock option backdating investigation which was completed in fiscal 2007 offset by $0.5 million of expenses incurred in the six months ended March 31, 2008 related to our $70 million stock repurchase and an increase in payroll related expenses.

Interest and other income (expense), net. Interest and other income (expense), net was $3.2 million in the six months ended March 31, 2008 compared to $2.6 million in the six months ended March 31, 2007. The $3.2 million of interest and other income (expense) in the six months ended March 31, 2008 was comprised primarily of interest income of $2.4 million and $0.9 million in rental income from the lease of excess space in our Taiwan facility. The $2.6 million of interest and other income (expense) in the six months ended March 31, 2007 was comprised primarily of interest income of $1.8 million and foreign currency gains of $0.2 million.

Gain on sale of investments. The gain on the sale of investments was $0.2 million in the six months ended March 31, 2008 compared to $9.2 million in the six months ended March 31, 2007. In the six months ended March 31, 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million. In the six months ended March 31, 2007, we sold shares of Ralink (a cost method equity investment) for approximately $8.0 million and recorded a pre-tax gain of approximately $7.1 million. In addition, in the six months ended March 31, 2007, we sold approximately 107.0 million shares of SMIC for approximately $14.0 million which resulted in a pre-tax gain of approximately $1.8 million and we sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

Provision for income taxes. The income tax provision for the six months ended March 31, 2008 consists primarily of federal and state minimum taxes of $0.1 million. The provision for income taxes for the six month period ended March 31, 2007 consists of foreign withholding taxes and state minimum taxes of $13,000.

Minority interest in net income (loss) of consolidated subsidiaries. The minority interest in net income (loss) of consolidated subsidiaries was a loss of $19,000 in the six months ended March 31, 2008 compared to income of $72,000 in the six months ended March 31, 2007. The minority interest in net income (loss) of consolidated subsidiaries for the six months ended March 31, 2008 and March 31, 2007, represents the minority shareholders’ proportionate share of the net income or loss of ICSI.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.1 million in the six months ended March 31, 2007. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $41.2 million. During the six months ended March 31, 2008, operating activities provided cash of approximately $1.1 million compared to $0.8 million used in the six months ended March 31, 2007. The cash provided by operations in the six months ended March 31, 2008 was primarily due to our net income of $5.0 million adjusted for non-cash items of $4.0 million, increases in accounts payable of $3.6 million, and decreases in other assets of $2.2 million. This was partially offset by increases in inventories of $11.7 million and increases in accounts receivable of $1.4 million. The cash used by operations in the six months ended March 31, 2007 was primarily due to increases in accounts receivable of $3.3 million and increases in inventories of $3.0 million. This was partially offset by our net income of $7.2 million adjusted for non-cash items of $4.7 million and increases in accounts payable of $2.4 million, increases in accrued liabilities of $0.5 million and decreases in other assets of $0.1 million.

In the six months ended March 31, 2008, we generated $52.8 million from investing activities compared to $18.1 million generated in the six months ended March 31, 2007. In the six months ended March 31, 2008, we generated $52.0 million from the net sales of available-for-sale securities. We also generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million. In the six months ended March 31, 2007, we generated approximately $14.0 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $1.8 million, generated approximately $8.0 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.1 million, and generated approximately $1.2 million from our sale shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $3.7 million in the six months ended March 31, 2007 for net purchases of available-for-sale securities.

In the six months ended March 31, 2008, we made capital expenditures of approximately $1.9 million compared to $1.5 million in the six months ended March 31, 2007. The expenditures in the six months ended March 31, 2008 were primarily for computer software and engineering tools. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $70.9 million from financing activities during the six months ended March 31, 2008 compared to $0.3 million generated in the six months ended March 31, 2007. In the six months ended March 31, 2008, we used $70.9 million for the repurchase and retirement of our common stock and $8.3 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2008 were borrowings of $7.7 million under ICSI lines of credit and proceeds from the issuance of common stock of $0.6 million from stock option exercises and sales under our employee stock purchase plan. In the six months ended March 31, 2007, we generated $25.4 million from borrowings under lines of credit in Taiwan and used $25.1 million for the repayment of short-term borrowings.

We have $13.5 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2009. As of March 31, 2008, we had no outstanding borrowings under these short-term lines of credit.

Included within our investment portfolio are $20.0 million par value of AAA rated investments in auction-rate securities, for which all of the underlying assets are student loans which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7-35 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities.

In February 2008, all the auctions of our auction-rate securities failed as a result of current negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. As the liquidity of these securities has been negatively impacted by the uncertainty in the credit markets, we have re-classified these auction-rate securities as long-term available-for-sale securities as of March 31, 2008. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, during the quarter ending March 31, 2008, we recorded a temporary impairment charge of $0.9 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.2 million at March 31, 2008.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months and six months ended March 31, 2008, we recorded exchange losses of approximately $73,000 and $43,000, respectively. While in recent periods, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates, we could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $39.1 million at March 31, 2008 excluding $2.1 million of SMIC stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value of AAA rated investments in auction-rate securities, all of which the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction-rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the six months ended March 31, 2008, we sold shares of SMIC and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at March 31, 2008 was approximately $2.1 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis, is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We have investments in equity securities of privately held companies of approximately $0.7 million at March 31, 2008. These investments are generally in companies in the semiconductor industry. These investments are included in other assets and are accounted for using the equity or cost method. For investments in which no public market exists, our policy is to review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing whether our investments in these companies are impaired below our cost basis. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2008, ISSI and the individual defendants agreed with the plaintiffs-shareholders to settle the consolidated shareholder derivative actions, In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, No. C-06-04387 RMW (N.D. Cal.), pending in the United States District Court for the Northern District of California, and Chuzhoy v. Lee et al., No. 1:06-CV-074031, pending in the Santa Clara County, California Superior Court. The settlement is subject to preliminary and final approval of the United States District Court for the Northern District of California. Under the terms of the proposed settlement, which will be detailed in a Stipulation of Settlement to be filed with the federal court, the Company and the individual defendants have implemented or will implement certain corporate governance changes. In addition, two of the individual defendants have repaid to ISSI, in cash, the difference between the original exercise price and the correct exercise price and those defendants and another defendant have re-priced certain improperly priced option grants to the correct exercise prices. The Company and its insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court. The parties will file the Stipulation of Settlement with the Federal Court as soon as practicable.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from twenty-nine of the thirty-three pending lawsuits pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

Three purported class action lawsuits were filed against us and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. As of March 20, 2008, we entered into a Tolling Agreement with the Canadian Plaintiffs. Pursuant to the Tolling Agreement, on March 25, 2008 one of the Canadian lawsuits was discontinued as to us and the other two Canadian lawsuits are to be discontinued as to us.

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

In the six months ended March 31, 2008 and in fiscal 2007, approximately 90% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $63.3 million in our December 2007 quarter to $58.0 million in our March 2008 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our DRAM products as we turned down some orders for DRAM products that had unfavorable margins. In addition, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. From time to time, we have turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in fiscal 2007 and in the first six months of fiscal 2008, we incurred inventory write-downs of $10.3 million and $6.3 million in such periods, respectively, and we would not have been profitable in fiscal 2007 except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income in such fiscal year. There is no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through January 2008, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in September 2007, we repurchased 1,181,148 shares of our common stock in a tender offer at an aggregate price of approximately $7.4 million. On December 3, 2007, we announced an additional tender offer for up to 10,000,000 shares of our common stock at a price of $7.00 per share. Under this offer, in January 2008, we repurchased 10,000,000 shares at an aggregate price of $70 million. At March 31, 2008, we had outstanding authorization from our Board to purchase up to an additional $10.0 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

•

the use of a substantial portion of our existing cash reserves, which may reduce our ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to our stockholders;

•	the risk that we would not be able to replenish our cash reserves by raising debt or equity financing in the future on terms acceptable to us, or at all;

•

the risk that these repurchases have reduced our “public float,” which is the number of our shares owned by non-affiliate stockholders and available for trading in the securities markets, and likely reduced the number of our stockholders, which may reduce the volume of trading in our shares and may result in lower stock prices and reduced liquidity in the trading of our shares; and

•	the risk that our stock price could decline and that we would be able to repurchase shares of our common stock at a lower price per share than the prices we pay in our repurchase programs.

Our long term investments are invested in auction rate securities and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to further adjust the carrying value of our investment through an impairment charge to earnings.

In February 2008, all the auctions of our auction-rate securities failed as a result of current negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, during the quarter ending March 31, 2008, we recorded a temporary impairment charge of $0.9 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values.

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first six months of fiscal 2008, in fiscal 2007 and in fiscal 2006, we recorded inventory write-downs of $6.3 million, $10.3 million, and $16.5 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

Our gross margin is affected by a variety of factors, including our mix of products sold, average selling prices for our products and cost of wafers. Even when our revenues are increasing, our gross margin may be adversely affected if such increased revenue is from products with lower margins such as DRAM for commodity markets or declining average selling prices. During periods of strong demand, wafer capacity is likely to be in short supply and we will likely have to pay higher prices for wafers, which would adversely affect our gross margin unless we are able to increase our product prices to offset such costs. To maintain our gross margins when average selling prices are declining, we must introduce new products with higher margins or reduce our cost per unit. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit.

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

In the six months ended March 31, 2008, approximately 15% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese Renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at March 31, 2008 of approximately $2.1 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis, is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. At March 31, 2008, our strategic investments in non-marketable securities totaled $0.7 million. These equity investments may not increase in value and there is the possibility that they could decrease in value over time, even to the point of becoming completely worthless. These equity securities are evaluated for impairment on a recurring basis and any reductions in the carrying value would lower our profitability. For example, we recorded approximately a $0.4 million impairment loss on one of our equity positions in fiscal 2006.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability or we may have to decrease or eliminate option grants. Beginning in February 2008, we began granting RSU’s in conjunction with stock options in lower amounts than granted historically. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees is intense. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
January 1, 2008–January 31, 2008	10,000,000	$7.00	10,000,000	$10,000,000	(1)
February 1, 2008–February 29, 2008	—	$—	—	$10,000,000	(1)
March 1, 2008–March 31, 2008	—	$—	—	$10,000,000	(1)

Total	10,000,000	$7.00	10,000,000

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. On December 3, 2007, we commenced an offer to purchase for cash up to 10 million shares of our common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired on January 3, 2008 and we accepted for payment 10 million shares of our common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of our shares outstanding as of December 31, 2007. The additional $10 million will be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Friday, March 7, 2008 at 3:30 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	19,969,384	521,531
Kong-Yeu Han	20,049,374	441,541
Paul Chien	20,048,374	442,541
Jonathan Khazam	20,048,658	442,257
Keith McDonald	20,050,537	440,378
Stephen Pletcher	20,048,358	442,557
Bruce A. Wooley	18,998,408	1,492,507
John Zimmerman	20,049,024	441,891

(b) Our stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accountants for the fiscal year ending September 30, 2008, with 20,363,302 votes in favor, 81,053 votes against and 46,560 votes abstaining.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 9, 2008	/s/ Scott D. Howarth
Scott D. Howarth
President, Chief Executive Office and
Acting Chief Financial Officer
(Principal Financial and
Accounting Officer)