Form 10-Q
period 2008-06-30
INTEGRATED SILICON SOLUTION INC
filed 2008-08-11
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23084.

Integrated Silicon Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0199971.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zanker Road, San Jose, California	95112.
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of August 1, 2008 was 26,799,489.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$58,494	$59,927	$179,888	$182,066
Cost of sales	45,183	48,192	140,080	146,392

Gross profit	13,311	11,735	39,808	35,674

Operating expenses:
Research and development	5,541	4,978	15,250	15,480
Selling, general and administrative	8,102	7,876	23,227	25,644

Total operating expenses	13,643	12,854	38,477	41,124

Operating income (loss)	(332)	(1,119)	1,331	(5,450)
Interest and other income (expense), net	763	3,820	3,942	6,372
Gain on sale of investments	1,625	2,282	1,814	11,429

Income before income taxes, minority interest and equity in net loss of affiliated companies	2,056	4,983	7,087	12,351
Provision for income taxes	41	32	141	45

Income before minority interest and equity in net loss of affiliated companies	2,015	4,951	6,946	12,306
Minority interest in net (income) loss of consolidated subsidiary	(17)	(33)	2	(105)
Equity in net loss of affiliated companies	—	—	—	(92)

Net income	$1,998	$4,918	$6,948	$12,109

Basic net income per share	$0.07	$0.13	$0.23	$0.32

Shares used in basic per share calculation	26,658	37,618	30,469	37,614

Diluted net income per share	$0.07	$0.13	$0.23	$0.32

Shares used in diluted per share calculation	26,940	37,999	30,759	37,995

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2008	September 30, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,187	$53,722
Short-term investments	10,589	80,093
Accounts receivable, net	39,718	37,030
Inventories	40,855	32,056
Other current assets	4,810	6,134

Total current assets	136,159	209,035
Property, equipment and leasehold improvements, net	23,969	23,284
Long-term investments	18,852	—
Goodwill	25,338	25,338
Purchased intangible assets, net	2,206	3,538
Other assets	1,398	1,520

Total assets	$207,922	$262,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$—	$614
Accounts payable	36,996	36,509
Accrued compensation and benefits	3,615	3,588
Accrued expenses	7,892	6,734

Total current liabilities	48,503	47,445
Other long-term liabilities	754	793

Total liabilities	49,257	48,238
Commitments and contingencies (See Note 12)
Minority interest	724	726
Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	309,309	376,998
Accumulated deficit	(155,720)	(162,668)
Accumulated other comprehensive income (loss)	4,349	(583)

Total stockholders’ equity	157,941	213,751

Total liabilities and stockholders’ equity	$207,922	$262,715

(1) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$6,948	$12,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,620	2,317
Stock-based compensation	2,525	2,886
Amortization of intangibles	1,332	1,462
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	(189)	(3,238)
Gain on sale of shares of Ralink Technology, Co. (Ralink)	(1,625)	(7,928)
Gain on sale of shares of Keystream Corporation (KSC)	—	(259)
Net foreign currency transaction gains	(78)	(211)
Other non-cash items	(19)	9
Equity in net loss of affiliated companies	—	92
Minority interest in net income (loss) of consolidated subsidiary	(2)	105
Net effect of changes in current and other assets and current liabilities	(7,532)	(2,516)

Net cash provided by operating activities	3,980	4,828

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(2,179)	(2,358)
Proceeds from sale of SMIC equity securities	2,713	22,153
Proceeds from sale of Ralink equity securities	1,809	8,938
Proceeds from sale of KSC equity securities	—	1,237
Investment in Integrated Circuit Solution, Inc. (ICSI)		(307)
Purchases of available-for-sale securities	(62,519)	(31,600)
Proceeds from sales of available-for-sale securities	112,872	18,190

Cash provided by investing activities	52,696	16,253

Cash flows from financing activities
Repurchases and retirement of common stock	(70,858)	—
Proceeds from issuance of common stock	643	498
Proceeds from borrowings under short-term lines of credit	11,638	26,051
Principal payments of short-term lines of credit	(12,252)	(27,683)
Borrowings under equipment financing	—	606

Cash used in financing activities	(70,829)	(528)

Effect of exchange rate changes on cash and cash equivalents	618	174
Net increase (decrease) in cash and cash equivalents	(13,535)	20,727
Cash and cash equivalents at beginning of period	53,722	37,318

Cash and cash equivalents at end of period	$40,187	$58,045

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.

The Company’s operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

3.	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and also issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

4.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants options under the 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At June 30, 2008, 2,242,000 shares were available for future grant under the 2007 Plan. Options generally vest over a four-year period with a 6-month cliff vest and then vest monthly over the remaining vesting period. Options granted prior to September 30, 2005 expire ten years after the date of grant and options granted after September 30, 2005 expire seven years after the date of the grant. Restricted stock units (RSU’s) generally vest annually over a three-year period based upon continued employment with the Company. The Company issues new shares of common stock upon exercise of stock options and upon the vesting of RSU’s.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2008, 1,005,000 shares were available for future issuance under the ESPP.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment” (SFAS 123R) using the modified prospective transition method.

The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$56	$28	$152	$75
Research and development	367	423	1,001	1,298
Selling, general and administrative	495	476	1,372	1,513

Total stock-based compensation	$918	$927	$2,525	$2,886
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$918	$927	$2,525	$2,886

Effect on earnings per share
Basic	$0.03	$0.02	$0.08	$0.08

Diluted	$0.03	$0.02	$0.08	$0.08

As of June 30, 2008, there was approximately $6.7 million of total unrecognized stock-based compensation expense under the Company’s stock equity compensation plans that will be recognized over a weighted-average period of approximately 2.49 years. Future stock option grants and awards will add to this total whereas quarterly amortization and the vesting of the existing stock option grants and awards will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2008 and 2007, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted-average fair value of grants	$2.43	$2.84	$2.56	$3.06
Expected term in years	4.54	4.54	4.54	4.53
Estimated volatility	44%	56%	47%	63%
Risk-free interest rate	3.26%	4.78%	3.20%	4.67%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Estimated volatility ranged from 43% to 45% in the three months ended June 30, 2008 and ranged from 54% to 57% in the three months ended June 30, 2007. Estimated volatility ranged from 43% to 49% and from 54% to 64% in the nine months ended June 30, 2008 and June 30, 2007, respectively.

The Company began issuing RSUs in the second quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of ISSI common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the nine months ended June 30, 2008 was $5.60 per share.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Option activity as of June 30, 2008 and the changes during the nine months ended June 30, 2008 were as follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	5,153	$7.22
Granted	923	$6.00
Exercised	(74)	$4.16		$160
Cancelled/forfeited	(205)	$7.09

Outstanding at June 30, 2008	5,797	$7.07	5.19	$1,434

Vested and expected to vest after June 30, 2008	5,613	$7.11	5.15	$1,431
Exercisable at June 30, 2008	3,922	$7.53	4.77	$1,382
Exercisable at September 30, 2007	3,412	$7.68	5.13	$2,123

RSU activity as of June 30, 2008 and the changes during the nine months ended June 30, 2008 were as follows (RSU amounts are presented in thousands):

	Number of RSU Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2007	—	$—
Granted	114	$5.60
Vested	—	$—	$—
Forfeited	(1)	$5.60

Outstanding at June 30, 2008	113	$5.60

During the nine months ended June 30, 2008, employees purchased a total of 67,000 shares for $0.3 million under the Company’s ESPP. No shares were purchased in the corresponding period of fiscal 2007 as the ESPP was temporarily suspended due to the ongoing stock option investigation and was not reactivated until August 2007.

5.	Concentrations

In the three and nine months ended June 30, 2008 and June 30, 2007, no single customer accounted for over 10% of net sales.

6.	Cash and Cash Equivalents, Short-term Investments and Long-term Investments

Cash and cash equivalents and short-term investments consisted of the following:

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$19,232	$—	$—	$19,232
Money market instruments	20,955	—	—	20,955
Certificates of deposit	2,442	—	—	2,442
Municipal notes and bonds	21,598	—	(1,098)	20,500
SMIC common stock—saleable within 12 months	3,426	—	(1,720)	1,706
Ralink common stock—saleable within 12 months	484	4,309	—	4,793

Total	$68,137	$4,309	$(2,818)	$69,628

Reported as:
Cash and cash equivalents				$40,187
Short-term investments				10,589
Long-term investments				18,852

Total				$69,628

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash	$17,343	$—	$—	$17,343
Money market instruments	21,740	—	—	21,740
Commercial paper	10,644	—	(5)	10,639
Certificates of deposit	5,995	—	—	5,995
Municipal notes and bonds	71,950	—	—	71,950
SMIC common stock—saleable within 12 months	5,951	197	—	6,148

Total	$133,623	$197	$(5)	$133,815

Reported as:
Cash and cash equivalents				$53,722
Short-term investments				80,093

Total				$133,815

As of June 30, 2008, the Company had cash, cash equivalents and short-term investments of $20.4 million in foreign institutions.

During the March 2008 quarter, the Company reclassified all $20.0 million par value of its AAA rated investments in auction rate securities from short-term investments to long-term investments. These auction rate securities were reclassified as long-term investments due to the failure of all these securities to settle at auction. As of June 30, 2008, the Company has recorded a temporary impairment charge of $1.1 million against other comprehensive income in its consolidated balance sheet related to these investments. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate,

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

the Company may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, it does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual.

In the nine months ended June 30, 2008, the Company sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related party through July 2007, and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. In the nine months ended June 30, 2007, the Company sold approximately 165.0 million shares of SMIC and recorded gross proceeds of approximately $22.2 million and a pre-tax gain of approximately $3.2 million. The cost basis of the Company’s shares in SMIC is approximately $3.4 million and the market value at June 30, 2008 was approximately $1.7 million. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of the Company’s SMIC shares below its cost basis is determined to be other-than-temporary, the Company may be required to recognize a loss on its investment through operating results.

On April 8, 2008, Ralink Technology, Co. (Ralink) completed an initial public offering (IPO). Ralink’s common shares are traded on the Taiwan Stock Exchange. In the three months ended June 30, 2008, the Company sold approximately 0.3 million shares of its Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million. Since Ralink’s IPO, the Company accounts for its shares in Ralink under the provisions of FASB 115 and has marked its investment to the market value as of June 30, 2008 by increasing short-term investments and by increasing accumulated other comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in Ralink is approximately $0.5 million and the market value at June 30, 2008 was approximately $4.8 million. The market value of Ralink shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. Certain of the Company’s shares in Ralink with a market value at June 30, 2008 of approximately $4.8 million are subject to lockup restrictions and therefore are not freely tradable. The lockup restrictions will lapse on shares with a market value on June 30, 2008 of $4.3 million in July 2008. The lockup restrictions will lapse on the remaining $0.5 million of shares equally in October 2008 and April 2009. Thus all of the Company’s shares in Ralink will be freely tradable in April 2009.

7.	Inventories

The following is a summary of inventories by major category:

	June 30, 2008	September 30, 2007
	(In thousands)
Purchased components	$12,066	$4,583
Work-in-process	5,567	9,673
Finished goods	23,222	17,800

	$40,855	$32,056

During the three and nine months ended June 30, 2008, the Company recorded inventory write-downs of $1.7 million and $8.0 million, respectively. During the three months and nine months ended June 30, 2007, the Company recorded inventory write-downs of $2.0 million and $7.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

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

Comprehensive income, net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,998	$4,918	$6,948	$12,109
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	26	486	3,692	484
Change in unrealized gains (losses) on investments	3,703	(1,498)	1,299	(2,447)
Change in minimum pension liability	(20)	—	(59)	—

Comprehensive income	$5,707	$3,906	$11,880	$10,146

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2008	September 30, 2007
	(In thousands)
Accumulated foreign currency translation adjustments	$1,960	$(1,732)
Accumulated net unrealized gain on Ralink	4,309	—
Accumulated net unrealized gain (loss) on SMIC	(1,720)	197
Accumulated net unrealized loss on other investments	(1,098)	(5)
Accumulated net transition obligation	967	1,026
Accumulated net actuarial losses	(69)	(69)

Total accumulated other comprehensive income (loss)	$4,349	$(583)

9.	Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), on October 1, 2007. As of the date of adoption, the Company had $3.0 million of unrecognized tax benefits of which $2.9 million is currently offset by a full valuation allowance. In the three and six months ended June 30, 2008, there was no change to the amount of the unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had approximately $25,000 of accrued interest and penalties associated with unrecognized tax benefits. Subsequent changes to accrued interest and penalties have not been significant.

The income tax provision for the three month and nine months ended June 30, 2008 consists primarily of federal and state minimum taxes of $41,000 and $141,000, respectively. The income tax provision for the three month and nine months ended June 30, 2007 consists of state minimum taxes and foreign withholding taxes of $32,000 and $45,000, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income per share:
Net income	$1,998	$4,918	$6,948	$12,109

Denominator for basic net income per share:
Weighted average common shares outstanding	26,658	37,618	30,469	37,614
Dilutive stock options and awards	282	381	290	381

Denominator for diluted net income per share	26,940	37,999	30,759	37,995

Basic net income per share	$0.07	$0.13	$0.23	$0.32

Diluted net income per share	$0.07	$0.13	$0.23	$0.32

For the three months and nine months ended June 30, 2008, 5,077,000 and 4,827,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2007, 4,976,000 and 5,173,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

11.	Common Stock Repurchase Program

During the first quarter of fiscal 2008, the Company repurchased 129,100 shares of its common stock at a cost of approximately $0.9 million. On December 3, 2007, the Company commenced an offer to purchase for cash up to 10 million shares of its common stock through a self-tender offer at a price of $7.00 per share (the “Offer”). The Offer expired on January 3, 2008 and on January 11, 2008, the Company announced the results of the Offer, stating that it accepted for payment 10 million shares of its common stock at a purchase price of $7.00 per share, resulting in aggregate payments of $70 million. These shares represented approximately 27.4% of the Company’s shares outstanding as of December 31, 2007. The Company has repurchased and retired approximately 11,310,248 shares of common stock at a cost of approximately $78.3 million since September 2007. As of June 30, 2008, $10.0 million remained available under the existing repurchase authorization.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Legal Proceedings

Shareholder Derivative Actions

On July 18, 2006 and July 26, 2006, two purported shareholder derivative actions were filed against certain current and former directors and officers of the Company in the United States District Court for the Northern District of California, entitled (1) Rick Tope v. Jimmy S.M. Lee, et al., Case No. C06-04387, and (2) Murray Donnelly v. Jimmy S.M. Lee, et al., Case No. C06-04545. The complaints purport to assert claims against the individual defendants on behalf of the Company for breach of fiduciary duty, violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder, unjust enrichment, and restitution based upon its alleged stock option grant practices from 1995 through 2002. The Company is named solely as a nominal defendant. The complaints seek damages in an unspecified amount against the individual defendants, disgorgement of stock options or proceeds, equitable relief, attorney’s fees, and other unspecified relief. The Court consolidated the two derivative actions on August 22, 2006, under the caption In re Integrated Silicon Solution, Inc. Shareholder Derivative Litigation, Master File No. C-06-04387 RMW. Plaintiffs filed a consolidated complaint on November 27, 2006, based upon the same underlying facts and circumstances alleged in the prior complaints. In addition to the claims asserted and the relief sought in the original complaints, the consolidated complaint purports to assert claims against the individual defendants for aiding and abetting and violating Sections 14(a) and 20(a) of the Exchange Act and seeks an accounting. The Company is again named solely as a nominal defendant.

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of the Company in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of the Company for insider trading in violation of California Corporations Code Sections 25402 / 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon the Company’s alleged stock option grant practices from 1995 through 2002. The Company is named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

On March 19, 2008, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. The settlement is subject to preliminary and final approval of the United States District Court for the Northern District of California. The Company and its insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

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

Other Legal Proceedings

In addition to the matters described above, in the ordinary course of its business, as is common in the semiconductor industry, the Company has been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2008, the Company had approximately $14.1 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

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

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net sales
United States	$9,335	$10,091	$28,141	$35,421
China	2,102	1,751	5,985	7,742
Hong Kong	16,507	17,159	50,278	46,938
Japan	3,179	3,604	9,822	12,021
Taiwan	8,196	11,087	30,530	33,664
Other Asia Pacific countries	8,821	6,886	23,441	19,641
Europe	10,124	9,081	30,756	25,865
Other	230	268	935	774

Total net sales	$58,494	$59,927	$179,888	$182,066

	June 30, 2008	September 30, 2007
	(In thousands)
Long-lived assets
United States	$3,305	$3,247
Hong Kong	62	72
China	942	921
Taiwan	19,660	19,044

	$23,969	$23,284

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2005, we owned approximately 83% of Integrated Circuit Solution, Inc. (“ICSI”). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. In fiscal 2007, we purchased additional shares of ICSI for approximately $0.3 million. At June 30, 2008, we owned approximately 98% of ICSI. Our financial results for fiscal 2008 and fiscal 2007 reflect accounting for ICSI on a consolidated basis.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first nine months of fiscal 2008 and in fiscal 2007. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenues, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 84%, 80%, 82% and 83% in the first nine months of fiscal 2008, the first nine months of fiscal 2007, and in fiscal 2007 and fiscal 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2008	2007	2007	2006
Asia	67%	66%	67%	73%
Europe	17	14	15	10
U.S.	16	20	18	17

Total	100%	100%	100%	100%

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments and (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Accounting for stock-based compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under SFAS 123R, stock option cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. Based upon the Securities and Exchange Commission (SEC) issuance of Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R, we use the simplified calculation of expected life. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these inputs assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and also issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 2% to $58.5 million in the three months ended June 30, 2008 from $59.9 million in the three months ended June 30, 2007. The decrease in net sales of $1.4 million can be attributed primarily to a decline in DRAM revenue. While unit shipments of our DRAM products increased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 such increases were offset by a decline in average selling prices of such products resulting in an overall decrease in DRAM revenue. In addition, revenue from our application specific standard products (ASSP) which includes our logic, EEPROM and Smart Card products decreased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of a shift in product mix. The increase in unit shipments of our SRAM products in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, more than offset the decrease in the average selling prices of such products resulting in an overall increase in SRAM revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three month periods ended June 30, 2008 and 2007, no single customer accounted for over 10% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $1.6 million to $13.3 million in the three months ended June 30, 2008 from $11.7 million in the three months ended June 30, 2007. Our gross margin increased to 22.8% in the three months ended June 30, 2008 from 19.6% in the three months ended June 30, 2007. Our gross profit for the three months ended June 30, 2008 included inventory write-downs of $1.7 million while our gross profit for the three months ended June 30, 2007 included inventory write-downs of $2.0 million. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Our gross profit for the three month periods ended June 30, 2008 and 2007 benefited from the sale of $0.7 million and $0.4 million, respectively, of previously written down products. The increase in gross profit in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 can be attributed to increased unit shipments of our SRAM and DRAM products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in three months ended June 30, 2008. This contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in three months ended June 30, 2008 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin. In addition, our gross profit for the three months ended June 30, 2008 benefited from approximately $0.1 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development. Research and development expenses increased by 11% to $5.5 million in the three months ended June 30, 2008 compared to $5.0 million in the three months ended June 30, 2007. As a percentage of net sales, research and development expenses increased to 9.5% in the three months ended June 30, 2008 from 8.3% in the three months ended June 30, 2007. The increase in research and development expenses in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of $0.5 million can be attributed primarily to an increase in development costs for new DRAM and SRAM products which includes the impact of the weaker U.S. dollar which has increased our expenses denominated in foreign currencies. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses increased by 3% to $8.1 million in the three months ended June 30, 2008 from $7.9 million in the three months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses increased to 13.9% in the three months ended June 30, 2008 from 13.1% in the three months ended June 30, 2007. The increase in selling, general and administrative expenses in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of $0.2 million was mainly attributable to an increase in selling related expenses in an effort to expand our sales channels which includes the impact of the weaker U.S. dollar which has increased our expenses denominated in foreign currencies. The increase in the three months ended June 30, 2008 was partially offset by a decrease in legal expenses and accounting fees attributable to our stock option backdating investigation which was completed in fiscal 2007. Our selling, general and administrative expenses may increase in absolute dollars in future quarters and may fluctuate as a percentage of net sales.

Interest and other income (expense), net. Interest and other income (expense), net was $0.8 million in the three months ended June 30, 2008 compared to $3.8 million in the three months ended June 30, 2007. The $0.8 million of interest and other income (expense) in the three months ended June 30, 2008 was comprised primarily of interest income of $0.3 million and $0.5 million in rental income from the lease of excess space in our Taiwan facility. The $3.8 million of interest and other income (expense) in the three months ended June 30, 2007 is comprised primarily of a $2.3 million gain in connection with the settlement of a commercial dispute, interest income of $1.1 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The decrease in interest income in the three months ended June 30, 2008 was primarily attributable to lower cash balances as a result of our $70.0 million stock repurchase which closed in January 2008.

Gain on sale of investments. The gain on the sale of investments was $1.6 million in the three months ended June 30, 2008 compared to $2.3 million in the three months ended June 30, 2007. In the three months ended June 30, 2008, we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In the three months ended June 30, 2007, we sold approximately 58.0 million shares of SMIC for approximately $8.1 million which resulted in a pre-tax gain of approximately $1.5 million. In addition, in the three months ended June 30, 2007, we sold shares of Ralink for approximately $0.9 million and recorded a pre-tax gain of approximately $0.8 million.

Provision for income taxes. The income tax provision for the three months ended June 30, 2008 consists primarily of federal and state minimum taxes of $41,000. The provision for income taxes for the three month period ended June 30, 2007 of $32,000 consists primarily of state and federal minimum taxes.

Minority interest in net (income) loss of consolidated subsidiary. The minority interest in net (income) loss of consolidated subsidiary was income of $17,000 in the three months ended June 30, 2008 compared to income of $33,000 in the three months ended June 30, 2007. The minority interest in net (income) loss of consolidated subsidiary for the three months ended June 30, 2008 and June 30, 2007 represents the minority shareholders’ proportionate share of the net income of ICSI.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Net Sales. Net sales decreased by 1% to $179.9 million in the nine months ended June 30, 2008 from $182.1 million in the nine months ended June 30, 2007 principally due to a decline in sales of our ASSP products specifically our Flash controller products and a decline in DRAM revenue partially offset by an increase in SRAM revenue. An increase in unit shipments of our DRAM products in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was offset by a decline in average selling prices for such products resulting in an overall decrease in DRAM revenue. The increase in unit shipments of our SRAM products in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, more than offset the decrease in average selling prices of such products resulting in an overall increase in SRAM revenue.

In the nine month periods ended June 30, 2008 and 2007, no single customer accounted for over 10% of net sales.

Gross profit. Gross profit increased by $4.1 million to $39.8 million in the nine months ended June 30, 2008 from $35.7 million in the nine months ended June 30, 2007. Our gross margin increased to 22.1% in the nine months ended June 30, 2008 from 19.6% in the nine months ended June 30, 2007. Our gross profit for the nine months ended June 30, 2008 included inventory write-downs of $8.0 million while our gross profit for the nine months ended June 30, 2007 included inventory write-downs of $7.9 million. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Our gross profit for the nine month periods ended June 30, 2008 and 2007 benefited from the sale of $2.6 million and $2.1 million, respectively, of previously written down products. In addition, our gross profit in the nine months ended June 30, 2008 benefited by a $0.6 million credit for the reversal of previously accrued liabilities for which we are no longer obligated. The increase in gross profit in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 can be attributed to increased unit shipments of our SRAM and DRAM products which was partially offset by a reduction in shipments of ASSP products, specifically our Flash controller products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in nine months ended June 30, 2007 which contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in nine months ended June 30, 2008 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin. In addition, our gross profit for the nine months ended June 30, 2008 benefited from approximately $0.7 million of revenue for a DRAM development project.

Research and development. Research and development expenses decreased by 1% to $15.3 million in the nine months ended June 30, 2008 from $15.5 million in the nine months ended June 30, 2007. As a percentage of net sales, research and development expenses were 8.5% in both the nine months ended June 30, 2008 and June 30, 2007. The decrease in research and development expenses of $0.2 million can be attributed to a decrease in expenditures for the development costs of our DRAM products in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 partially offset by an increase in expenditures for the development of our SRAM and ASSP products. The $0.2 million decrease includes the impact of the weaker U.S. dollar which resulted an increase in our expenses denominated in foreign currencies. Our research and development expenses could increase in absolute dollars in future periods due to increased costs associated with the development of new products.

Selling, general and administrative. Selling, general and administrative expenses decreased by 9% to $23.2 million in the nine months ended June 30, 2008 from $25.6 million in the nine months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 12.9% in the nine months ended June 30, 2008 from 14.1% in the nine months ended June 30, 2007. The decrease in selling, general and administrative expenses of $2.4 million was mainly attributable to a decrease in legal expenses and accounting fees attributable to our stock option backdating investigation which was completed in fiscal 2007 offset by expenses incurred in the nine months ended June 30, 2008 related to our $70 million stock repurchase and an increase in selling related expenses in an effort to expand our sales channels. In addition, the weaker U.S. dollar in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 has resulted an increase in our expenses denominated in foreign currencies.

Interest and other income (expense), net. Interest and other income (expense), net was $3.9 million in the nine months ended June 30, 2008 compared to $6.4 million in the nine months ended June 30, 2007. The $3.9 million of interest and other income (expense) in the nine months ended June 30, 2008 was comprised primarily of interest income of $2.7 million and

$1.3 million in rental income from the lease of excess space in our Taiwan facility. The $6.4 million of interest and other income (expense) in the nine months ended June 30, 2007 is comprised primarily of interest income of $2.9 million, a $2.3 million gain in connection with the settlement of a commercial dispute and $1.2 million in rental income from the lease of excess space in our Taiwan facility.

Gain on sale of investments. The gain on the sale of investments was $1.8 million in the nine months ended June 30, 2008 compared to $11.4 million in the nine months ended June 30, 2007. In the nine months ended June 30, 2008, we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In addition, in the nine months ended June 30, 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million. In the nine months ended June 30, 2007, we sold shares of Ralink for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in the nine months ended June 30, 2007, we sold approximately 165.0 million shares of SMIC for approximately $22.2 million which resulted in a pre-tax gain of approximately $3.2 million. We also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

Provision for income taxes. The income tax provision for the nine months ended June 30, 2008 consists primarily of federal and state minimum taxes of $141,000. The provision for income taxes for the nine month period ended June 30, 2007 of $45,000 consists primarily of federal and state minimum taxes and foreign withholding taxes.

Minority interest in net (income) loss of consolidated subsidiary. The minority interest in net (income) loss of consolidated subsidiary was a loss of $2,000 in the nine months ended June 30, 2008 compared to income of $105,000 in the nine months ended June 30, 2007. The minority interest in net income (loss) of consolidated subsidiary for the nine months ended June 30, 2008 and June 30, 2007, represents the minority shareholders’ proportionate share of the net income or loss of ICSI.

Equity in net loss of affiliated companies. Equity in net loss of affiliated companies was $0.1 million in the nine months ended June 30, 2007. This related to our equity interest in KSC which we sold in December 2006.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $50.8 million. During the nine months ended June 30, 2008, operating activities provided cash of approximately $4.0 million compared to $4.8 million provided in the nine months ended June 30, 2007. The cash provided by operations in the nine months ended June 30, 2008 was primarily due to our net income of $6.9 million adjusted for non-cash items of $4.6 million, decreases in other assets of $1.2 million and increases in accrued liabilities of $0.8 million. This was partially offset by increases in inventories of $6.4 million, increases in accounts receivable of $2.0 million, and decreases in accounts payable of $1.1 million. The cash provided by operations in the nine months ended June 30, 2007 was primarily due to our net income of $12.1 million adjusted for non-cash items of $4.8 million and decreases in inventories of $12.2 million. This was partially offset by increases in accounts receivable of $5.1 million and increases in other assets of $0.9 million and decreases in accounts payable of $6.4 million and decreases in accrued liabilities of $2.3 million.

In the nine months ended June 30, 2008, we generated $52.7 million from investing activities compared to $16.3 million generated in the nine months ended June 30, 2007. In the nine months ended June 30, 2008, we generated $50.4 million from the net sales of available-for-sale securities. We also generated approximately $1.8 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $1.6 million and generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million. In the nine months ended June 30, 2007, we generated approximately $22.2 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $3.2 million, generated approximately $8.9 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.9 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $13.4 million for net purchases of available-for-sale securities and $0.3 million for the purchase of additional shares of ICSI.

In the nine months ended June 30, 2008, we made capital expenditures of approximately $2.2 million compared to $2.4 million in the nine months ended June 30, 2007. The expenditures in the nine months ended June 30, 2008 were primarily for computer software and engineering tools. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of design and engineering tools, additional test equipment, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $70.8 million from financing activities during the nine months ended June 30, 2008 compared to $0.5 million used in the nine months ended June 30, 2007. In the nine months ended June 30, 2008, we used $70.9 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2008 were borrowings of $11.6 million under ICSI lines of credit and proceeds from the issuance of common stock of $0.7 million from stock option exercises and sales under our employee stock purchase plan. In the nine months ended June 30, 2007, we used $27.7 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2007 were borrowings of $26.1 million under ICSI lines of credit, borrowings of $0.6 million under equipment financing loans and proceeds from the issuance of common stock of $0.5 million from stock option exercises.

We have $13.6 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2009. As of June 30, 2008, we had no outstanding borrowings under these short-term lines of credit.

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

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. As the liquidity of these securities has been negatively impacted by the uncertainty in the credit markets, we have classified these auction-rate securities as long-term available-for-sale securities as of June 30, 2008. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, as of June 30, 2008, we recorded a temporary impairment charge of $1.1 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2009. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.9 million at June 30, 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation

S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our fixed rate debt, our investments in marketable equity securities and our investments in private companies.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months and nine months ended June 30, 2008, we recorded exchange gains of approximately $121,000 and $78,000, respectively. In recent periods, the weaker U.S. dollar has resulted in an increase in our operating expenses denominated in foreign currencies. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $44.3 million at June 30, 2008 excluding $1.7 million of SMIC stock and $4.8 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value of AAA rated investments in auction-rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction-rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In the nine months ended June 30, 2008, we sold shares of SMIC and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at June 30, 2008 was approximately $1.7 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis, is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink Technology, Co. (Ralink) completed an initial public offering (IPO). Ralink’s common shares are traded on the Taiwan Stock Exchange. In the three months ended June 30, 2008, we sold shares of our Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB

115 and have marked our investment to the market value as of June 30, 2008 by increasing short-term investments and by increasing accumulated other comprehensive income in the equity section of our balance sheet. The cost basis of our shares in Ralink is approximately $0.5 million and the market value at June 30, 2008 was approximately $4.8 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Certain of our shares in Ralink with a market value at June 30, 2008 of approximately $4.8 million are subject to lockup restrictions and therefore are not freely tradable. The lockup restrictions will lapse on shares with a market value on June 30, 2008 of $4.3 million in July 2008. The lockup restrictions will lapse on the remaining $0.5 million of shares equally in October 2008 and April 2009. Thus, all of our shares in Ralink will be freely tradable in April 2009.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2008, ISSI and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. The settlement is subject to preliminary and final approval of the United States District Court for the Northern District of California. The Company and its insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs.

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

Other Legal Proceedings

In addition to the matters described above, in the ordinary course of our business, as is common in the semiconductor industry, we have been involved in a limited number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 1A.	Risk Factors

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the nine months ended June 30, 2008 and in fiscal 2007, approximately 89% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. For example, we experienced a sequential decline in revenue from $63.3 million in our December 2007 quarter to $58.0 million in our March 2008 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our DRAM products as we turned down some orders for DRAM products that had unfavorable margins. In addition, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. From time to time, we have turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We incurred losses of $14.2 million in fiscal 2006, which included inventory write-downs of $16.5 million. We incurred losses of $39.8 million in fiscal 2005, which included inventory write-downs of $13.9 million, charges of $11.7 million related to our equity interest in ICSI, charges on impairment of goodwill and investments of $4.7 million and charges for in-process R&D of $2.8 million. Though we were profitable in fiscal 2007 and in the first nine months of fiscal 2008, we incurred inventory write-downs of $10.3 million and $8.0 million in such periods, respectively, and we would not have been profitable in fiscal 2007 except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income in such fiscal year. There is no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through January 2008, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in September 2007, we repurchased 1,181,148 shares of our common stock in a tender offer at an aggregate price of approximately $7.4 million. On December 3, 2007, we announced an additional tender offer for up to 10,000,000 shares of our common stock at a price of $7.00 per share. Under this offer, in January 2008, we repurchased 10,000,000 shares at an aggregate price of $70 million. At June 30, 2008, we had outstanding authorization from our Board to purchase up to an additional $10.0 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, as of June 30, 2008, we have recorded a temporary impairment charge of $1.1 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values.

Any future downturn in the markets we serve would harm our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications and automotive electronics markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. There have been many recent reports of a slow-down in the U.S. economy and many economists are predicting a recession in the U.S. later in 2008 or 2009. We are unable to predict whether any such downturn will occur, what impact it will have on our business or how long it will last. We expect our industry will remain cyclical.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In the first nine months of fiscal 2008, in fiscal 2007 and in fiscal 2006, we recorded inventory write-downs of $8.0 million, $10.3 million, and $16.5 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the nine months ended June 30, 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese Renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese Renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Several shareholder derivative lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting. We are named as nominal defendant in such matters. See “Item 1—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these derivative lawsuits has resulted in significant legal and accounting expenditures and the diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay in settlement of these actions or to satisfy a judgment or settlement in any future actions may not be covered by insurance.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at June 30, 2008 of approximately $1.7 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. In addition, we own shares in Ralink with a cost basis of approximately $0.5 million and a market value at June 30, 2008 of approximately $4.8 million. The market value of Ralink shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability and we have decreased option grants. In particular, beginning in February 2008, we began granting RSU’s in conjunction with stock options in lower amounts than granted historically. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

Integrated Silicon Solution, Inc. (Registrant)

Dated: August 11, 2008	/s/ John M. Cobb
John M. Cobb Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)