Form 10-K
period 2008-09-30
INTEGRATED SILICON SOLUTION INC
filed 2008-12-15
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2008 (the last business day of the registrant’s second quarter of fiscal 2008), was approximately $117.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 10, 2008 was 25,362,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 13 and elsewhere in this report.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business and adversely affect our results.

All forward-looking statements made by us are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications, (iv) automotive electronics and (v) industrial. Our primary products are high speed and low power SRAM and low and medium density DRAM. In fiscal 2008, approximately 88% of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. Part of our strategy is to offer a long term commitment supplying many of the lower density legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

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

Our customers include leaders in each of our five target markets, including LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Nortel, Polycom, Tellabs, UT Starcom and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Autonet, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens and Tyco in industrial applications. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

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

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including digital consumer electronics, networking, mobile communications, automotive electronics and industrial. Advances in technology have allowed for increasingly complex digital consumer systems, set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

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

Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wireless local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a wide range of data services, from internet connectivity to location detection, and are delivering information to consumers through mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device. As more data and user content is accessed and stored on the mobile devices, advanced memory is required to store and access this information in the mobile products. Additionally, as 3G mobile broadband services proliferate, memory will play a crucial role in ensuring quality of service in the mobile infrastructure market.

The complexity of automobile electronics is also increasing rapidly. The significant increase in automotive electronic complexity has resulted in an increase in microcontrollers and memory responsible for delivering control and command functionality. Automobile designers are increasing semiconductor content in automobiles to allow for improved telematics, digital audio and video entertainment systems, and powertrain functions such as engine control and fuel efficiency management systems. These systems require memory devices that meet the automotive industry’s high quality and reliability standards.

The industrial memory market matches our strategy of providing long term customer support. Memory products are used in various industrial applications such as power management, imaging, point of sale terminals, bar code scanners, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM and EEPROM products that meet the needs of the industrial market segment.

Integrated circuits that address the semiconductor memory market can be segmented into volatile memory, such as DRAM and SRAM, and non-volatile memory, such as Flash and EEPROM. Volatile memory loses its data if the electricity is turned off, while non-volatile memory retains its data when the electricity is turned off. SRAM is used for applications that require very high speed access to stored data and it typically requires four to six transistors to store each bit of data. DRAM uses only a single transistor to store each bit of data. As a result, the storage capacity of DRAM tends to be much greater than that of SRAM. SRAM is faster than DRAM, but more expensive on a cost per bit basis. The same equipment manufacturers that use high performance SRAM may also use low and medium density DRAM and such products can be sold through the same channels.

System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power or both. High speed SRAM is used in applications such as base stations, aggregators, routers, switches, modems and peripherals. Low power SRAM is used in applications such as wireless handheld devices and mobile phones.

The DRAM market can be segmented into high density devices (currently 1 Gb and above) and low and medium density devices (currently 512 Mb and below). High density DRAM is used in applications that require high capacity storage, such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 512 Mb to 1 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products. We focus on providing low and medium density DRAM products to this customer base.

Memory suppliers compete on the basis of speed, power consumption, density, reliability, and cost, all of which are a function of process technology and design expertise. Success in the memory market is determined not only by the quality of the device design, but also by the process through which the device is fabricated. Process technology improvements allow design line widths to be reduced, which in turn allow the integrated circuit design to operate at faster speeds and increased memory density. To meet the demands for high performance memories, a memory supplier must also have a wafer fabrication strategy allowing it to migrate to the newest generations of process technology on a timely basis. Process technology shifts occur frequently and are developed in high end wafer fabrication facilities that typically cost over $1.0 billion. Although most of the large multinational memory companies fabricate their own semiconductor wafers, fabless suppliers rely on third-party wafer foundries. The fabless model is much less capital intensive, but requires strong relationships with foundries to secure wafer supply and access to advanced process technology.

We believe the demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits.

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of the legacy, smaller density products that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications, automotive electronic and industrial markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are all located in Asia. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Target Specific Memory Market Segments.    The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our SRAM and DRAM products into certain specific markets that provide sufficient volume for sales, but which also may provide better stability in prices over time. Examples of the market segments that we target are industrial applications, automotive, die sales, networking, telecommunications, and some medical equipment.

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

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China and have a full complement of research and development and sales and marketing capability in these Asian subsidiaries.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Nortel, Polycom, Tellabs, UT Starcom and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Autonet, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens and Tyco in industrial applications. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and broaden our customer base.

Develop Selected Application Specific Standard Products (ASSP) for Key Markets.    We develop selected ASSP products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our SRAM and DRAM expertise. Currently, these products include primarily EEPROM and SmartCards.

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics	Industrial
LG Electronics	Alcatel-Lucent	Ericsson	Bosch	General Electric
NEC	Cisco	Garmin	Bose	Hypercom
Panasonic	Foxconn	LG Electronics	Continental	Ingenico
Samsung	Fujitsu	Motorola	Delphi	Philips
Sharp	Huawei	Nokia	Harmon Becker	Siemens
Sony	Nortel	VTech	Johnson Controls	Tyco
Toshiba	Polycom		Hyundai Autonet
	Tellabs		Kenwood
	UT Starcom		Panasonic
	ZTE		Philips (PLDS)
TRW

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

In fiscal 2008, fiscal 2007 and fiscal 2006, no single customer accounted for over 10% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 84%, 82%, and 83% in fiscal 2008, 2007, and 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2008	2007	2006
Asia	66%	67%	73%
Europe	17	15	10
U.S.	16	18	17
Other	1	—	—

Total	100%	100%	100%

Information regarding our long-lived assets is contained in Note 15 to our Consolidated Financial Statements.

Our sales are generally made pursuant to standard purchase orders, which can be revised by our customers to reflect changes in the customer’s requirements. Generally, our purchase orders and OEM agreements allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that our backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues. To meet customer requirements, we often must deliver products on relatively short notice. Accordingly, we must maintain a significant inventory of certain items to be able to meet these requirements.

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. In particular, our SRAM products are used in WLANs, cell phones, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, medical equipment, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

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

SRAM.    Our SRAM strategy is to offer a broad range of devices and to be a complete supplier of our customers’ SRAM requirements. We offer advanced, leading-edge products, such as our 72 Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment and base stations, aggregators, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance switches and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging. We are also developing certain Psuedo SRAM products as a cost effective replacement for ultra low power SRAMs.

The following table illustrates our principal SRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Speed	Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics	Industrial
Asynchronous SRAM
High Speed 5 Volt (3.3 Volt)	128K x 8	1 Mb	8 ns	✓	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	64K x 16	1 Mb	8 ns	✓	✓	✓	✓	✓
High Speed (3.3 Volt)	128K x 16	2 Mb	8 ns	✓	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	256K x 16	4 Mb	8 ns	✓	✓	✓	✓	✓
High Speed 5 Volt (3.3 Volt)	512K x 8	4 Mb	8 ns	✓	✓		✓	✓
High Speed (3.3 Volt)	512K x 16	8 Mb	8 ns	✓	✓	✓	✓	✓
High Speed (3.3 Volt)	1M x 8	8 Mb	8 ns	✓	✓		✓	✓
High Speed (3.3 Volt)	1M x 16	16 Mb	8 ns		✓		✓	✓
High Speed (3.3 Volt)	2M x 8	16 Mb	8 ns		✓		✓	✓
Low/Ultra Low Power	128K x 8	1 Mb	45 ns	✓			✓	✓
Low/Ultra Low Power	64K x 16	1 Mb	45 ns	✓		✓	✓	✓
Low/Ultra Low Power	128K x 16	2 Mb	45 ns	✓			✓	✓
Low/Ultra Low Power	256K x 8	2 Mb	45 ns	✓			✓	✓
Low/Ultra Low Power	256K x 16	4 Mb	45 ns	✓				✓
Low/Ultra Low Power	512K x 8	4 Mb	45 ns		✓	✓		✓
Low/Ultra Low Power	1M x 8	8 Mb	45 ns			✓	✓	✓
Low/Ultra Low Power	512K x 16	8 Mb	45 ns		✓			✓
Synchronous SRAM
Pipeline Burst/FlowThru	128K x 32/36	4 Mb	250 Mhz	✓	✓		✓	✓
Pipeline Burst/FlowThru	256K x 18	4 Mb	250 Mhz		✓			✓
Pipeline Burst/FlowThru/No Wait	256K x 36	9 Mb	250 Mhz		✓		✓	✓
Pipeline Burst/FlowThru/No Wait	512K x 18	9 Mb	250 Mhz		✓			✓
Pipeline Burst/FlowThru/No Wait	256K x 72	18 Mb	250 Mhz		✓			✓
Pipeline Burst/FlowThru/No Wait	512K x 36	18 Mb	250 Mhz		✓			✓
Pipeline Burst/FlowThru/No Wait	1M x 18	18 Mb	250 Mhz		✓			✓
Quad/DDR II/ Pipeline Burst/FlowThru/No Wait	2M x 18	36 Mb	250 Mhz		✓			✓
Quad/DDR II/Pipeline Burst/FlowThru/No Wait	1M x 36	36 Mb	250 Mhz		✓			✓
Quad/DDR II	4M x 18	72 Mb	300 Mhz		✓			✓
Quad/DDR II	2M x 36	72 Mb	300 Mhz		✓			✓

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb DRAM products, including a 1.8 volt low power version of our 16, 64, 128 and 256 Mb synchronous DRAM (SDRAM) products. Applications for our low and medium density DRAM products include products such as WLANs, base stations, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.

The following table describes our principal DRAM products and the markets in which they can be used:

Product Description	Configuration	Density	Digital Consumer Electronics		Networking		Mobile Communications		Automotive Electronics		Industrial
Synchronous 3.3 Volt	1M x 16	16 Mb	✓		✓		✓		✓		✓
Synchronous 3.3 Volt	4M x 16	64 Mb	✓		✓		✓		✓		✓
Synchronous 3.3 Volt	2M x 32	64 Mb	✓		✓				✓		✓
Synchronous 3.3 Volt	16M x 8	128 Mb	✓						✓		✓
Synchronous 3.3 Volt	8M x 16	128 Mb	✓		✓		✓		✓		✓
Synchronous 3.3 Volt	4M x 32	128 Mb	✓		✓				✓		✓
Synchronous 3.3 Volt	32M x 8	256 Mb	✓						✓		✓
Synchronous 3.3 Volt	16M x 16	256 Mb	✓		✓				✓		✓
Synchronous 3.3 Volt	8M x 32	256 Mb	✓		✓				✓		✓
Synchronous 3.3 Volt	32M x 16	512 Mb	✓		✓		✓		✓		✓
Synchronous 3.3 Volt	16M x 32	512 Mb	✓		✓		✓		✓		✓
Low Power Synchronous 1.8 Volt	1M x 16	16 Mb	✓				✓				✓
Low Power Synchronous 1.8 Volt	4M x 16	64 Mb	✓				✓				✓
Low Power Synchronous 1.8 Volt	2M x 32	64 Mb	✓		✓		✓				✓
Low Power Synchronous 1.8 Volt	8M x 16	128 Mb	✓				✓				✓
Low Power Synchronous 1.8 Volt	4M x 32	128 Mb	✓		✓		✓				✓
Low Power Synchronous 1.8 Volt	16M x 16	256 Mb	✓				✓				✓
Low Power Synchronous 1.8 Volt	8M x 32	256 Mb	✓		✓		✓				✓
Double Data Rate Synchronous 2.5 Volt	8M x 16	128 Mb	✓		✓				✓		✓
Double Data Rate Synchronous 2.5 Volt	4M x 32	128 Mb	✓		✓				✓		✓
Double Data Rate Synchronous 2.5 Volt	16M x 16	256 Mb		✓		✓		✓		✓		✓

ASSP and Other Products.    Our ASSP products include high performance serial EEPROM, SmartCard and selected other products. Applications for our EEPROM products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. We currently sell 1 Kb to 256 Kb Serial EEPROM products. These products are offered in two-wire, microwire and serial peripheral interface protocols. Applications for our Smartcard products include transportation passes, payment cards, health care cards and other cards that store secure data. We currently sell 1 Kb to 256 Kb SmartCard products. These products are offered in two-wire, secure serial, MCU based and contactless protocols. Sales from our ASSP products constituted approximately 12%, 14% and 9% of our total revenue in fiscal 2008, 2007, and 2006, respectively.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with Chartered Semiconductor, Nanya, Powerchip, SMIC, and TSMC.

The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan, China and the Philippines. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified to ISO 9001/2000 standards and ISO 14001, the environmental standard, and our quality system is periodically reviewed and approved by both ISO registrars and our customers. We are compliant to ISO/TS 16949:2002, the automotive standard.

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

In the low to medium density DRAM area we generally compete with Hynix, Micron, Nanya, Oki, Samsung and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.

In the EEPROM market, our primary competitors include Atmel, Microchip, ON Semiconductor and STMicroelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In industry down cycles, such as the current cycle, they may be willing to sell below fully absorbed costs at prices we cannot match. We may not be able to compete successfully against any of these competitors.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in San Jose, California, Taiwan and China. Our research and development expenditures in fiscal 2008, 2007, and 2006 were $20.8 million, $20.2 million, and $21.6 million, respectively.

New SRAM products in development include a die shrink on our 4Meg Asynchronous SRAM, a 16Mb Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 128Mb, 256Mb and 512Mb SDRAMs and DDR/DDR2 DRAMs. We are developing new products on advanced 72 and 65 nanometer process technology as well as 0.09 micron, 0.11 micron, 0.13 micron, and 0.14 micron process technology. In nonvolatile memory, we are currently designing a 256K density serial EEPROM and a 2Kb serial presence detect (SPD) EEPROM with a temperature sensor. In addition, new contact and contactless SmartCard products are in development.

Patents and Intellectual Property

As of September 30, 2008, we held 97 U.S. patents. These patents expire between 2010 and 2027. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We have three additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold eight Taiwan patents which expire between 2021 and 2024 and have three patent applications which are pending. We also have four patent applications in China which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Employees

As of September 30, 2008, we had 449 employees worldwide, including 70 employees in the U.S., 125 in China, 225 in Taiwan, 9 in Hong Kong, 2 in Europe, 4 in India, 9 in Japan, 3 in Korea, and 2 in Singapore. Our future success will largely be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel is competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of December 1, 2008 are as follows:

Name	Age	Position
Jimmy S.M. Lee	53	Executive Chairman of the Board of Directors
Scott D. Howarth	48	President and Chief Executive Officer
John M. Cobb	52	Vice President and Chief Financial Officer
Kong Yeu Han	53	Vice Chairman
Chang-Chaio (James) Han	55	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Executive Chairman since April 2008 and as Chairman, Chief Executive Officer and a director from October 1988, when he co-founded ISSI, until March 2008. He reassumed the role of President in November 2005 until December 2007. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. He has served as a director of Chrontel, a video optics company, since July 1995 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, since March 2006. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

Scott D. Howarth has served as our Chief Executive Officer since April 2008, as a director since October 2008 and as our President since December 2007. He also served as our Chief Financial Officer from February 2006 until May 2008. From September 2001 to February 2006, Mr. Howarth was the Vice President of Finance and Administration and Chief Financial Officer of Chrontel, Inc., a fabless video optics company. Prior to joining Chrontel, Mr. Howarth was acting Chief Financial Officer at Securecom Networks, a start-up that was acquired. From 1984 to 2000, he was employed with Intel Corporation in both finance and operation positions, and held several group controller positions in the company. Mr. Howarth holds an MBA degree in Finance and a B.S. degree in Mining Engineering from the University of Idaho.

John M. Cobb has served as our Vice President of Finance and Administration and Chief Financial Officer since May 2008. He served as Vice President Finance and Administration and Chief Financial Officer of Power Integrations, Inc., a power conversion semiconductor company, from 2001 through 2006. From 1990 to 2000, Mr. Cobb held various senior level financial positions at Quantum Corporation, a computer storage company, most recently as Vice President Finance and Chief Financial Officer of the company’s hard disk drive group. Mr. Cobb holds a B.S. degree in accounting from Villanova University.

Kong Yeu Han has served as our Vice Chairman since May 2005 and as a director since August 2005. He served as Chief Executive Officer of ICSI from January 1999 to May 2005. Mr. Han was a co-founder of ISSI and served as the Company’s Executive Vice President from April 1995 to December 1998, as Vice President from December 1988 to March 1995, and as General Manager, ISSI-Taiwan from September 1990 to December 1998. Mr. Han holds an M.S. degree in electrical engineering from the University of California, Santa Barbara and a B.S. degree in electrical engineering from National Taiwan University.

Chang-Chaio (James) Han has served as the Company’s Executive Vice President and as General Manager, ISSI-Taiwan and SRAM/DRAM Business Division since May 2005. He served as President of ICSI from October 2003 to April 2005, and as Vice President of Design of ICSI from July 1998 to October 2003. Mr. Han holds a PhD degree in electrical engineering from Case Western Reserve University and MS and BS degrees in electrical engineering from National Taiwan University.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships among the directors or officers of ISSI.

Item 1A. Risk Factors

Declining general economic conditions and any continued downturn in the markets we serve are expected to continue to adversely affect our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the recent tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the recent turmoil in the financial markets is having an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. Many economists and other experts are predicting a recession in the U.S. and global economies or have stated that they believe a recession has already begun. We are unable to predict how deep or how long any recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, we currently expect our revenue for the quarter ending December 31, 2008 to decline from our revenue in the quarter ended September 30, 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are taking actions in the December quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In fiscal 2008, fiscal 2007 and fiscal 2006, approximately 88%, 86% and 91%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. The significant declines in average selling prices for DRAM products during fiscal 2008, contributed to a significant decline in our DRAM revenue in fiscal 2008 compared to fiscal 2007. We experienced a sequential decline in revenue from $58.5 million in our June 2008 quarter to $55.3 million in our September 2008 quarter. This decline in revenue was primarily the result of our strategic decision to reduce our low margin commodity DRAM shipments. In addition, we experienced a sequential decline in revenue from $62.1 million in our December 2006 quarter to $60.0 million in our March 2007 quarter. This decline in revenue was primarily the result of a decrease in unit shipments of our SRAM products. From time to time, we have turned down some orders for DRAM products that had unfavorable margins as a result of the decrease in the average selling prices in the market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	economic slowness and low end-user demand;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	oversupply of memory products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	our ability to control or reduce our operating expenses;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. We incurred losses of $14.2 million in fiscal 2006. Though we were profitable in fiscal 2007, we would not have been profitable in fiscal 2007 except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income in such fiscal year. There is no assurance that we will achieve or maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through September 2008, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in September 2007, we repurchased 1,181,148 shares of our common stock in a tender offer at an aggregate price of approximately $7.4 million. On

December 3, 2007, we announced an additional tender offer for up to 10,000,000 shares of our common stock at a price of $7.00 per share. Under this offer, in January 2008, we repurchased 10,000,000 shares at an aggregate price of $70 million. At September 30, 2008, we had outstanding authorization from our Board to purchase up to an additional $9.8 million of our common stock from time to time. In this regard, in October 2008, we repurchased an additional $2.6 million of our common stock. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, as of September 30, 2008, we have recorded a temporary impairment charge of $1.5 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. In November 2008, we elected to participate in the Auction Rate Securities Rights offering issued by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. We are currently in an industry downturn and there is excess capacity in the marketplace. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of inventory. In fiscal 2008, in fiscal 2007 and in fiscal 2006, we recorded inventory write-downs of $11.3 million, $10.3 million, and $16.5 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

We rely on third-party contractors located in Asia to assemble and test our products. There are significant risks associated with our reliance on these third-party contractors, including:

•	reduced control over product quality;

•	potential price increases;

•	reduced control over delivery schedules;

•	possible capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us;

•	financial viability of our contractors; and

•	general risks related to conducting business internationally.

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

In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2006, approximately 17% of our net sales was attributable to customers located in the U.S., 10% was attributable to customers located in Europe and 73% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

The semiconductor memory market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in the memory market depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the gain or loss of significant customers;

•	the nature of our competitors;

•	our financial strength and the financial strength of our competitors; and

•	general economic conditions.

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

We are subject to pending legal proceedings related to SRAM products.

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

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Several shareholder derivative lawsuits have been filed against certain of our current directors and officers and certain former directors and officers relating to our historical stock option practices and related accounting. We are named as nominal defendant in such matters. See “Item 3—Legal Proceedings” for a more detailed description of these proceedings. We may become the subject of additional private or government actions in the future. Litigation may be time-consuming, expensive and disruptive to our normal business operations, and the outcome of litigation is difficult to predict. The defense of these derivative lawsuits has resulted in significant legal and accounting expenditures and the diversion of our management’s time and attention from the operation of our business. All or a portion of any amount we may be required to pay in settlement of these actions or to satisfy a judgment or settlement in any future actions may not be covered by insurance.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at September 30, 2008 of approximately $0.9 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. In addition, we own shares in Ralink with a cost basis of approximately $0.5 million and a market value at September 30, 2008 of approximately $2.2 million. The market value of Ralink shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value.

We may experience difficulties in complying with Sarbanes-Oxley Section 404 in future periods.

We concluded that our internal control over financial reporting was effective at September 30, 2008. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We are in the process of implementing a new worldwide MIS system and we are continuing to use our current systems until the new system is fully implemented. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement has and is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability and we have decreased the use of option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS 123R, requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; and selling, general and administrative expenses.

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

In addition, stock markets have recently experienced extreme price and trading volume volatility. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations have adversely affected the market price of our common stock and may continue to do so in the future.

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

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

•	purchases of equity or debt securities in foundries;

•	joint ventures;

•	process development relationships with foundries;

•	contracts that commit us to purchase specified quantities of wafers over extended periods;

•	increased prices for wafers;

•	option payments or other prepayments to foundries; and

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

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

Item 1B. Unresolved Staff Matters

None.

Item 2. Properties

Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. We relocated our headquarters to this facility in February 2007. Our lease on this facility expires in June 2013. Our China subsidiary occupies approximately 31,000 square feet on a month to month lease. In Taiwan we now own and occupy our building in Hsinchu which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which our building in Hsinchu is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

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

On March 19, 2008, we and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. The settlement is subject to preliminary and final approval of the United States District Court for the Northern District of California. We and our insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court.

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

Three purported class action lawsuits were filed against us and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. As of March 20, 2008, we entered into a Tolling Agreement with the Canadian Plaintiffs. Pursuant to the Tolling Agreement, all three Canadian lawsuits have been discontinued as to us.

We are committed to defending ourselves against these claims and have instructed our counsel to contest these actions vigorously. Given the preliminary stage of these proceedings and the inherent uncertainty in litigation, we are unable to predict the outcome of these suits. The final resolution of these alleged violations of federal or state antitrust laws could have a material adverse effect on our business, results of operations, or financial condition.

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

Other Legal Proceedings

In the ordinary course of our business, as is common in the semiconductor industry, we have been involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been quoted on the Nasdaq Global Market under the symbol ISSI since our initial public offering in February 1995. Prior to such date, there was no public market for our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Market. These prices are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2007
First Quarter	$6.37	$5.10
Second Quarter	$6.37	$5.43
Third Quarter	$6.49	$5.38
Fourth Quarter	$6.95	$5.24

Fiscal Year 2008
First Quarter	$7.08	$5.55
Second Quarter	$6.94	$5.46
Third Quarter	$6.34	$5.42
Fourth Quarter	$5.57	$2.31

Holders of Record

As of December 3, 2008 there were approximately 158 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of shares That May Yet Be Purchased Under the Plans
July 1, 2008–July 31, 2008	—	$—	—	$10,000,000	(1)
August 1, 2008–August 31, 2008	—	$—	—	$10,000,000	(1)
September 1, 2008–September 30, 2008	74,182	$3.03	74,182	$9,775,451	(1)

Total	74,182	$3.03	74,182

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million will be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18.

Stock Performance Graph

The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2003 through September 30, 2008. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.

Comparison of Five-Year Cumulative Return

September 30, 2003 to September 30, 2008

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2008 and the consolidated balance sheet data set forth below at September 30, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set for below for the fiscal years ended September 30, 2005 and September 30, 2004 and the consolidated balance sheet data set forth below at September 30, 2006 and September 30, 2005 have been derived from our audited financial statements not included in this report. The data for the consolidated balance sheet as of September 30, 2004 is derived from the books and records of the Company. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005 (2)	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$235,229	$245,395	$217,492	$181,438	$181,012
Cost of sales	182,033	196,959	188,386	165,718	154,344

Gross profit	53,196	48,436	29,106	15,720	26,668

Operating expenses
Research and development	20,848	20,174	21,617	20,365	22,442
Selling, general and administrative	31,429	32,660	28,328	24,171	17,752
Acquired in-process technology	—	—	499	2,764	—
Impairment of goodwill	25,338	—	—	4,400	—

Total operating expenses	77,615	52,834	50,444	51,700	40,194

Operating loss	(24,419)	(4,398)	(21,338)	(35,980)	(13,526)
Other income (expense), net	6,916	20,025	7,057	7,054	12,112
Provision (benefit) for income taxes	197	4	(33)	(268)	436
Equity in net income (loss) of affiliates/minority interest	(63)	(262)	6	(11,147)	2,405

Net income (loss)	$(17,763)	$15,361	$(14,242)	$(39,805)	$555

Basic net income (loss) per share (1)	$(0.60)	$0.41	$(0.38)	$(1.09)	$0.02

Diluted net income (loss) per share (1)	$(0.60)	$0.40	$(0.38)	$(1.09)	$0.02

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$50,015	$133,815	$113,333	$124,212	$138,965
Total assets	175,951	262,715	260,278	284,116	300,864
Total long-term obligations and current portion of long-term obligations	—	—	—	—	—
Stockholders’ equity	127,390	213,751	203,192	222,886	262,949

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	See Company Background section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of fiscal 2005 results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Background

At September 30, 2005, we owned approximately 83% of Integrated Circuit Solution, Inc. (“ICSI”). ICSI is a fabless semiconductor company whose principal products are DRAM and controller chips. In fiscal 2006, we purchased additional shares of ICSI for approximately $13.9 million increasing our ownership percentage to approximately 98% at September 30, 2006. In fiscal 2007, we purchased additional shares of ICSI for approximately $0.3 million. At September 30, 2008, we owned approximately 98% of ICSI. Our financial results for fiscal 2008, fiscal 2007 and fiscal 2006 reflect accounting for ICSI on a consolidated basis.

In December 2006, we sold our remaining investment in Key Stream Corp. (KSC), a semiconductor company. Our financial results for fiscal 2007, until we sold our investment, and for 2006 reflect accounting for KSC on the equity basis.

In February 2006, we sold approximately 77% of our shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing our ownership percentage to approximately 16%. Thereafter, we accounted for Signia on the cost method. Our financial results for fiscal 2006 reflect accounting for Signia on a consolidated basis through February 28, 2006. In October 2007, Signia was acquired by and merged into Terax Communication Technologies Inc (“Terax”). At September 30, 2008, we owned approximately 1% of Terax.

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications, (iv) automotive electronics and (v) industrial. Our primary products are high speed and low power SRAM and low and medium density DRAM. In fiscal 2008, approximately 88% of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In order to control our operating expenses, in recent years we limited our headcount increases in the U.S. and transferred various functions to Taiwan and China. Our acquisition of ICSI was a key part of this strategy. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2006, in fiscal 2007 and in fiscal 2008. We expect average selling prices for our products to decline in the future, principally due to increased market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 84%, 82% and 83% in fiscal 2008, 2007 and 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2008	2007	2006
Asia	66%	67%	73%
Europe	17	15	10
U.S.	16	18	17
Other	1	—	—

Total	100%	100%	100%

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

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve, it difficult for us to assess the impact of seasonal factors on our business.

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

Due to the recent tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the recent turmoil in the financial markets has had and is expected to continue to have an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. Many economists and other experts are predicting a recession in the U.S. and global economies or have stated that they believe a recession has already begun. We are unable to predict how deep or how long any recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, we currently expect our revenue for the quarter ending December 31, 2008 to decline from our revenue in the quarter ended September 30, 2008. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We are experiencing and expect to continue to experience these adverse business conditions. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are taking actions in the December quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 4% to $235.2 million in fiscal 2008 from $245.4 million in fiscal 2007. The decrease in net sales of $10.2 million can be attributed primarily to declines in DRAM revenue and sales of our application specific standard products (ASSP), specifically our Flash controller products, partially offset by an increase in SRAM revenue. The decline in our DRAM revenue can be attributed primarily to a decline in both unit shipments and average selling prices of our 128 Mb DRAM products in fiscal 2008 compared to fiscal 2007. The decline in our ASSP revenue is primarily due to a decrease in shipments of our Flash controller products in fiscal 2008 compared to fiscal 2007 partially offset by an increase in shipments of our EEPROM and Smartcard products over such periods. An increase in unit shipments of our SRAM products in fiscal 2008 compared to fiscal 2007 more than offset a decline in average selling prices for such products resulting in an overall increase in SRAM revenue. We anticipate that our revenue will decline in the December 2008 quarter compared to the September 2008 quarter as a result of the deterioration in the global economic environment. In addition, we anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2008 and fiscal 2007, no single customer accounted for over 10% of our net sales.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $4.8 million to $53.2 million in fiscal 2008 from $48.4 million in fiscal 2007. Our gross margin increased to 22.6% in fiscal 2008 from 19.7% in fiscal 2007 primarily as a result of a shift in our product mix to higher margin SRAM products from low margin commodity DRAM products. The increase in gross profit in fiscal 2008 compared to fiscal 2007 can be attributed to increased unit shipments of our SRAM and DRAM products which was partially offset by a reduction in shipments of ASSP products, specifically our Flash controller products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in fiscal 2008 which contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in fiscal 2008 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin. In addition, our gross profit for fiscal 2008 benefited from approximately $0.8 million of revenue for a DRAM development project. Our gross profit for fiscal 2008 included inventory write-downs of $11.3 million compared to $10.3 million of inventory write-downs in fiscal 2007. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Our gross profit for fiscal 2008 and fiscal 2007 benefited from the sale of $3.1 million and $3.2 million, respectively, of previously written down products. In addition, our gross profit in fiscal 2008 benefited by a $1.0 million credit for the reversal of previously accrued liabilities for which we are no longer obligated. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increases. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses increased by 3% to $20.8 million in fiscal 2008 from $20.2 million in fiscal 2007. As a percentage of net sales, research and development expenses increased to 8.9% in fiscal 2008 from 8.2% in fiscal 2007. The increase in research and development expenses of $0.6 million can be attributed to an increase in expenditures for the development of our SRAM and ASSP products in fiscal 2008 compared to fiscal 2007 partially offset by a decrease in expenditures for the development costs of our DRAM products. The $0.6 million increase includes the impact of the weaker U.S. dollar which resulted an increase in our expenses denominated in foreign currencies. The cost of developing new products utilizing newer technologies could result in an increase in our research and development expenses in future periods. We expect the dollar amount of our research and development expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, general and administrative.    Selling, general and administrative expenses decreased by 4% to $31.4 million in fiscal 2008 from $32.7 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% in fiscal 2008 from 13.3% in fiscal 2007. The decrease in selling, general and administrative expenses of $1.3 million was primarily attributable to a decrease in legal expenses and accounting fees attributable to our stock option backdating investigation which was completed in fiscal 2007 offset by expenses incurred in fiscal 2008 related to our $70 million stock repurchase and an increase in selling related expenses in an effort to expand our sales channels. In addition, the weaker U.S. dollar in fiscal 2008 compared to fiscal 2007 has resulted in an increase in our expenses denominated in foreign currencies. We expect the dollar amount of our selling, general and administrative expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Impairment of goodwill.    In September 2008, we performed an assessment of impairment for our goodwill. In the fourth quarter of fiscal 2008, we experienced a significant decline in our stock price. As a result of the decline in our stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. Based on the results of our assessment of goodwill for impairment, we determined that the fair value of our equity was less than the book value of our equity and an impairment existed. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, we wrote off all $25.3 million of our goodwill.

Interest and other income, net.    Interest and other income, net was $5.2 million in fiscal 2008 compared to $8.2 million in fiscal 2007. The $5.2 million of interest and other income in fiscal 2008 was comprised primarily of interest income of $3.0 million, $1.7 million in rental income from the lease of excess space in our Taiwan facility and $0.5 million in exchange gains. The $8.2 million of interest and other income, net in fiscal 2007 is comprised primarily of interest income of $4.5 million, a $2.3 million gain in connection with the settlement of a commercial dispute, $1.7 million in rental income from the lease of excess space in our Taiwan facility partially offset by $0.5 million expense estimated for the settlement of derivative lawsuits.

Gain on sale of investments.    The gain on the sale of investments was $1.8 million in fiscal 2008 compared to $12.0 million in fiscal 2007. In fiscal 2008, we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In addition, in fiscal 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million. In fiscal 2007, we sold approximately 1.5 million shares of Ralink for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in fiscal 2007, we sold approximately 212.8 million shares of SMIC for approximately $24.4 million which resulted in a pre-tax gain of approximately $3.8 million. In fiscal 2007, we also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

Provision for income taxes.    For fiscal 2008, we recorded an income tax provision of $197,000 consisting of federal and state minimum taxes and foreign withholding taxes. For fiscal 2007, we recorded an income tax provision of $4,000 consisting of federal and state minimum taxes and foreign withholding taxes net of the reversal of previously provided taxes.

We have recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on October 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As of the date of adoption of FIN 48, we had $3.0 million of unrecognized tax benefits which included $2.9 million of unrecognized tax benefits that were previously included in the deferred tax asset account which carried a full valuation allowance. The unrecognized tax benefit as of the date of adoption had no effect on the beginning balance of accumulated deficit or the net balance sheet. We historically classified unrecognized tax benefits in current taxes payable and as a result of the adoption had reclassified $140,000 from current to long term liabilities.

Minority interest in net income of consolidated subsidiary.    The minority interest in net income of consolidated subsidiary was $0.1 million in fiscal 2008 compared to $0.2 million in fiscal 2007. The minority interest in net income of consolidated subsidiary for fiscal 2008 and fiscal 2007 represents the minority shareholders’ proportionate share of the net income of ICSI.

Equity in net loss of affiliated companies.    Equity in net loss of affiliated companies was $0.1 million in fiscal 2007. This related to our equity interest in KSC which we sold in December 2006.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Net Sales.    Net sales increased by 13% to $245.4 million in fiscal 2007 from $217.5 million in fiscal 2006. The increase in net sales of $27.9 million can be attributed primarily to higher sales of our ASSP products and our SRAM products. An increase in unit shipments of our SRAM products in fiscal 2007 compared to fiscal 2006 more than offset a decline in average selling prices for such products resulting in an overall increase in SRAM revenue. Sales of ASSP products also increased in fiscal 2007 compared to fiscal 2006, but such products accounted for only about 13% of our total sales in fiscal 2007. In addition, an increase in unit shipments of our DRAM products, specifically our 128 Mb and 256 Mb DRAM products, in fiscal 2007 compared to fiscal 2006 more than offset a decrease in average selling prices resulting in an overall increase in DRAM revenue.

In fiscal 2007 and fiscal 2006, no single customer accounted for over 10% of our net sales.

Gross profit.    Gross profit increased by $19.3 million to $48.4 million in fiscal 2007 from $29.1 million in fiscal 2006. Our gross margin increased to 19.7% in fiscal 2007 from 13.4% in fiscal 2006. Our gross profit for fiscal 2007 included inventory write-downs of $10.3 million compared to $16.5 million of inventory write-downs in fiscal 2006. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross profit for fiscal 2007 and fiscal 2006, benefited from the sale of $3.2 million and $3.0 million, respectively, of previously written down products. The increase in gross profit in fiscal 2007 compared to fiscal 2006 can be attributed to increased unit shipments of our SRAM and ASSP products which more than offset declines in average selling prices for such products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in fiscal 2007 which contributed to an increase in our SRAM gross margin. Our DRAM gross margin increased in fiscal 2007 compared to fiscal 2006 as a result of a shift in product mix to higher density higher margin products.

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

Selling, general and administrative.    Selling, general and administrative expenses increased by 15% to $32.7 million in fiscal 2007 from $28.3 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 13.3% in fiscal 2007 from 13.0% in fiscal 2006. The increase in selling, general and administrative expenses was mainly attributable to approximately $4.7 million in legal expenses and accounting fees in fiscal 2007 attributable to our stock option backdating investigation and shareholder derivative lawsuits compared to approximately $1.1 million of such expenses in fiscal 2006. In addition, there was an increase in selling commissions associated with higher revenues in fiscal 2007 compared fiscal 2006.

Acquired in-process technology charge.    In fiscal 2006, we incurred a $0.5 million acquired in-process technology charge (IPR&D) in connection with our purchase of additional shares of ICSI. The $0.5 million allocated to IPR&D was expensed in fiscal 2006 as it was deemed to have no future alternative use.

Interest and other income (expense), net.    Interest and other income (expense), net was $8.2 million in fiscal 2007 compared to $4.9 million in fiscal 2006. The $8.2 million of interest and other income (expense), net in fiscal 2007 is comprised primarily of interest income of $4.5 million, a $2.3 million gain in connection with the settlement of a commercial dispute, $1.7 million in rental income from the lease of excess space in our Taiwan facility partially offset by $0.5 million expense estimated for the settlement of derivative lawsuits. The $4.9 million of interest and other income (expense), net in fiscal 2006 is comprised primarily of interest income of $2.7 million, $0.9 million in foreign currency exchange gains, $0.9 million in rental income from the lease of excess space in our Taiwan facility, and $0.5 million from the sale of assets from our Bluetooth business offset by an impairment charge of approximately $(0.4) million related to our investment in Signia.

Gain on sale of investments.    The gain on the sale of investments was $12.0 million in fiscal 2007 compared to $2.5 million in fiscal 2006. In fiscal 2007, we sold approximately 1.5 million shares of Ralink (a cost method equity investment) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in fiscal 2007, we sold approximately 212.8 million shares of SMIC for approximately $24.4 million which resulted in a pre-tax gain of approximately $3.8 million. We also sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million. In fiscal 2006, we sold our shares in E-CMOS for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, we sold approximately 77% of our shares in Signia for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. In addition, in September 2006, we sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000.

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

We have recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

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

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $50.0 million. During fiscal 2008, operating activities provided cash of approximately $10.5 million compared to $22.4 million provided in fiscal 2007. The cash provided by operations in fiscal 2008 was primarily due to our net loss of $17.8 million adjusted for non-cash items of $31.8 million, primarily the impairment of our goodwill of $25.3 million, decreases in accounts receivable of $2.3 million and other assets of $1.0 million and increases in accrued liabilities of $1.3 million. This was partially offset by increases in inventories of $6.5 million, and decreases in accounts payable of $1.7 million. The cash provided by operations in fiscal 2007 was primarily due to decreases in inventories of $21.2 million.

In fiscal 2008, we generated $48.3 million from investing activities compared to $0.8 million generated in fiscal 2007. In fiscal 2008, we generated $48.4 million from the net sales of available-for-sale securities. We also generated approximately $1.8 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $1.6 million and generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million. In fiscal 2007, we generated approximately $28.2 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $3.8 million, generated approximately $8.9 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $7.9 million and generated approximately $1.2 million from our sale of shares of KCS, resulting in a pre-tax gain of approximately $0.3 million. We used $32.9 million for net purchases of available-for-sale securities and $0.3 million for the purchase of additional shares of ICSI.

In fiscal 2008, we made capital expenditures of approximately $4.6 million for computer software and hardware and engineering tools compared to $4.4 million in fiscal 2007. We expect to spend approximately $2.0 million to $4.5 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $70.5 million for financing activities during fiscal 2008 compared to $7.0 million used in fiscal 2007. In fiscal 2008, we used $71.1 million for the repurchase and retirement of our common stock and $12.6 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2008 were borrowings of $12.0 million under lines of credit and proceeds from the issuance of common stock of $1.2 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2007, we used $28.9 million for the repayment of short-term borrowings and $7.4 million for the repurchase and retirement of our common stock. Our sources of financing for fiscal 2007 were borrowings of $27.2 million under lines of credit, borrowings of $0.6 million under equipment financing loans and proceeds from the issuance of common stock of $1.5 million from stock option exercises.

We have $12.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through September 2009. As of September 30, 2008, we had no outstanding borrowings under these short-term lines of credit.

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

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. As the liquidity of these securities has been negatively impacted by the uncertainty in the credit markets, we have classified these auction-rate securities as long-term available-for-sale securities as of September 30, 2008. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Therefore, as of September 30, 2008, we recorded a temporary impairment charge of $1.5 million against other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. In November 2008, we elected to participate in the Auction Rate Securities Rights offering issued by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.9 million at September 30, 2008.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2008 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$3,866	$742	$1,365	$1,219	$540
Purchase obligations with wafer foundries	19,924	19,924	—	—	—
Non-cancelable purchase commitments	—	—	—	—	—

Total contractual cash obligations	$23,790	$20,666	$1,365	$1,219	$540

On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million of the authorization to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. We repurchased and retired an additional $0.2 million of shares of our common stock in September 2008. At September 30, 2008, we had outstanding authorization from our Board to purchase up to an additional $9.8 million of our common stock from time to time. In this regard, through October 2008 we repurchased an additional $2.6 million of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Valuation of allowance for sales returns and allowances.    Net sales consist principally of total product sales less estimated sales returns and allowances. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns and allowances. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net sales. Because the allowance for sales returns and allowances is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net sales could be adversely affected.

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

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances where indicators of impairment may exist. For instance, in response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of tangible and intangible assets, including goodwill. In this regard, in fiscal 2008, we recorded charges for impairment of goodwill in the amount of $25.3 million.

Accounting for stock-based compensation.    Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated results for prior periods. Under SFAS 123R, stock option cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We utilized the simplified calculation of expected life under the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 107 through December 2007. For option grants subsequent to December 2007, the expected term is based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these inputs assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB also issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009. We do not expect that the adoption of SFAS No. 157 for financial assets and financial liabilities will have a significant impact on our financial statements. We are evaluating the impact that the adoption in fiscal 2010 of SFAS No. 157 for non-financial assets and non-financial liabilities will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The impact of the adoption of SFAS No. 159 on our financial statements will depend on the extent to which we elect to measure eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2010. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated financial statements. SFAS No. 160 is effective for our fiscal year beginning October 1, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2008, fiscal 2007 and fiscal 2006, we recorded exchange gains of approximately $0.5 million, $0.1 million and $0.9 million, respectively. In recent periods, the weaker U.S. dollar has resulted in an increase in our operating expenses denominated in foreign currencies. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $47.8 million at September 30, 2008 excluding $2.2 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.5 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value of AAA rated investments in auction-rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction-rate securities. See the “Liquidity and Capital Resources” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. In fiscal 2008, we sold shares of SMIC and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. Since SMIC’s IPO, we account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at September 30, 2008 was approximately $0.9 million. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 5, 2008 was approximately $0.7 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO). Ralink’s common shares are traded on the Taiwan Stock Exchange. In fiscal 2008, we sold shares of our Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB 115 and have marked our investment to the market value as of September 30, 2008 by increasing short-term investments and by increasing accumulated other comprehensive income in the equity section of our balance sheet. The cost basis of our shares in Ralink is approximately $0.5 million and the market value at September 30, 2008 was approximately $2.2 million. The cost basis of our shares in Ralink is approximately $0.5 million and the market value at December 5, 2008 was approximately $1.2 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Certain of our shares in Ralink with a market value at September 30, 2008 of approximately $0.2 million are subject to lockup restrictions and therefore are not freely tradable. The lockup restrictions will lapse as to 50% of the shares in each of October 2008 and April 2009. Thus, all of our shares in Ralink will be freely tradable in April 2009.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2008 and September 30, 2007 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, effective October 1, 2007 Integrated Silicon Solution, Inc. and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. As discussed in Note 13 to the consolidated financial statements, effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Silicon Solution, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders,

Integrated Silicon Solution, Inc.

We have audited Integrated Silicon Solution, Inc.’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Integrated Silicon Solution, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Integrated Silicon Solution Inc. as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008, and our report dated December 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Integrated Silicon Solution, Inc. for the year ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Integrated Silicon Solution, Inc. for the year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

San Jose, California

May 24, 2007

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Net sales	$235,229	$245,395	$217,492
Cost of sales	182,033	196,959	188,386

Gross profit	53,196	48,436	29,106

Operating expenses
Research and development	20,848	20,174	21,617
Selling, general and administrative	31,429	32,660	28,328
Acquired in-process technology charge	—	—	499
Impairment of goodwill	25,338	—	—

Total operating expenses	77,615	52,834	50,444

Operating loss	(24,419)	(4,398)	(21,338)
Interest and other income, net	5,198	8,188	4,855
Interest expense	(96)	(195)	(278)
Gain on sales of investments, net	1,814	12,032	2,480

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	(17,503)	15,627	(14,281)
Provision (benefit) for income taxes	197	4	(33)

Income (loss) before minority interest and equity in net loss of affiliated companies	(17,700)	15,623	(14,248)
Minority interest in net (income) loss of consolidated subsidiaries	(63)	(170)	693
Equity in net loss of affiliated companies	—	(92)	(687)

Net income (loss)	$(17,763)	$15,361	$(14,242)

Basic net income (loss) per share	$(0.60)	$0.41	$(0.38)

Shares used in basic per share calculation	29,541	37,631	37,419

Diluted net income (loss) per share	$(0.60)	$0.40	$(0.38)

Shares used in diluted per share calculation	29,541	37,975	37,419

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2008	2007
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$42,175	$53,722
Short-term investments	7,840	80,093
Accounts receivable, net of allowance for doubtful accounts of $1,519 in 2008 and $1,465 in 2007	34,741	37,030
Inventories	39,222	32,056
Other current assets	4,717	6,134

Total current assets	128,695	209,035
Property, equipment and leasehold improvements, net	24,555	23,284
Long-term investments	19,304	—
Goodwill	—	25,338
Purchased intangible assets, net	2,000	3,538
Other assets	1,397	1,520

Total assets	$175,951	$262,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and notes	$—	$614
Accounts payable	35,171	36,509
Accrued compensation and benefits	3,729	3,588
Accrued expenses	8,157	6,734

Total current liabilities	47,057	47,445
Other long-term liabilities	715	793

Total liabilities	47,772	48,238
Commitments and contingencies (See Note 16)
Minority interest	789	726
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2008 and 2007. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2008 and 2007. Issued and outstanding shares—26,727 in 2008 and 36,655 in 2007	3	4
Additional paid-in capital	310,712	376,998
Accumulated deficit	(180,431)	(162,668)
Accumulated other comprehensive loss	(2,894)	(583)

Total stockholders’ equity	127,390	213,751

Total liabilities and stockholders’ equity	$175,951	$262,715

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2005	37,200	$4	$376,477	$(163,787)	$14,109	$(3,917)	$222,886
Components of comprehensive loss:
Net loss	—	—	—	(14,242)	—	—	(14,242)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(528)	—	(528)
Change in unrealized gain on investments, net of tax	—	—	—	—	(11,402)	—	(11,402)

Total comprehensive loss							(26,172)

Adjustment to stockholders’ equity due to disproportional acquisition of investee companies’ new shares	—	—	3	—	—	—	3
Stock options exercised	198	—	769	—	—	—	769
Shares issued under stock purchase plan	214	—	1,067	—	—	—	1,067
Reversal of deferred stock-based compensation	—	—	(3,917)	—	—	3,917	—
Stock-based compensation	—	—	4,639	—	—	—	4,639

Balance at September 30, 2006	37,612	4	379,038	(178,029)	2,179	—	203,192
Components of comprehensive income:
Net income	—	—	—	15,361	—	—	15,361
Change in cumulative translation adjustment, net of tax	—	—	—	—	742	—	742
Change in unrealized gain on investments, net of tax	—	—	—	—	(4,461)	—	(4,461)

Total comprehensive income							11,642

Adjustment for initially applying SFAS No. 158, net of tax	—	—	—	—	957	—	957
Stock options exercised	224	—	1,461	—	—	—	1,461
Stock-based compensation	—	—	3,940	—	—	—	3,940
Shares repurchased and retired	(1,181)	—	(7,441)	—	—	—	(7,441)

Balance at September 30, 2007	36,655	4	376,998	(162,668)	(583)	—	213,751
Components of comprehensive loss:
Net loss	—	—	—	(17,763)	—	—	(17,763)
Change in cumulative translation adjustment, net of tax	—	—	—	—	296	—	296
Change in unrealized gain on investments, net of tax	—	—	—	—	(2,472)	—	(2,472)
Change in retirement plan obligations, net of tax	—	—	—	—	(135)	—	(135)

Total comprehensive loss							(20,074)

Stock options exercised	105	—	415	—	—	—	415
Shares issued under stock purchase plan	170	—	734	—	—	—	734
Stock-based compensation	—	—	3,646	—	—	—	3,646
Shares repurchased and retired	(10,203)	(1)	(71,081)	—	—	—	(71,082)

Balance at September 30, 2008	26,727	$3	$310,712	$(180,431)	$(2,894)	$—	$127,390

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(17,763)	$15,361	$(14,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,646	3,940	4,639
Depreciation and amortization	3,487	3,042	3,523
Amortization of intangibles	1,538	2,027	1,755
Acquired in-process technology charge	—	—	499
Net gain on sale of investments	(1,814)	(12,032)	(2,480)
Impairment of investments	—	—	426
Impairment of goodwill	25,338	—	—
Loss (gain) on sale of property, equipment and leasehold improvements	—	18	(575)
Provision for bad debts	59	(184)	(338)
Net foreign currency transaction gains	(509)	(53)	(881)
Equity in net loss of affiliated companies	—	92	687
Minority interest in net income (loss) of consolidated subsidiaries	63	170	(693)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	2,326	(4,762)	(3,246)
Inventories	(6,454)	21,181	7,118
Other assets	995	284	(351)
Accounts payable and accounts payable to related parties	(1,667)	(3,989)	4,272
Accrued expenses and other liabilities	1,271	(2,655)	2,458

Net cash provided by operating activities	10,516	22,440	2,571
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(4,597)	(4,402)	(1,702)
Proceeds from sale of assets	—	—	1,288
Purchases of available-for-sale securities	(68,559)	(102,900)	(58,900)
Sales of available-for-sale securities	116,928	69,971	77,363
Cash impact of deconsolidation of Signia Technologies, Inc. (Signia)	—	—	(149)
Investment in Integrated Circuit Solution, Inc. (ICSI), net of cash and cash equivalents	—	(307)	(13,860)
Proceeds from sale of Ralink equity securities	1,809	8,938	—
Proceeds from sale of Keystream Corporation (KSC) equity securities	—	1,237	—
Proceeds from sale of Signia equity securities	—	—	4,620
Proceeds from sale of Semiconductor Manufacturing International Corp. (SMIC) equity securities	2,713	28,234	—
Proceeds from sale of E-CMOS equity securities	—	—	1,454
Proceeds from the sale of other equity securities	—	—	126

Net cash provided by investing activities	48,294	771	10,240
Cash flows from financing activities:
Repurchases and retirements of common stock	(71,082)	(7,441)	—
Proceeds from issuance of stock through compensation plans	1,149	1,461	1,836
Proceeds from borrowings under equipment financing loans	—	606	—
Proceeds from borrowings under short-term lines of credit	11,955	27,259	60,866
Principal payments of notes payable, equipment financing and long-term obligations	(12,569)	(28,893)	(65,866)
Decrease in restricted cash	—	—	150

Net cash used in financing activities	(70,547)	(7,008)	(3,014)
Effect of exchange rate changes on cash and cash equivalents	190	201	37

Net increase (decrease) in cash and cash equivalents	(11,547)	16,404	9,834
Cash and cash equivalents at beginning of year	53,722	37,318	27,484

Cash and cash equivalents at end of year	$42,175	$53,722	$37,318

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$257	$13	$187

Cash paid for interest expense	$27	$157	$195

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications, (iv) automotive electronics and (v) industrial. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM. The Company also designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on its key markets.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

The Company’s financial results for fiscal 2008, fiscal 2007 and fiscal 2006 reflect accounting for Integrated Circuit Solution, Inc. (ICSI) on a consolidated basis. At September 30, 2008, the Company owned approximately 98% of ICSI.

In February 2006, the Company sold approximately 77% of its shares in Signia Technologies Inc. (Signia), a developer of wireless semiconductors, thereby reducing its ownership percentage to approximately 16%. Thereafter, the Company accounted for its investment in Signia on the cost method. The Company’s financial results for fiscal 2006 reflect accounting for Signia on a consolidated basis through February 28, 2006. In October 2007, Signia was acquired and merged into Terax Communication Technologies Inc (Terax). At September 30, 2008, the Company owned approximately 1% of Terax.

In December 2006, the Company sold its remaining investment in Key Stream Corp. (KSC), a semiconductor company. KSC was an equity investment of ICSI. The Company’s financial results for fiscal 2007, until the sale of its KSC investment and for fiscal 2006 reflect accounting for KSC using the equity method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Investments

Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” all affected debt and equity securities must be classified as held-to-maturity, trading, or available-for-sale and equity securities must be classified as trading or available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

At September 30, 2008 and 2007, all marketable debt and equity securities were designated as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains or losses, net of tax, reported in a separate component of stockholders’ equity. The amortized cost for available-for-sale debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The Company also has investments that are accounted for under the cost method of accounting. These investments are generally in privately held companies and are included in other assets in the Consolidated Balance Sheets. Except for the gains recognized on the sales of equity securities of KSC, Ralink, SMIC, E-CMOS, and Signia (see Note 2 and Note 4), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2008, 2007 and 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and takes into consideration reductions in sales prices. The Company writes down to zero dollars the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on expected future usage with newer products, end of life products, planned inventory increases or strategic customer supply. Once recorded, these write downs are considered permanent.

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

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. Based on the impairment tests performed, the Company recorded impairment charges for goodwill of $25.3 million in fiscal 2008.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Net income (loss)	$(17,763)	$15,361	$(14,242)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment
Changes arising during current period	461	742	(528)
Reclassification for gain included in net income	(165)	—	—
Change in unrealized gain (loss) on investments
Changes arising during current period	(2,388)	(729)	(11,402)
Reclassification for gain included in net income	(84)	(3,732)	—
Change in retirement plan transition obligation	(65)	—	—
Change in retirement plan actuarial losses	(70)	—	—

Comprehensive income (loss)	$(20,074)	$11,642	$(26,172)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2008	2007
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,436)	$(1,732)
Accumulated net unrealized gain on Ralink	1,787	—
Accumulated net unrealized gain (loss) on SMIC	(2,525)	197
Accumulated net unrealized gain (loss) on other available-for-sale investments	(1,542)	(5)
Accumulated net retirement plan transition obligation	961	1,026
Accumulated net retirement plan actuarial losses	(139)	(69)

Total accumulated other comprehensive income (loss)	$(2,894)	$(583)

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

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2009 is $0, $0, and $80,000, respectively.

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. The Company makes estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

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

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2008, 2007 and 2006.

Description	Balance at Beginning of Period	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2006	$2,251	$(338)	$—	$1,913
2007	1,913	(184)	(264)	1,465
2008	1,465	59	(5)	1,519

(1)	Includes increases/(decreases) charged or credited to costs and expenses.
(2)	Uncollectible accounts written off, net of recoveries

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expenditures are charged to operations as incurred.

Foreign Currency Translation

The Company uses the local currency as its functional currency for all foreign subsidiaries. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in the accumulated other comprehensive income component of stockholders’ equity.

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $72,000, $108,000 and $148,000 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on October 1, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See “Note 12: Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, compensation is measured at the grant date, based on the fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions are based on historical information and judgment regarding market factors and trends.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying value because of their short maturities. The fair value of long-term investments is determined using quoted market prices for those securities or similar financial instruments.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2008, fiscal 2007 and fiscal 2006, no single customer accounted for over 10% of net sales.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB also issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company does not expect that the adoption of SFAS No. 157 for financial assets and financial liabilities will have a significant impact on its financial statements. The Company is evaluating the impact that the adoption in fiscal 2010 of SFAS No. 157 for non-financial assets and non-financial liabilities will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The impact of the adoption of SFAS No. 159 on the Company’s financial statement will depend on the extent to which the Company elects to measure eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2010. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2010.

Note 2.    Cash, Cash Equivalents, Short-term Investments and Long-term Investments

Cash, cash equivalents and investments consisted of the following at September 30:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
2008

Cash	$25,379	$—	$—	$25,379
Money market instruments	15,551	—	—	15,551
Certificates of deposit	3,568	—	—	3,568
Mutual funds	3,268	5	—	3,273
Municipal notes and bonds	19,950	—	(1,547)	18,403
Ralink common stock	457	1,787	—	2,244
SMIC common stock	3,426	—	(2,525)	901

Total	$71,599	$1,792	$(4,072)	$69,319

Reported as:
Cash and cash equivalents				$42,175
Short-term investments				7,840
Long-term investments				19,304

Total				$69,319

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
2007

Cash	$17,343	$—	$—	$17,343
Money market instruments	21,740	—	—	21,740
Commercial paper	10,644	—	(5)	10,639
Certificates of deposit	5,995	—	—	5,995
Municipal notes and bonds	71,950	—	—	71,950
SMIC common stock	5,951	197	—	6,148

Total	$133,623	$197	$(5)	$133,815

Reported as:
Cash and cash equivalents				$53,722
Short-term investments				80,093

Total				$133,815

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the March 2008 quarter, the Company reclassified all $20.0 million par value of its AAA rated investments in auction rate securities from short-term investments to long-term investments. These auction rate securities were reclassified as long-term investments due to the failure of all these securities to settle at auction. As of September 30, 2008, the Company has recorded a temporary impairment charge of $1.5 million against other comprehensive income in its consolidated balance sheet related to these investments. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows, and its other sources of cash, it does not anticipate the lack of liquidity on these investments will affect its ability to operate its business as usual. See “Note 21: Subsequent Event.”

In fiscal 2008, the Company sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC), a related party through July 2007, and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately $0.2 million. In fiscal 2007, the Company sold approximately 212.8 million shares of SMIC and recorded gross proceeds of approximately $28.2 million and a pre-tax gain of approximately $3.8 million. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC. The market value of SMIC shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of the Company’s SMIC shares below its cost basis is determined to be other-than-temporary, the Company may be required to recognize a loss on its investment through operating results. During the September 2008 quarter, the Company reclassified its shares in SMIC from short-term investments to long-term investments as the Company does not intend to sell these shares within the next 12 months.

On April 8, 2008, Ralink Technology, Co. (Ralink) completed an initial public offering (IPO). Ralink’s common shares are traded on the Taiwan Stock Exchange. In fiscal 2008, the Company sold approximately 0.3 million shares of its Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million. Since Ralink’s IPO, the Company accounts for its shares in Ralink under the provisions of FASB 115 and has marked its investment to the market value as of September 30, 2008 by increasing short-term investments and by increasing accumulated other comprehensive income in the equity section of the balance sheet. The cost basis of the Company’s shares in Ralink is approximately $0.5 million and the market value at September 30, 2008 was approximately $2.2 million. The market value of Ralink shares is subject to fluctuations and the Company’s carrying value will be subject to adjustments to reflect the current market value. Certain of the Company’s shares in Ralink with a market value at September 30, 2008 of approximately $0.2 million are subject to lockup restrictions and therefore are not freely tradable. The lockup restrictions will lapse as to 50% of the shares in each of October 2008 and April 2009. Thus, all of the Company’s shares in Ralink will be freely tradable in April 2009.

In fiscal 2007, the Company sold approximately 61% of its shares of Ralink for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. The Company’s Ralink shares were included in other assets at September 30, 2007.

All debt securities held at September 30, 2008 and September 30, 2007 are due in more than five years. As of September 30, 2008 and 2007, the Company had cash, cash equivalents and short-term investments of $17.7 million and $13.0 million, respectively, in foreign institutions.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2008	2007
	(in thousands)
Purchased components	$11,856	$4,583
Work-in-process	3,894	9,673
Finished goods	23,472	17,800

	$39,222	$32,056

In fiscal 2008, 2007 and 2006, the Company recorded inventory write-downs of $11.3 million, $10.3 million and $16.5 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2008	2007
	(in thousands)
Cost method equity investments	$—	$624
Restricted assets	318	316
Other	1,079	580

	$1,397	$1,520

The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for investments in less than 20% owned companies at cost. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments down to their fair value when an other-than-temporary decline has occurred.

In December 2006, the Company sold its remaining shares of Key Stream Corp. (KSC) for approximately $1.2 million and recorded a pre-tax gain of approximately $0.3 million. KSC was a related party through December 2006.

In fiscal 2007, the Company sold approximately 1.5 million shares of Ralink (a cost method investment at September 30, 2007) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. At September 30, 2008, the Company’s investment in Ralink is included in short-term investments. See “Note 2: Cash, Cash Equivalents, Short-term Investments and Long-term Investments.”

The Company sold its investment in E-CMOS in April 2006 for approximately $1.5 million which resulted in a pre-tax gain of $0.3 million. In addition, in September 2006, the Company sold a cost method equity investment for approximately $0.1 million resulting in a gain of approximately $26,000.

The Company sold approximately 77% of its investment in Signia in February 2006 for approximately $4.6 million which resulted in a pre-tax gain of $2.2 million. As a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, or approximately $0.7 million, and thereafter accounted for its investment in Signia on the cost method. In prior periods, Signia’s financial position and results

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operation were consolidated with the Company’s financial statements. In the September 2006 quarter, the Company recorded an impairment charge of approximately $0.4 million related to its investment in Signia.

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

Note 5.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2008	2007
	(in thousands)
Machinery and equipment	$33,406	$31,169
Furniture and fixtures	2,402	2,380
Land, buildings and improvements	28,182	25,092

	63,990	58,641
Less accumulated depreciation and amortization	(39,435)	(35,357)

	$24,555	$23,284

Note 6.    Lease Payment Receivable

The Company entered into a machinery lease contract on March 6, 2003 for a term of 5 years commencing from April 1, 2003. The lessee obtained the title to the property upon the termination of this agreement in March 2008. Lease payment receivable consisted of the following at September 30:

2007
(in thousands)
Lease payment receivable	$586
Less: Unearned interest revenue	(1)

Net	$585

The lease payment receivable is included in other current assets.

The Company rents out certain floors in its office building in HsinChu, Taiwan. These leases are cancelable with either three months or six months notice. The value of the assets leased to others is included in fixed assets in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net and amounted to approximately $1.7 million and $0.6 million, $1.7 million and $0.3 million, and $0.9 million and $0.1 million, in fiscal 2008 fiscal 2007 and fiscal 2006, respectively.

The assets leased consisted of the following at September 30:

	2008	2007
	(in thousands)
Buildings and improvements	$9,338	$6,974
Less accumulated depreciation	(5,152)	(2,862)

	$4,186	$4,112

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Purchased Intangible Assets

No purchased intangible assets were acquired during fiscal 2008.

The following table presents details of the purchased intangible assets acquired during fiscal 2007:

	Technology		Customer Relationships		Other
	Estimated Useful Life (in Years)	Amount	(in thousands, except years)		Estimated Useful Life (in Years)	Amount	Total
			Estimated Useful Life (in Years)	Amount
Fiscal 2007
ICSI	4.0	$174	—	$—	—	$—	$174

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2008
Technology	$3,933	$2,137	$1,796
Customer relationships	615	411	204

Total	$4,548	$2,548	$2,000

September 30, 2007
Technology	$3,933	$1,442	$2,491
Customer relationships	2,995	2,013	982
Other	390	325	65

Total	$7,318	$3,780	$3,538

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Reported as:
Cost of sales	$1,409	$1,898	$1,619
Operating expenses	129	129	136

Total	$1,538	$2,027	$1,755

The estimated future amortization expense of purchased intangible assets as of September 30, 2008 is as follows (in thousands):

Fiscal year
2009	$824
2010	770
2011	406
2012	—
Thereafter	—

Total	$2,000

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

In September 2008, the Company performed an assessment of impairment for its goodwill. In the fourth quarter of fiscal 2008, the Company experienced a significant decline in its stock price. As a result of the decline in its stock price, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. Based on the results of its assessment of goodwill for impairment, the Company determined that the fair value of its equity was less than the book value of its equity and an impairment existed. Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, the Company hypothetically allocated the estimated fair value of its equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote off all $25.3 million of its goodwill.

There were no changes in goodwill during fiscal 2007.

The Company sold approximately 77% of its investment in Signia in February 2006 and, as a result of the sale of the Signia shares, the Company reduced its ownership percentage to approximately 16%, and thereafter accounted for its investment in Signia on the cost method. As a result of the deconsolidation of Signia, the Company reduced the recorded amount of its goodwill by approximately $1.1 million.

Note 8.    Borrowings

The Company had no borrowings at September 30, 2008. Short-term debt at September 30, 2007 was comprised of a working capital loan with an interest rate of 2.69%.

At September 30, 2008, the Company had short-term lines of credit with various financial institutions whereby it could borrow in aggregate up to approximately $12.9 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2008, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through September 2009. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.

Note 9.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2008	2007
	(in thousands)
Deferred distributor margin	$3,257	$1,811
Other	4,900	4,923

	$8,157	$6,734

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2008, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	901,000
Common shares reserved under stock option plans	8,122,000

Common Stock Repurchases

During the first quarter of fiscal 2008, the Company repurchased 129,100 shares of its common stock at a cost of approximately $0.9 million. On November 28, 2007, the Company announced that its board of directors had approved the repurchase of up to $80 million of its shares of common stock. The Company used $70 million to repurchase 10 million shares of its common stock through a self-tender offer which expired on January 3, 2008. These shares represented approximately 27.4% of the Company’s shares outstanding as of December 31, 2007. During September 2008, the Company repurchased 74,182 shares of its common stock at a cost of approximately $0.2 million. The Company has repurchased and retired an aggregate of 11,384,430 shares of common stock at a cost of approximately $78.5 million since September 2007. As of September 30, 2008, $9.8 million remained available under the existing repurchase authorization.

On August 15, 2007, the Company commenced an offer to purchase for cash up to $30 million in shares of its common stock at a price not greater than $6.30 nor less than $5.70 per share (the “Offer”). Following the expiration of the Offer on September 15, 2007, the Company accepted for payment 1,181,148 shares of its common stock at a purchase price of $6.30 per share pursuant to the terms of the Offer, resulting in aggregate payments of approximately $7.4 million.

Note 11.    Stock-Based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At September 30, 2008, the total number of shares subject to options and awards outstanding under all plans was 5,867,000. At September 30, 2008, 2,255,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. Restricted stock units (RSU’s) generally vest annually over a three-year period based upon continued employment with the Company.

2007 Incentive Compensation Plan

At the 2007 annual meeting of stockholders held on July 30, 2007, the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the 2007 Plan. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants are made under the Predecessor Plans.

The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. To the extent any options outstanding under the Predecessor Plans on the date of the Annual Meeting subsequently terminate unexercised or any unvested shares outstanding under the Predecessor Plans at such time are subsequently forfeited or repurchased by ISSI, the number of shares of common stock subject to those terminated options, together with the forfeited shares, are added to the share reserve available for issuance under the 2007 Plan, up to an additional 4,000,000 shares.

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

The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan. Offering periods under the 1995 Employee Stock Purchase Plan have a duration of six months and the purchase price is equal to 85% of the fair value of the common stock on the purchase date. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During fiscal 2008, 2007 and 2006, 170,000, 0, and 214,000 shares were issued under the plan, respectively. As of September 30, 2008, 901,000 shares were available under the plan for future issuance.

Non-Plan Option Agreements

On February 21, 2006, the Company entered into a Stand-Alone Stock Option Agreement (the “Option”) with Scott Howarth, at the time the Company’s Chief Financial Officer. The Option is a non-qualified stock option to purchase 100,000 shares of the Company’s common stock and has the following terms: (i) an exercise price equal to $6.33 per share which was the fair market value of the Company’s common stock on the grant date of February 21, 2006, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of his employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested.

Amendment to Stock Options

On July 19, 2007, the Company accepted for amendment certain options to purchase an aggregate of approximately 486,000 shares of its common stock as contemplated by the Company’s offer to amend certain outstanding options and, if applicable, receive a cash payment as set forth under the Offer to Amend Certain Options dated June 14, 2007 (the “Offer to Amend”). The Company issued amended options to purchase up to an aggregate of approximately 436,000 shares of its common stock and made aggregate cash payments in the amount of $192,000 in exchange for the options surrendered for amendment in accordance with the terms of the Offer to Amend.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2008, there was approximately $5.9 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.38 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

SFAS 123R requires that cash flows from tax benefits resulting from the exercise of stock options be classified as financing cash flows in its Statement of Cash Flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.

The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSU’s. The total intrinsic value of options exercised determined as of the date of option exercise during the fiscal years ended September 30, 2008, 2007 and 2006, was $211,000, $598,000 and $564,000, respectively.

The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2008	2007	2006
	(in thousands, except per share amounts)
Stock-based compensation
Cost of sales	$219	$104	$126
Research and development	1,470	1,828	2,080
Selling, general and administrative	1,957	2,008	2,433

Total stock-based compensation	3,646	3,940	4,639
Tax effect on stock-based compensation	—	—	—

Net effect on net income	$3,646	$3,940	$4,639

Effect on earnings per share
Basic	$0.12	$0.10	$0.12

Diluted	$0.12	$0.10	$0.12

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company utilized the simplified calculation of expected life under the provisions of the SEC’s Staff Accounting Bulletin 107 through December 2007, as the Company shortened the contractual life of employee stock options from ten years to seven years. For option grants subsequent to December 2007, the expected term is based upon historical exercise data. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield.

The estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2008, 2007 and 2006, were based on estimates at the date of grant as follows:

	Stock Options
	2008	2007	2006
Expected term in years	4.54	4.52	4.52
Expected volatility	0.46	0.61	0.69
Risk-free interest rate	3.19%	4.65%	4.54%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of grants	$2.51	$3.06	$3.59

The Company issued RSUs in the second quarter of fiscal 2008. The estimated fair value of RSU awards was calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSU’s granted in fiscal 2008 was $5.60 per share.

A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2005	6,176	$7.82
Options Granted	1,388	$6.24
Options Exercised	(198)	$3.88
Options Cancelled	(1,368)	$8.84

Balance at September 30, 2006	5,998	$7.35
Options Granted	1,076	$5.91
Options Exercised	(224)	$3.79
Options Cancelled	(1,697)	$8.24

Balance at September 30, 2007	5,153	$7.22
Options Granted	986	$5.90
Options Exercised	(105)	$3.95
Options Cancelled	(279)	$7.01

Balance at September 30, 2008	5,755	$7.07	4.95	$—

Exercisable at September 30, 2008	4,104	$7.49	4.59	$—
Vested and expected to vest after September 30, 2008	5,631	$7.09	4.92	$—
Options exercisable at:
September 30, 2006	3,515	$7.74	4.92
September 30, 2007	3,412	$7.68	5.13
September 30, 2008	4,104	$7.49	4.59

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$ 2.35-$ 5.60	1,479	4.65	$4.60	873	$4.05
$ 5.64- 6.43	1,480	4.93	$6.18	925	$6.24
$ 6.48- 7.00	1,615	5.98	$6.82	1,168	$6.87
$ 7.09- 18.56	1,133	4.03	$10.71	1,090	$10.84
$18.56- 35.38	48	1.49	$32.85	48	$32.85

$ 2.35-$ 35.38	5,755	4.95	$7.07	4,104	$7.49

A summary of the Company’s restricted stock unit activity and related information for fiscal 2008 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2007	—	$—
Granted	114	$5.60
Vested	—	$—
Forfeited	(2)	$5.60

Outstanding awards at September 30, 2008	112	$5.60	$257

Note 12.    Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	2008	2007	2006
	(in thousands)
United States	$4,965	$9,504	$(1,245)
International	(22,468)	6,123	(13,036)

Total pre-tax income (loss)	$(17,503)	$15,627	$(14,281)

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2008	2007	2006
	(in thousands)
Current:
Federal	$154	$(15)	$(236)
State	20	9	2
Foreign	23	10	201

Total current	$197	$4	$(33)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$197	$4	$(33)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2008	2007	2006
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(6,126)	$5,469	$(4,998)
State income taxes	20	—	—
Foreign losses not benefited (benefited)	(997)	(2,137)	4,578
Non-deductible stock compensation	693	612	774
Nontaxable gain on foreign investment	—	—	(868)
Non-deductible impairment charge	8,868	—	—
U.S. operating loss not benefited (benefited)	(2,440)	(3,961)	509
Reversal of previously provided taxes	(22)	(25)	(236)
Other individually immaterial items	201	46	208

Total provision (benefit)	$197	$4	$(33)

As of September 30, 2008, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $116.5 million, $84.1 million and $20.5 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Company has federal research and development tax credit and minimum tax credit carryforwards of approximately $4.4 million and $0.5 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $3.0 million. The Company has foreign investment tax credit carryforwards of approximately $8.4 million. The federal tax credits will expire at various dates beginning in 2009 through 2023, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign jurisdiction tax credit will expire beginning 2009 through 2012, if not utilized.

Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should it become effective, may result in the expiration of federal or state net operating losses and credits before utilization.

The Company’s China operation is under a tax holiday program which began on January 1, 2008 and will expire on December 31, 2012. The tax benefit resulting from the holiday is $177,000 for fiscal 2008.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2008	2007
	(in thousands)
Deferred tax assets:
Depreciation	$850	$850
Inventory and other valuation reserves	7,160	7,780
Accrued expenses	3,630	3,260
Federal, state and foreign credit carryforwards	12,200	12,540
Federal, state and foreign net operating loss carryforwards	49,660	54,180
Non-deductible stock options	4,130	7,410
Other, net	3,990	2,080

Subtotal	81,620	88,100
Valuation allowance	(81,620)	(88,030)

Total deferred tax assets	$—	$70
Deferred tax liabilities:
Unrealized gain on investment	—	(70)

Subtotal	—	70

Net deferred tax assets	$—	$—

Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2008. The valuation allowance for deferred tax assets decreased by $6.4 million in fiscal 2008 and increased by $17.8 million in fiscal 2007. Approximately $13.7 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

Effective October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The Company’s total amount of unrecognized tax benefits as of October 1, 2007, the adoption date, and September 30, 2008 was approximately $3 million and $3.8 million, respectively. As a result of the implementation of FIN 48, the Company’s unrecognized tax benefits as of the date of adoption had no effect on the beginning balance of the accumulated deficit or the net balance sheet. The opening balance included $2.9 million of unrecognized tax benefits that were previously included in the deferred tax asset account which carried a full valuation allowance. The remaining amount of $0.1 million was classified as unrecognized tax benefits in current taxes payable and as a result of the adoption has been reclassified from current to long term tax liabilities.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax positions that would impact the effective rate is approximately $140,000 at September 30, 2008. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months except for any adjustments related to the expiration of the statute of limitations.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30, 2008 is as follows:

(in thousands)
Balance at October 1, 2007	$3,000
Increases related to current year tax positions	—
Increases related to prior year positions	800

Balance at September 30, 2008	$3,800

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2008, the Company accrued potential penalties and interest of approximately $25,000 related to these unrecognized tax benefits.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2004 through 2008 tax years generally remain subject to federal and most state tax authorities, and years 2003 through 2008 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2000 to 2003 tax years to the extent of net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open from 1994 through 2003 tax years to the extent research and development credits generated during these periods and are being utilized in open tax periods. In significant foreign jurisdictions, the 2003 through 2008 tax years generally remain subject to examination by their respective tax authorities.

The Company anticipates the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long term tax payable, if recognized, would reduce the annual income tax provision.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Labor Pension Act effective July 1, 2005, employees may choose the requirements under the Labor Standards Law or the new statute. For employees subject to the new statute, the Company shall contribute no less than 6% of the employees’ wages and salaries to the Contribution Plan.

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheet, and changes in the funded status be reflected in other comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Since the Company uses its fiscal year end as the measurement date for its Benefit Plan, there is no impact on the projected benefit obligation and accumulated other comprehensive income (loss) due to measurement date provision of SFAS No. 158. Upon adoption of SFAS No. 158 in fiscal year 2007, the Company recorded an adjustment of $957,000 to accumulated other comprehensive income (loss).

Benefit Obligation and Plan Assets

As of September 30, 3008 and 2007, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligations and plan assets for the Benefit Plan described above were as follows:

	2008	2007
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$1,914	$1,815
Service cost	19	16
Interest cost	58	65
Actuarial loss (gain)	75	(11)
Currency exchange rate changes	27	29

Ending projected benefit obligation	$2,093	$1,914

	2008	2007
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$1,684	$1,520
Actual return on plan assets	58	39
Employer contributions	86	101
Currency exchange rate changes	23	24

Ending fair value of plan assets	$1,851	$1,684

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2008	2007
	(in thousands)
Other long-term liabilities	$242	$231
Accumulated other comprehensive income	822	957

Amount recognized	$1,064	$1,188

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of September 30:

2008
(in thousands)
Net transition obligation	$(65)
Net actuarial gain	(70)
Net prior service cost	—

Defined benefit plan, net	$(135)

The following table summarizes the accumulated benefit obligation as of September 30:

	2008	2007
	(in thousands)
Accumulated benefit obligation	$1,198	$1,228

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2008	2007
Discount rate	2.75%	3.00%
Expected return on plan assets	2.75%	3.00%
Rate of compensation increase	3.00%	3.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2008	2007	2006
	(in thousands)
Service cost	$19	$16	$15
Interest cost	58	65	59
Expected return on plan assets	(51)	(54)	(48)
Amortization and deferred amount	(80)	(79)	(78)

Net periodic benefit cost	$(54)	$(52)	$(52)

The balance of vested benefit amounted to approximately $33,000 and $110,000 as of September 30, 2008 and 2007, respectively.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions, that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2009	$33
2010	343
2011	1
2012	7
2013	8
2014-2018	300

Estimated Future Contributions

The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2009 is $86,000.

Note 14.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2008, 2007 and 2006 are as follows:

	Years Ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(17,763)	$15,361	$(14,242)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	29,541	37,631	37,419
Dilutive effect of stock options and awards	—	344	—

Denominator for diluted net income (loss) per share	29,541	37,975	37,419

Basic net income (loss) per share	$(0.60)	$0.41	$(0.38)

Diluted net income (loss) per share	$(0.60)	$0.40	$(0.38)

The diluted earnings per share calculations for the years ended September 30, 2008 and 2006 do not include approximately 255,000 and 395,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2008, 2007 and 2006, an additional 4,961,000, 4,975,000 and 5,069,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Net Sales
United States	$37,941	$45,040	$36,751
China	8,240	9,564	13,785
Hong Kong	67,438	68,200	43,313
Taiwan	37,181	44,164	54,596
Japan	12,144	15,482	21,344
Other Asia Pacific countries	31,154	25,762	24,245
Europe	39,775	36,047	22,463
Other	1,356	1,136	995

Total net sales	$235,229	$245,395	$217,492

Long-lived assets
United States	$3,569	$3,247	$1,269
Hong Kong	53	72	80
China	1,029	921	1,055
Taiwan	19,904	19,044	19,580

Total long-lived assets	$24,555	$23,284	$21,984

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains of approximately $509,000, $53,000, and $881,000 for the years ended September 30, 2008, 2007, and 2006, respectively, were primarily the result of the settlement of intercompany transactions and are included in the determination of net income (loss).

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Three purported class action lawsuits were filed against the Company and other SRAM suppliers in three Canadian courts alleging violation of the Canadian Competition Act and other unlawful conduct. The Canadian complaints seek compensatory and punitive damages, in addition to declaratory relief, restitution, and costs. As of March 20, 2008, the Company entered into a Tolling Agreement with the Canadian Plaintiffs. Pursuant to the Tolling Agreement, all three Canadian lawsuits have been discontinued as to the Company.

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

Other Legal Proceedings

In the ordinary course of its business, as is common in the semiconductor industry, the Company has been involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company leases its facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2009	$742
2010	663
2011	702
2012	659
2013	560
Thereafter	540

Total minimum rental commitments	$3,866

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2008, 2007 and 2006 was approximately $1.2 million, $1.1 million (net of sublease income of $42,000) and $1.1 million (net of sublease income of $173,000), respectively.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2008, the Company had approximately $19.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (manufacturing had begun).

Note 17.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible United States employees. Employees may make contributions through payroll withholdings of up to the lesser of $15,500 ($20,500 for participants older than 50) or 60% of their annual compensation for 2008. The Company elected to make no matching contributions during the years ended September 30, 2008, 2007 and 2006. Administrative expenses relating to the plan are insignificant.

Note 18.    Related Party Transactions

The Company purchases goods from SMIC in which the Company has less than a 1% ownership interest. Lip-Bu Tan, a director of the Company through July 30, 2007, had been a director of SMIC since January 2002. For the ten months ended July 31, 2007 and the fiscal year ended September 30, 2006, purchases of goods from SMIC were approximately $17,520,000 and $21,352,000, respectively.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Sales to related parties
Flextronics	$—	$1,751	$830
KSC	—	13	140
Others	—	—	—

Total	$—	$1,764	$970

Note 19.    Acquisition of ICSI

On January 25, 2005, the Company announced its intent to acquire the remaining 71% of ICSI that the Company did not then own. On May 1, 2005, ISSI assumed control of ICSI and began consolidating the financial results of ICSI with its own results. In the nine months ended September 30, 2005, the Company purchased additional shares of ICSI for approximately $52.5 million, increasing its ownership percentage to approximately 83%. The total purchase price allocation in fiscal 2005 of $61.0 million included ISSI’s previous investment of $8.5 million. In fiscal 2006, the Company purchased additional shares of ICSI for approximately $13.9 million, increasing its percentage ownership to approximately 98%. In fiscal 2007, the Company purchased additional shares of ICSI for approximately $0.3 million. The Company owned approximately 98% of ICSI at September 30, 2008.

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

The purchase price allocation for the year ended September 30 is as follows:

	2007	2006	2005
	(in thousands)
Net tangible assets	$—	$1,097	$40,124
Intangible assets:
In-process research and development	—	499	2,470
Purchased intangible assets	174	1,438	5,583
Goodwill	—	6,226	19,112
Minority interest	133	4,600	(6,245)

Total purchase price allocation	$307	$13,860	$61,044

The developed technology is being amortized over lives ranging from four to six years and the other amortizable intangible assets are being amortized over lives ranging from six months to five years.

In September 2008, the Company wrote off all $25.3 million of the goodwill acquired in the acquisition of ICSI. See “Note 7: Purchased Intangible Assets.”

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Quarterly Financial Information (unaudited)

The following tables show the quarterly results of operations for each of the years ended September 30, 2008 and 2007.

Fiscal 2008	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$55,341		$58,494	$58,046	$63,348
Gross profit	$13,388		$13,311	$13,296	$13,201
Operating income (loss)	$(25,750	)(1)	$(332)	$898	$765
Net income (loss)	$(24,711	)(1)	$1,998	$1,983	$2,967
Basic and diluted net income (loss) per share	$(0.92)		$0.07	$0.07	$0.08
Market price range common stock:
High	$5.57		$6.34	$6.94	$7.08
Low	$2.31		$5.42	$5.46	$5.55

Fiscal 2007
Net sales	$63,329		$59,927	$59,995	$62,144
Gross profit	$12,762		$11,735	$11,394	$12,545
Operating income (loss)	$1,052		$(1,119)	$(2,421)	$(1,910)
Net income	$3,252		$4,918	$7,061	$130
Basic and diluted net income per share	$0.09		$0.13	$0.19	$0.00
Market price range common stock:
High	$6.95		$6.49	$6.37	$6.37
Low	$5.24		$5.38	$5.43	$5.10

(1)	In the September 2008 quarter, the Company recorded a charge of approximately $25.3 million related to the impairment of goodwill.

Note 21.    Subsequent Event (unaudited)

In November 2008, the Company elected to participate in the Auction Rate Securities Rights offering issued by the broker through which it purchased its $20.0 million in auction rate securities. These rights will entitle the Company to sell its auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Our independent registered accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued its attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2009 Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at http://www.issi.com/. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2009 Proxy Statement.

Item 11. Executive Compensation

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2009 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2009 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 43 of this Annual Report.

The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

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

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(6)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(8)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(9)*	2007 Incentive Compensation Plan.

10.8(11)*	Executive Bonus Plan.

10.9(10)

Letter Agreement dated as of November 28, 2007, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.10(10)	Letter Agreement dated as of November 28, 2007, between Integrated Silicon Solution, Inc. and Melvin Keating.

Exhibit Number	Description of Document
10.11(10)

Standstill Agreement dated as of November 28, 2007 among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.12(10)

Standstill Agreement dated as of November 28, 2007, by and among Integrated Silicon Solution, Inc., Trust A-4 - Lloyd I. Miller, an Ohio trust, Trust C - Lloyd I. Miller, an Ohio trust, Milgrat I(OOOOO), an Ohio trust, Milgrat II(FF), an Ohio trust, Milgrat I(XXX), an Ohio trust, Milgrat I(ZZZZ), an Ohio trust, Milfam II L.P., a Georgia limited partnership and Lloyd I. Miller, III.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (see page 86).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed December 3, 2007.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/s/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date: December 15, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott D. Howarth and John M. Cobb, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Executive Chairman of the Board

/s/ SCOTT D. HOWARTH (Scott D. Howarth)	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. COBB (John M. Cobb)	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/s/ PAUL CHIEN (Paul Chien)	Director

/s/ JONATHAN KHAZAM (Jonathan Khazam)	Director

/s/ KEITH MCDONALD (Keith McDonald)	Director

/s/ STEPHEN PLETCHER (Stephen Pletcher)	Director

/s/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

/s/ JOHN ZIMMERMAN (John Zimmerman)	Director

Date: December 15, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(6)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(8)	Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(9)*	2007 Incentive Compensation Plan.

10.8(11)	Executive Bonus Plan.

10.9(10)

Letter Agreement dated as of November 28, 2007, among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.10(10)	Letter Agreement dated as of November 28, 2007, between Integrated Silicon Solution, Inc. and Melvin Keating.

10.11(10)

Standstill Agreement dated as of November 28, 2007 among Integrated Silicon Solution, Inc., Riley Investment Management, LLC, Riley Investment Partners Master Fund, L.P., Bryant R. Riley, B. Riley & Co. Retirement Trust, and B. Riley & Co., LLC.

10.12(10)

Standstill Agreement dated as of November 28, 2007, by and among Integrated Silicon Solution, Inc., Trust A-4 - Lloyd I. Miller, an Ohio trust, Trust C - Lloyd I. Miller, an Ohio trust, Milgrat I(OOOOO), an Ohio trust, Milgrat II(FF), an Ohio trust, Milgrat I(XXX), an Ohio trust, Milgrat I(ZZZZ), an Ohio trust, Milfam II L.P., a Georgia limited partnership and Lloyd I. Miller, III.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (see page 86).

Exhibit Number	Description of Document
31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed December 3, 2007.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.