Form 10-Q
period 2008-12-31
INTEGRATED SILICON SOLUTION INC
filed 2009-02-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of outstanding shares of the registrant’s Common Stock as of January 31, 2009 was 25,632,833.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Net sales	$37,665	$63,348
Cost of sales	29,932	50,147

Gross profit	7,733	13,201

Operating expenses:
Research and development	5,208	4,774
Selling, general and administrative	7,301	7,662

Total operating expenses	12,509	12,436

Operating income (loss)	(4,776)	765
Interest and other income, net	582	2,074
Gain on sale of investments	—	189

Income (loss) before income taxes and minority interest	(4,194)	3,028
Provision (benefit) for income taxes	(60)	60

Income (loss) before minority interest	(4,134)	2,968
Minority interest in net (income) loss of consolidated subsidiaries	64	(1)

Net income (loss)	$(4,070)	$2,967

Basic net income (loss) per share	($0.16)	$0.08

Shares used in basic per share calculation	25,603	36,588

Diluted net income (loss) per share	($0.16)	$0.08

Shares used in diluted per share calculation	25,603	36,897

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2008	September 30, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,275	$42,175
Short-term investments	5,375	7,840
Accounts receivable, net	20,721	34,741
Inventories	38,027	39,222
Other current assets	3,003	4,717

Total current assets	107,401	128,695
Property, equipment and leasehold improvements, net	24,082	24,555
Long-term investments	21,203	19,304
Purchased intangible assets, net	1,794	2,000
Other assets	1,407	1,397

Total assets	$155,887	$175,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,991	$35,171
Accrued compensation and benefits	4,018	3,729
Accrued expenses	5,940	8,157

Total current liabilities	32,949	47,057
Other long-term liabilities	679	715

Total liabilities	33,628	47,772
Commitments and contingencies
Minority interest	1,029	789
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	308,664	310,712
Accumulated deficit	(184,501)	(180,431)
Accumulated other comprehensive loss	(2,936)	(2,894)

Total stockholders’ equity	121,230	127,390

Total liabilities and stockholders’ equity	$155,887	$175,951

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(4,070)	$2,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	999	773
Stock-based compensation	916	764
Amortization of intangibles	206	487
Gain on sale of shares of Semiconductor Manufacturing International Corp. (SMIC)	—	(189)
Net foreign currency transaction (gains) losses	(99)	30
Other non-cash items	(19)	27
Minority interest in net income (loss) of consolidated subsidiaries	(64)	1
Net effect of changes in current and other assets and current liabilities	2,224	6,868

Net cash provided by operating activities	93	11,728
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(918)	(642)
Proceeds from sale of assets	3	—
Proceeds from sale of SMIC equity securities	—	2,713
Proceeds from minority shareholders of Wintram Inc. (Wintram)	304	—
Purchases of available-for-sale securities	(5,521)	(41,752)
Proceeds from sales of available-for-sale securities	7,330	71,419

Net cash provided by investing activities	1,198	31,738
Cash flows from financing activities
Repurchases and retirements of common stock	(2,964)	(858)
Proceeds from issuance of common stock	—	93
Proceeds from borrowings under short-term lines of credit	—	2,916
Principal payments of under short-term lines of credit	—	(3,530)

Net cash used in financing activities	(2,964)	(1,379)

Effect of exchange rate changes on cash and cash equivalents	(227)	86

Net increase (decrease) in cash and cash equivalents	(1,900)	42,173
Cash and cash equivalents at beginning of period	42,175	53,722

Cash and cash equivalents at end of period	$40,275	$95,895

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.

The Company’s operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its expectations of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

3.	Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2010. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.	Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). The standard permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the items must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on October 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the three months ended December 31, 2008, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with an investment firm.

Effective October 1, 2008, the Company also adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB also issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. The adoption of SFAS No. 157 and FSP No. FAS 157-3 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not expect the adoptions of SFAS No. 157, as it pertains to non-financial assets and non-financial liabilities, to have a material impact on its consolidated financial statements.

Under SFAS No. 157, fair value is defined as the price one would receive from the sale of an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, included quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available at that time. The fair value hierarchy is broken down into the following three levels based on the reliability of inputs:

•

Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices which are readily and regularly available in an active market, valuation of these products can be done without a significant degree of judgment.

•

Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drives are observable in active markets.

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

As of December, 31, 2008, the Company’s financial assets utilizing Level 1 inputs include short-term and long-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At December 31, 2008, the Company’s investment portfolio included $20.0 million par value ($16.9 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continues to earn interest on all of its auction rate securities as of December 31, 2008. Due to adverse events in the credit markets, the auction rate securities held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available at this time. In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the Company auction rate securities. The Agreement covers all of the Company’s auction rate securities as of December 31, 2008. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded pre-tax income of approximately $3.1 million, and recorded a corresponding long-term investment. At the same time, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized a pre-tax other-than-temporary impairment loss of approximately $3.1 million, reflecting a reversal of the related temporary valuation allowance that was previously recorded in accumulated other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no significant net impact to the Company’s Consolidated Statement of Operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$15,790	$—	$15,790
Auction rate securities (3)	—	16,857	16,857
Auction rate securities Put Option (3)	—	3,093	3,093
Certificates of deposit (1)(2)	3,495	—	3,495
Mutual funds (2)	1,523	—	1,523
Ralink common stock (2)	1,574	—	1,574
SMIC common stock (3)	1,253	—	1,253

Total	$23,635	$19,950	$43,585

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in long-term investments

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three months ended December 31, 2008:

Significant Unobservable Inputs (Level 3)
(in thousands)
Balance on September 30, 2008	$18,404
Reversal of unrealized loss associated with transfer of securities to trading	1,546
Unrealized loss included in net loss	(3,093)
Auction rate securities Put Option	3,093

Balance on December 31, 2008	$19,950

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At December 31, 2008, 1,349,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. Restricted stock units (RSU’s) generally vest annually over a three-year period based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2008, 901,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R).

The following table outlines the effects of total stock-based compensation.

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Stock-based compensation
Cost of sales	$56	$48
Research and development	385	293
Selling, general and administrative	475	423

Total stock-based compensation	$916	$764
Tax effect on stock-based compensation	—	—

Net effect on net income (loss)	$916	$764

As of December 31, 2008, there was approximately $5.5 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.86 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2009 and the first quarter of fiscal 2008, were based on estimates at the date of grant as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Weighted-average fair value of grants	$0.73	$2.86
Expected term in years	4.54	4.54
Volatility	41%	48%
Risk-free interest rate	2.30%	3.70%
Dividend yield	0.00%	0.00%

Estimated volatility ranged from 40% to 43% in the three months ended December 31, 2008 and from 48% to 49% in the three months ended December 31, 2007.

A summary of the Company’s stock option activity and related information for the three months ended December 31, 2008 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,755	$7.07
Granted	1,032	$1.96
Exercised	—	$—		$—
Cancelled/forfeited	(198)	$4.07

Outstanding at December 31, 2008	6,598	$6.36	5.07	$1

Vested and expected to vest after December 31, 2008	6,330	$6.48	5.01	$1
Exercisable at September 30, 2008	4,104	$7.49	4.59	$—
Exercisable at December 31, 2008	4,191	$7.55	4.46	$—

A summary of the Company’s RSU activity and related information for the three months ended December 31, 2008 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2008	112	$5.60
Granted	—	$—
Vested	—	$—	$—
Forfeited	(5)	$5.60

Outstanding at December 31, 2008	107	$5.60	$174

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	Concentrations

In the three months ended December 31, 2008, revenue recognized for one distributor, accounted for 12% of net sales. In the three months ended December 31, 2007, no single customer accounted for 10% or more of net sales.

7.	Inventories

The following is a summary of inventories by major category:

	December 31, 2008	September 30, 2008
	(In thousands)
Purchased components	$13,796	$11,856
Work-in-process	848	3,894
Finished goods	23,383	23,472

	$38,027	$39,222

During the three months ended December 31, 2008 and 2007, the Company recorded inventory write-downs of $4.3 million and $2.5 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, changes in unrealized gains and losses on investments and changes in retirement plan transition obligations.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Net income (loss)	$(4,070)	$2,967
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1,239)	151
Change in unrealized gain (loss) on investments	1,235	(474)
Change in retirement plan transition obligation	(38)	(16)

Comprehensive income (loss)	$(4,112)	$2,628

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2008	September 30, 2008
	(In thousands)
Accumulated foreign currency translation adjustments	$(2,675)	$(1,436)
Accumulated net unrealized gain on Ralink	1,127	1,787
Accumulated net unrealized loss on SMIC	(2,173)	(2,525)
Accumulated net unrealized gain (loss) on other investments	1	(1,542)
Accumulated net retirement plan transition obligation	923	961
Accumulated net retirement plan actuarial losses	(139)	(139)

Total accumulated other comprehensive loss	$(2,936)	$(2,894)

9.	Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The total amount of unrecognized tax positions that would impact the effective rate is approximately $140,000 at December 31, 2008. In the three months ended December 31, 2008, there was no change to the amount of the unrecognized tax benefits.

The Company recorded an income tax benefit of $60,000 for the three months ended December 31, 2008. The income tax benefit recorded for the period ended December 31, 2008 is primarily a result of the Housing and Economic Recovery Act of 2008. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2008 may elect to claim a refund of its previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by state minimum taxes. The income tax provision for the three months ended December 31, 2007 consists primarily of federal and state minimum taxes of $60,000.

10.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2008	2007
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(4,070)	$2,967

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,603	36,588
Dilutive effect of stock options and awards	—	309

Denominator for diluted net income (loss) per share	25,603	36,897

Basic net income (loss) per share	$(0.16)	$0.08

Diluted net income (loss) per share	$(0.16)	$0.08

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three months ended December 31, 2008, 6,443,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method. For the three months ended December 31, 2007, 4,538,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

11.	Common Stock Repurchase Program

During the first quarter of fiscal 2009, the Company repurchased 1,364,536 shares of its common stock at a cost of approximately $3.0 million. The Company has repurchased and retired an aggregate of 12,748,966 shares of common stock at a cost of approximately $81.5 million since September 2007. As of December 31, 2008, $6.8 million remained available under the existing repurchase authorization.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The parties are seeking preliminary approval of the settlement from the Court.

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

SRAM Antitrust Civil Investigative Demand

In May 2007, the Company received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID was issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to the Company’s business. As of January 14, 2008 and effective as of May 7, 2007, the Company’s obligation to respond to the CID was suspended pursuant to the terms of a Tolling Agreement between the Company and the Attorney General of Florida. On January 21, 2009, the Attorney General of Florida allowed the tolling agreement to expire and stated that it is not requesting a new tolling agreement. The Attorney General of Florida also notified the Company that it decided to suspend enforcement of its CID to the Company. The Company intends to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and the effect, if any, on its business.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2008, the Company had approximately $12.6 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

13.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Net sales
United States	$7,896	$8,982
China	1,418	1,044
Hong Kong	10,433	20,528
Taiwan	4,420	12,238
Japan	2,410	3,754
Other Asia Pacific countries	4,508	6,438
Europe	6,202	10,159
Other	378	205

Total net sales	$37,665	$63,348

	December 31, 2008	September 30, 2008
	(In thousands)
Long-lived assets
United States	$3,505	$3,569
Hong Kong	45	53
China	988	1,029
Taiwan	19,544	19,904

	$24,082	$24,555

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report. Except as required by federal securities laws, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications, (iv) automotive electronics and (v) industrial. Our primary products are high speed and low power SRAM and low and medium density DRAM. In the three months ended December 31, 2008 and in fiscal 2008, approximately 87% and 88%, respectively, of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In order to control our operating expenses, in recent years we limited our headcount in the U.S. and transferred various functions to Taiwan and China. Our acquisition of Integrated Circuit Solution, Inc. (ICSI) was a key part of this strategy. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first quarter of fiscal 2009 and in fiscal 2008. We expect average selling prices for our products to decline in the future, principally due to weak market demand, market competition and an increased supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 79%, 86%, 84%, 82% and 83% in the first quarter of fiscal 2009, the first quarter of fiscal 2008, and in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2008	2007	2008	2007	2006
Asia	62%	70%	66%	67%	73%
Europe	16	16	17	15	10
U.S.	21	14	16	18	17
Other	1	—	1	—	—

Total	100%	100%	100%	100%	100%

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

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve and the recent adverse economic conditions in the U.S. and other countries, it is difficult for us to assess the impact of seasonal factors on our business.

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

Due to the tightening of the credit markets starting in late 2008 and continuing concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the recent turmoil in the financial markets has had and is expected to continue to have an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. Many economists and other experts have concluded that a recession in the U.S. and global economies began in 2008 and is continuing. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, we currently expect our revenue for the quarter ending March 31, 2009 to decline from our revenue in the quarter ended December 31, 2008. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We are experiencing and expect to continue to experience these adverse business conditions. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions in the March quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and related intangibles and goodwill, which impacts operating expense when we record impairments and (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining market value requires us to project unit prices and volumes for future periods in which we expect to sell inventory on hand as of the balance sheet date. As a result of these estimates, we may record a charge to cost of goods sold, which decreases our gross profit, in advance of when the inventory is actually sold to reflect market values, net of sales commission costs, that are below our manufacturing costs. Conversely, if we sell inventory that has previously been written down to the lower of cost or market at more favorable prices than we had forecasted at the time of the write-down, our gross profit may be higher. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on our judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product and the impact of competitors’ announcements and product introductions on our products. Once established, these adjustments are considered permanent.

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

Accounting for stock-based compensation. We account for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock option cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We utilized the simplified calculation of expected life under the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 107 through December 2007. For option grants subsequent to December 2007, the expected term is based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these inputs assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2010. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

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

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 41% to $37.7 million in the three months ended December 31, 2008 from $63.3 million in the three months ended December 31, 2007. The decrease in net sales of $25.7 million was principally due to a significant decrease in unit shipments of our DRAM products in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products decreased in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 which contributed to the decline in our sales. We anticipate that our revenue will decline in the March 2009 quarter compared to the December 2008 quarter as a result of the adverse global economic conditions. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2008, revenue recognized for one distributor accounted for 12% of our net sales. In the three months ended December 31, 2007, no single customer accounted for 10% or more of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $5.5 million to $7.7 million in the three months ended December 31, 2008 from $13.2 million in the three months ended December 31, 2007. Our gross margin decreased to 20.5% in the three months ended December 31, 2008 from 20.8% in the three months ended December 31, 2007. Our gross profit for the three months ended December 31, 2008 included inventory write-downs of $4.3 million compared to $2.5 million of inventory write-downs in the three months ended December 31, 2007. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Excluding the impact of our inventory write-downs, our gross margin increased in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 primarily as a result of a shift in our product mix to higher margin SRAM products from low margin commodity DRAM products. In addition, declines in the cost of our SRAM products more than offset declines in the average selling prices of our SRAM products in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 which contributed to an increase in our SRAM gross margin. Declines in the cost of our DRAM products more than offset declines in the average selling prices of our DRAM products in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 as we limited our shipments of lower margin commodity DRAM products. This contributed to an increase in our DRAM gross margin over such period. The decrease in our gross profit in the three months ended December 31, 2008 compared to December 31, 2007 was primarily a result of a decrease in unit shipments across all our products but more significantly for our DRAM products. Our gross profit for the three months ended December 31, 2008 and December 31, 2007 benefited from the sale of $0.3 million and $0.6 million, respectively, of previously written down products. Our gross profit for the three months ended December 31, 2007 benefited from approximately $0.4 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 9% to $5.2 million in the three months ended December 31, 2008 compared to $4.8 million in the three months ended December 31, 2007. As a percentage of net sales, research and development expenses increased to 13.8% in the three months ended December 31, 2008 from 7.5% in the three months ended December 31, 2007. The increase in research and development expenses of $0.4 million can be attributed to an increase in expenditures for the development costs of our DRAM products in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. As a result of cost reduction measures, we expect the dollar amount of our research and development expenses to decline in the March 2009 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 5% to $7.3 million in the three months ended December 31, 2008 from $7.7 million in the three months ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses increased to 19.4% in the three months ended December 31, 2008 from 12.1% in the three months ended December 31, 2007. The decrease in selling, general and administrative expenses of $0.4 million was mainly attributable to approximately $0.5 million of expenses incurred in the December 2007 quarter related to our tender offer announced in November 2007 and a reduction in the December 2008 quarter of commissions partially offset by an increase in payroll related expenses. As a result of our recent cost reduction measures, we expect the dollar amount of our selling, general and administrative expenses to decline in the March 2009 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Interest and other income, net. Interest and other income, net was $0.6 million in the three months ended December 31, 2008 compared to $2.1 million in the three months ended December 31, 2007. The $0.6 million of interest and other income in the three months ended December 31, 2008 is comprised primarily of net interest income of $0.2 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The $2.1 million of interest and other income in the three months ended December 31, 2007 is comprised primarily of interest income of $1.7 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The decrease in interest income is primarily attributable to lower cash balances and a decrease in the interest rates in the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Gain on sale of investments. In the three months ended December 31, 2008, there were no sales of investments. In the three months ended December 31, 2007, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million.

Provision (benefit) for income taxes. We recorded an income tax benefit of $60,000 for the three months ended December 31, 2008 which is primarily a result of the Housing and Economic Recovery Act of 2008. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2008 may elect to claim a refund of its previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by state minimum taxes. The income tax provision for the three months ended December 31, 2007 consists primarily of federal and state minimum taxes of $60,000.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was a loss of $64,000 in the three months ended December 31, 2008 compared to income of $1,000 in the three months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $45.7 million. During the three months ended December 31, 2008, operating activities provided cash of approximately $0.1 million compared to $11.7 million provided in the three months ended December 31, 2007. The cash provided by operations in the three months ended December 31, 2008 was primarily due to decreases in accounts receivable of $13.9 million, decreases in other assets of $1.6 million and decreases in inventories of $0.5 million. This was offset by decreases in accounts payable of $11.9 million, decreases in accrued liabilities of $1.9 million and our net loss of $4.1 million adjusted for non-cash items of $2.0 million. The cash provided by operations in the three months ended December 31, 2007 was primarily due to increases in accounts payable of $12.6 million, our net income of $3.0 million adjusted for non-cash items of $1.9 million, increases in accrued liabilities of $1.4 million and decreases in other assets of $1.5 million. This was partially offset by increases in inventories of $6.1 million and increases in accounts receivable of $2.6 million.

In the three months ended December 31, 2008, we generated $1.2 million from investing activities compared to $31.7 million generated in the three months ended December 31, 2007. In the three months ended December 31, 2008, we generated $1.8 million from the net sales of available-for-sale securities. We also received proceeds of approximately $0.3 million from the minority investee in our consolidated subsidiary Wintram Inc. In the three months ended December 31, 2007, we generated $29.7 million from the net sales of available-for-sale securities. We also generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million.

In the three months ended December 31, 2008, we made capital expenditures of approximately $0.9 million compared to $0.7 million in the three months ended December 31, 2007. The expenditures in the three months ended December 31, 2008 were primarily for engineering tools and computer software. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $3.0 million for financing activities during the three months ended December 31, 2008 compared to $1.4 million used during the three months ended December 31, 2007. In the three months ended December 31, 2008, we used $3.0 million for the repurchase and retirement of our common stock. In the three months ended December 31, 2007, we used $3.5 million for the repayment of short-term borrowings and $0.9 million for the repurchase and retirement of our common stock. Our sources of financing for the three months ended December 31, 2007 were borrowings of $2.9 million under ICSI lines of credit and proceeds from the issuance of common stock of $0.1 million from stock option exercises.

At December 31, 2008, our investment portfolio included $20.0 million par value ($16.9 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has greatly diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of December 31, 2008. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13 million collateralized by our auction rate securities. As of December 31, 2008, we had no borrowings under this line of credit.

We have $12.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through September 2009. As of December 31, 2008, we had no outstanding borrowings under these short-term lines of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.2 million at December 31, 2008.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2008 and in fiscal 2008, we recorded exchange gains of approximately $0.1 million and $0.5 million, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $44.1 million at December 31, 2008 excluding $1.6 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income. Included within our investment portfolio classified as long-term investments are $20.0 million par value ($16.9 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine the cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 31, 2008 was approximately $1.3 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO). Ralink’s common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB 115 and have marked our investment to the market value as of December 31, 2008 by increasing short-term investments and by increasing accumulated other comprehensive income in the equity section of our balance sheet. The cost basis of our shares in Ralink is approximately $0.4 million and the market value at December 31, 2008 was approximately $1.6 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value. Certain of our shares in Ralink with a market value at December 31, 2008 of approximately $0.1 million are subject to lockup restrictions and therefore are not freely tradable. The lockup restrictions will lapse in April 2009. Thus, all of our shares in Ralink will be freely tradable in April 2009.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended December 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The parties are seeking preliminary approval of the settlement from the Court.

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

SRAM Antitrust Civil Investigative Demand

In May 2007, we received a civil investigative demand (“CID”) from the Attorney General of the State of Florida. The CID was issued pursuant to the Florida Antitrust Act in the course of an official investigation to determine whether there is, has been, or may be a violation of state or federal antitrust laws. Although not alleging any wrongdoing, the CID seeks documents and data relating to our business. As of January 14, 2008 and effective as of May 7, 2007, our obligation to respond to the CID was suspended pursuant to the terms of a Tolling Agreement between us and the Attorney General of Florida. On January 21, 2009, the Attorney General of Florida allowed the tolling agreement to expire and stated that it is not requesting a new tolling agreement. The Attorney General of Florida also notified us that it decided to suspend enforcement of its CID to us. We intend to cooperate fully with the Attorney General of Florida in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and the effect, if any, on our business.

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

Depressed general economic conditions and any continued downturn in the markets we serve have and are expected to continue to adversely affect our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the recent tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the recent turmoil in the financial markets is having an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurance that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. Many economists and other experts have concluded that a recession in the U.S. and global economies began in 2008 and is continuing. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, we currently expect our revenue for the quarter ending March 31, 2009 to decline from our revenue in the quarter ended December 31, 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions in the March quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the first quarter of fiscal 2009 and in fiscal 2008, approximately 87% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter. This decline in revenue was primarily the result of a significant decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $58.5 million in our June 2008 quarter to $55.3 million in our September 2008 quarter. This decline in revenue was primarily the result of our strategic decision to reduce our sales of low margin commodity DRAM products. The significant declines in average selling prices for DRAM products during fiscal 2008 contributed to a significant decline in our DRAM revenue in fiscal 2008 compared to fiscal 2007. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	economic slowness and low end-user demand;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	oversupply of memory products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	our ability to control or reduce our operating expenses;

•	the ability of customers to make payments to us;

•	disruption in the supply of wafers, assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	increased expenses associated with new product introductions, masks or process changes;

•	shortages in foundry, assembly or test capacity;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to achieve or sustain profitability in the future.

We incurred a loss of $4.1 million in the December 2008 quarter and expect to incur a loss in the March 2009 quarter. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. We incurred losses of $14.2 million in fiscal 2006. Though we were profitable in fiscal 2007, we would not have been profitable in that year except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income. There is no assurance that we will achieve or maintain profitability in future periods. Our ability to achieve profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through December 2008, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in the December 2008 quarter, we repurchased 1,364,536 shares of our common stock in the open market at an aggregate price of approximately $3.0 million. In addition, in fiscal 2008, we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer. At December 31, 2008, we had outstanding authorization from our Board to purchase up to an additional $6.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our long-term investments are invested in auction rate securities and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to further adjust the carrying value of our investment through an impairment charge to earnings.

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 38 years) to realize our investments’ recorded value. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. In November 2008, we elected to participate in the Auction Rate Securities Rights offering by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. We are currently in an industry downturn and there is excess capacity in the marketplace. Adverse changes in industry conditions are likely to result in a further decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2009, in fiscal 2008 and in fiscal 2007, we recorded inventory write-downs of $4.3 million, $11.3 million, and $10.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

We rely on third-party contractors to fabricate, assemble and test our products. Our business is highly dependent on the continued operations of such contractors and our failure to successfully manage our relationships with these contractors could damage our relationships with our customers, decrease our sales and limit our growth.

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Current and expected adverse economic conditions and the continued uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contactors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

•	financial viability of our contractors;

•	reduced control over product quality;

•	potential price increases;

•	reduced control over delivery schedules;

•	possible capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us; and

•	general risks related to conducting business internationally.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated specific wafer capacity from our suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

In the three months ended December 31, 2008, approximately 21% of our net sales was attributable to customers located in the U.S., 16% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are in primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

We have been named as a defendant in a number of civil antirust complaints filed against semiconductor companies on behalf of purchasers of SRAM products throughout the United States. The complaints allege that the defendants conspired to raise the price of SRAM products in violation of Section 1 of the Sherman Act, the California Cartwright Act, and several other State antitrust, unfair competition and consumer protection statutes. We believe that we have meritorious defenses to the allegations in the complaints, and we intend to defend these lawsuits vigorously. However, the litigation is in the preliminary stage and we cannot predict its outcome. Multidistrict antitrust litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages, which could adversely affect our business, financial condition, operating results and cash flows.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at December 31, 2008 of approximately $1.3 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. In addition, we own shares in Ralink with a cost basis of approximately $0.4 million and a market value at December 31, 2008 of approximately $1.6 million. The market value of Ralink shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value.

We may experience difficulties in complying with Sarbanes-Oxley Section 404 in future periods.

We concluded that our internal control over financial reporting was effective at September 30, 2008. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We completed the implementation of a new worldwide MIS system in the December 2008 quarter. If in the future we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our stock price.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning in the first quarter of fiscal 2006, with the adoption of SFAS 123R, we now record a charge to earnings for employee stock option grants for all stock options unvested at and granted after October 1, 2005. This accounting pronouncement is expected to continue to negatively impact our financial results. Technology companies generally, and our company specifically, rely on stock options as a major component of our employee compensation packages. Because we are required to expense options, we may be less likely to sustain profitability and we have decreased the use of option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS 123R, requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the option exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. In the future, factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; and selling, general and administrative expenses.

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 1, 2008–October 31, 2008	1,148,712	$2.24	1,148,712	$7,204,409	(1)
November 1, 2008–November 30, 2008	185,824	$1.85	185,824	$6,859,717	(1)
December 1, 2008–December 31, 2008	30,000	$1.63	30,000	$6,810,882	(1)

Total	1,364,536	$2.17	1,364,536

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million of this approved amount to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million will be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18.

Item 6.	Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 9, 2009	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)