Form 10-Q
period 2009-03-31
INTEGRATED SILICON SOLUTION INC
filed 2009-05-11
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock as of April 30, 2009 was 25,550,406.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$31,253	$58,046	$68,918	$121,394
Cost of sales	24,786	44,750	54,718	94,897

Gross profit	6,467	13,296	14,200	26,497

Operating expenses:
Research and development	4,186	4,935	9,394	9,709
Selling, general and administrative	6,408	7,463	13,709	15,125

Total operating expenses	10,594	12,398	23,103	24,834

Operating income (loss)	(4,127)	898	(8,903)	1,663
Interest and other income, net	282	1,105	864	3,179
Gain on sale of investments	—	—	—	189

Income (loss) before income taxes and minority interest	(3,845)	2,003	(8,039)	5,031
Provision (benefit) for income taxes	(42)	40	(102)	100

Income (loss) before minority interest	(3,803)	1,963	(7,937)	4,931
Minority interest in net (income) loss of consolidated subsidiaries	(23)	20	41	19

Net income (loss)	$(3,826)	$1,983	$(7,896)	$4,950

Basic net income (loss) per share	$(0.15)	$0.07	$(0.31)	$0.15

Shares used in basic per share calculation	25,508	28,160	25,556	32,374

Diluted net income (loss) per share	$(0.15)	$0.07	$(0.31)	$0.15

Shares used in diluted per share calculation	25,508	28,436	25,556	32,668

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	September 30, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,233	$42,175
Short-term investments	5,804	7,840
Accounts receivable, net	19,055	34,741
Inventories	27,662	39,222
Other current assets	2,754	4,717

Total current assets	93,508	128,695
Property, equipment and leasehold improvements, net	23,811	24,555
Long-term investments	21,088	19,304
Purchased intangible assets, net	2,371	2,000
Other assets	1,349	1,397

Total assets	$142,127	$175,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,183	$35,171
Accrued compensation and benefits	3,118	3,729
Accrued expenses	5,805	8,157

Total current liabilities	22,106	47,057
Other long-term liabilities	667	715

Total liabilities	22,773	47,772
Commitments and contingencies (See Note 12)
Minority interest	2,396	789
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	309,771	310,712
Accumulated deficit	(188,327)	(180,431)
Accumulated other comprehensive loss	(4,489)	(2,894)

Total stockholders’ equity	116,958	127,390

Total liabilities and stockholders’ equity	$142,127	$175,951

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(7,896)	$4,950
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,992	1,678
Stock-based compensation	1,842	1,607
Amortization of intangibles	425	910
Gain on sale of investments	—	(189)
Net foreign currency transaction (gains) losses	(17)	43
Other non-cash items	(38)	(17)
Minority interest in net income (loss) of consolidated subsidiary	(41)	(19)
Net effect of changes in current and other assets and current liabilities	2,864	(7,908)

Net cash provided by (used in) operating activities	(869)	1,055
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(2,334)	(1,880)
Proceeds from sale of assets	3	—
Proceeds from sale of investments	—	2,713
Proceeds from minority shareholders of Wintram Inc. (Wintram)	831	—
Purchases of available-for-sale securities	(7,324)	(54,630)
Proceeds from sales of available-for-sale securities	9,002	106,630

Cash provided by investing activities	178	52,833
Cash flows from financing activities
Repurchases and retirement of common stock	(3,173)	(70,858)
Proceeds from issuance of common stock	390	598
Proceeds from borrowings under short-term lines of credit	11,915	7,697
Principal payments of short-term lines of credit	(11,915)	(8,311)

Cash used in financing activities	(2,783)	(70,874)
Effect of exchange rate changes on cash and cash equivalents	(468)	289

Net decrease in cash and cash equivalents	(3,942)	(16,697)
Cash and cash equivalents at beginning of period	42,175	53,722

Cash and cash equivalents at end of period	$38,233	$37,025

Supplemental disclosures of cash flow information:
Intangibles received from minority shareholder	$818	$—

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

The Company’s operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies”. This Statement amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This Statement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. The impact of the adoption of this Statement will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company will adopt the FSPs during the third quarter of its fiscal year 2009. The Company is still evaluating the impact, if any, the FSPs will have on its consolidated results of operations or financial condition.

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

Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). The standard permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the items must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on October 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the three months or six months ended March 31, 2009, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with an investment firm.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Under SFAS No. 157, fair value is defined as the price one would receive from the sale of an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available at that time. The fair value hierarchy is broken down into the following three levels based on the reliability of inputs:

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

As of March 31, 2009, the Company’s financial assets utilizing Level 1 inputs included short-term and long-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At March 31, 2009, the Company’s investment portfolio included $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continues to earn interest on all of its auction rate securities as of March 31, 2009. Due to adverse events in the credit markets, the auction rate securities held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available at this time. In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the Company auction rate securities. The Agreement covers all of the Company’s auction rate securities as of March 31, 2009. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded pre-tax income of approximately $3.1 million, and recorded a corresponding long-term investment in the December 2008 quarter. At the same time, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized a pre-tax other-than-temporary impairment loss of approximately $3.1 million, reflecting a reversal of the related temporary valuation allowance that was previously recorded in accumulated other comprehensive loss. During the three months ended March 31, 2009, the Company recognized realized gains on its trading securities of $1.3 million offset by the fair value loss adjustment to the Put Option of $1.3 million. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no significant net impact to the Company’s Consolidated Statement of Operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$15,916	$—	$15,916
Auction rate securities (3)	—	18,138	18,138
Auction rate securities Put Option (3)	—	1,812	1,812
Certificates of deposit (1)(2)	3,924	—	3,924
Mutual funds (2)	—	—	—
Ralink common stock (2)	1,880	—	1,880
Semiconductor Manufacturing International Corp
(SMIC) common stock (3)	1,138	—	1,138

Total	$22,858	$19,950	$42,808

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in long-term investments

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and six months ended March 31, 2009:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
	(In thousands)
Balance at beginning of period	$19,950	$—
Transfers into Level 3	—	18,403
Reversal of unrealized loss associated with transfer of securities to trading	—	1,547
Unrealized gain (loss) included in net loss	—	(3,093)
Acquisition of purchased Put Option	—	3,093

Balance at end of period	$19,950	$19,950

5.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”), which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At March 31, 2009, 1,488,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. Restricted stock units (RSUs) generally vest annually over a three-year period based upon continued employment with the Company.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2009, 1,381,000 shares were available for future issuance under the ESPP.

Stock Option Exchange Program

The Company’s stockholders approved a stock option exchange program at its annual meeting held on February 6, 2009. On March 2, 2009, the Company commenced the stock option exchange program whereby eligible employees (which excludes executive officers and directors) were given the opportunity to exchange some or all of their outstanding options with exercise prices of $6.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. Pursuant to the stock option exchange program, which expired on April 1, 2009, a total of 208 eligible employees elected to exchange some or all of their eligible options. The Company accepted for cancellation eligible options to purchase 2,138,314 shares of the Company’s common stock, which were cancelled as of April 2, 2009. The Company issued new options to purchase up to 355,822 shares of the Company’s common stock under the Company’s 2007 Plan in exchange for the options surrendered. The new options have an exercise price of $1.65 per share, the closing price of the Company’s common stock on April 2, 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R).

The following table outlines the effects of total stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$56	$48	$112	$96
Research and development	397	341	782	634
Selling, general and administrative	473	454	948	877

Total stock-based compensation	$926	$843	$1,842	$1,607
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$926	$843	$1,842	$1,607

As of March 31, 2009, there was approximately $4.4 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.73 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and six months ended March 31, 2009 and 2008, were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Weighted-average fair value of grants	$0.65	$2.36	$0.73	$2.59
Expected term in years	4.54	4.54	4.54	4.54
Estimated volatility	43%	47%	41%	47%
Risk-free interest rate	1.87%	2.76%	2.29%	3.18%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Estimated volatility was 43% in the three months ended March 31, 2009 and ranged from 45% to 47% in the three months ended March 31, 2008. Estimated volatility ranged from 40% to 43% and from 45% to 49% in the six months ended March 31, 2009 and March 31, 2008, respectively.

A summary of the Company’s stock option activity and related information for the six months ended March 31, 2009 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,755	$7.07
Granted	1,057	$1.96
Exercised	—	$—		$—
Cancelled/forfeited	(382)	$4.66

Outstanding at March 31, 2009	6,430	$6.37	4.83	$—

Vested and expected to vest after March 31, 2009	6,219	$6.48	4.78	$—
Exercisable at September 30, 2008	4,104	$7.49	4.59	$—
Exercisable at March 31, 2009	4,299	$7.53	4.26	$—

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2009 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2008	112	$5.60
Granted	—	$—
Vested	(36)	$—	$61
Forfeited	(7)	$5.60

Outstanding at March 31, 2009	69	$5.60	$103

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

During the three and six months ended March 31, 2009, employees purchased 270,000 shares for $0.4 million under the Company’s ESPP. During the three and six months ended March 31, 2008, employees purchased 67,000 shares for $0.3 million under the Company’s ESPP.

6.	Concentrations

In the three and six months ended March 31, 2009, revenue recognized for one distributor, accounted for 13% of net sales. In the three and six months ended March 31, 2008, no single customer accounted for over 10% of net sales.

7.	Inventories

The following is a summary of inventories by major category:

	March 31, 2009	September 30, 2008
	(In thousands)
Purchased components	$10,896	$11,856
Work-in-process	657	3,894
Finished goods	16,109	23,472

	$27,662	$39,222

During the three months and six months ended March 31, 2009, the Company recorded inventory write-downs of $3.2 million and $7.4 million, respectively. During the three and six months ended March 31, 2008, the Company recorded inventory write-downs of $3.8 million and $6.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, changes in unrealized gains and losses on investments and changes in retirement plan transition obligations.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(3,826)	$1,983	$(7,896)	$4,950
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1,714)	3,515	(2,953)	3,666
Change in unrealized gains (losses) on investments	204	(1,930)	1,439	(2,404)
Change in retirement plan transition obligation	(43)	(23)	(81)	(39)

Comprehensive income (loss)	$(5,379)	$3,545	$(9,491)	$6,173

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2009	September 30, 2008
	(In thousands)
Accumulated foreign currency translation adjustments	$(4,389)	$(1,436)
Accumulated net unrealized gain on Ralink	1,447	1,787
Accumulated net unrealized loss on SMIC	(2,288)	(2,525)
Accumulated net unrealized loss on other investments	—	(1,542)
Accumulated net retirement plan transition obligation	880	961
Accumulated net retirement plan actuarial losses	(139)	(139)

Total accumulated other comprehensive loss	$(4,489)	$(2,894)

9.	Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The total amount of unrecognized tax positions that would impact the effective rate is approximately $140,000 at March 31, 2009. In the three months and six months ended March 31, 2009, there was no change to the amount of the unrecognized tax benefits.

The Company recorded an income tax benefit of $42,000 and $102,000 for the three months and six months ended March 31, 2009, respectively. The income tax benefit recorded for the three and six month periods ended March 31, 2009 is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded represents this refund claim partially offset by state minimum taxes. The income tax provision for the three months and six months ended March 31, 2008 consists primarily of federal and state minimum taxes of $40,000 and $100,000, respectively.

10.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(3,826)	$1,983	$(7,896)	$4,950

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,508	28,160	25,556	32,374
Dilutive stock options and awards	—	276	—	294

Denominator for diluted net income (loss) per share	25,508	28,436	25,556	32,668

Basic net income (loss) per share	$(0.15)	$0.07	$(0.31)	$0.15

Diluted net income (loss) per share	$(0.15)	$0.07	$(0.31)	$0.15

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three months and six months ended March 31, 2009, 6,621,000 and 6,531,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2008, 4,851,000 and 4,702,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

11.	Common Stock Repurchase Program

The Company paid approximately $0.2 million and $70.0 million in connection with the repurchase of 124,946 shares and 10 million shares of its common stock during the three months ended March 31, 2009 and March 31, 2008, respectively. The Company paid approximately $3.2 million and $70.9 million in connection with the repurchase of 1,489,482 shares and 10,129,100 shares of its common stock during the six months ended March 31, 2009 and March 31, 2008, respectively. The Company has repurchased and retired an aggregate of 12,873,912 shares of common stock at a cost of approximately $81.7 million since September 2007. As of March 31, 2009, $6.6 million remained available under the existing share repurchase authorization.

The Company issues RSUs as part of its equity incentive plans. For a minority of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2009, the Company withheld 1,680 shares to satisfy approximately $3,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of the Company in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of the Company for insider trading in violation of California Corporations Code Sections 25402 and 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon the Company’s alleged stock option grant practices from 1995 through 2002. The Company is named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

On March 19, 2008, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. On March 31, 2009, the United States District Court for the Northern District of California granted preliminary approval of the settlement, which is subject to the court’s final approval hearing scheduled for June 5, 2009. The Company and its insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2009, the Company had approximately $6.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

13.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
		(In thousands)
Net sales
United States	$4,434	$9,824	$12,330	$18,806
China	1,757	2,839	3,175	3,883
Hong Kong	9,360	13,243	19,793	33,771
Japan	1,102	2,889	3,512	6,643
Taiwan	5,217	10,097	9,637	22,334
Other Asia Pacific countries	3,338	8,181	7,846	14,620
Europe	5,808	10,473	12,010	20,632
Other	237	500	615	705

Total net sales	$31,253	$58,046	$68,918	$121,394

	March 31, 2009	September 30, 2008
	(In thousands)
Long-lived assets
United States	$3,412	$3,569
Hong Kong	38	53
China	938	1,029
Taiwan	19,423	19,904

	$23,811	$24,555

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14.	Subsequent Events

On April 27, 2009, the Company announced its acquisition of Enable Semiconductor Corporation (Enable), a private Taiwan and Korea based company, formerly a subsidiary of Nanoamp Solutions, Inc. The Enable acquisition provides the Company with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in Known Good Die (KGD) and package format targeted at the portable consumer products market. The total purchase price was $3.5 million with the potential for additional contingent payments based on future operating results.

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

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In the six months ended March 31, 2009 and in fiscal 2008, approximately 87% and 88%, respectively, of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first six months of fiscal 2009 and in fiscal 2008. We expect average selling prices for our products to decline in the future, principally due to weak market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 82%, 85%, 84% and 82% in the first six months of fiscal 2009, the first six months of fiscal 2008, and in fiscal 2008 and fiscal 2007, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2009	2008	2008	2007
Asia	64%	67%	66%	67%
Europe	17	17	17	15
U.S.	18	15	16	18
Other	1	1	1	—

Total	100%	100%	100%	100%

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

Due to the tightening of the credit markets starting in late 2008 and continuing concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products, which is adversely affecting our revenues and harming our business and financial results. In addition, the recent uncertainty in the financial markets has had and is expected to continue to have an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession will likely continue through the remainder of 2009 and possibly longer. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We are experiencing and expect to continue to experience these adverse business conditions. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions in the June quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

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

Accounting for acquisitions and goodwill. We account for acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to the fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies”. This Statement amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This Statement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009. The impact of the adoption of this Statement will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. We will adopt the FSPs during the third quarter of our fiscal year 2009. We are still evaluating the impact, if any, the FSPs will have on our consolidated results of operations or financial condition.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 46% to $31.3 million in the three months ended March 31, 2009 from $58.0 million in the three months ended March 31, 2008. The decrease in net sales of $26.7 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was principally due to a significant decrease in DRAM revenue which was primarily the result of a decrease in unit shipments of our DRAM products and to a lesser extent a decline in average selling prices of such products. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 which contributed to the decline in our sales. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended March 31, 2009, revenue recognized for one distributor accounted for 13% of our net sales. In the three months ended March 31, 2008, no single customer accounted for 10% or more of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $6.8 million to $6.5 million in the three months ended March 31, 2009 from $13.3 million in the three months ended March 31, 2008. Our gross margin decreased to 20.7% in the three months ended March 31, 2009 from 22.9% in the three months ended March 31, 2008. Our gross profit for the three months ended March 31, 2009 included inventory write-downs of $3.2 million compared to $3.8 million of inventory write-downs in the three months ended March 31, 2008. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Excluding the impact of our inventory write-downs, our gross margin increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily as a result of a shift in our product mix to higher margin SRAM products from low margin commodity DRAM products. Our DRAM gross margin increased in the three months ended March 31, 2009 from the prior year period due to a shift in our DRAM product mix. Declines in the average selling prices of our SRAM products outweighed declines in the cost of our SRAM products in three months ended March 31, 2009 compared to the three months ended March 31, 2008 which contributed to a decrease in our SRAM gross margin. The decrease in our gross profit in the three months ended March 31, 2009 compared to March 31, 2008 was primarily a result of a decrease in unit shipments across all our products but more significantly for our DRAM products. Our gross profit for the three months ended March 31, 2009 and March 31, 2008 benefited from the sale of $0.5 million and $1.3 million, respectively, of previously written down products. Our gross profit for the three months ended March 31, 2008 benefited from approximately $0.2 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 15% to $4.2 million in the three months ended March 31, 2009 compared to $4.9 million in the three months ended March 31, 2008. As a percentage of net sales, research and development expenses increased to 13.4% in the three months ended March 31, 2009 from 8.5% in the three months ended March 31, 2008. The decrease in research and development expenses of $0.7 million can be attributed to a decrease in expenditures for masks and other product development costs in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We expect the dollar amount of our research and development expenses to increase in the June 2009 quarter due to costs associated with the development of new products and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 14% to $6.4 million in the three months ended March 31, 2009 from $7.5 million in the three months ended March 31, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% in the three months ended March 31, 2009 from 12.9% in the three months ended March 31, 2008. The decrease in selling, general and administrative expenses of $1.1 million can be attributed to a reduction in sales commissions in the March 2009 quarter as a result of our lower revenue and decreases in other expenses as a result of our cost reduction measures. As a result of our cost reduction measures, we expect the dollar amount of our selling, general and administrative expenses to decline in the June 2009 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Interest and other income, net. Interest and other income, net was $0.3 million in the three months ended March 31, 2009 compared to $1.1 million in the three months ended March 31, 2008. The $0.3 million of interest and other income in the three months ended March 31, 2009 is comprised of net interest income of $0.1 million and $0.3 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items. The $1.1 million of interest and other income in the three months ended March 31, 2008 was comprised of interest income of $0.7 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items. The decrease in interest income is primarily attributable to lower cash balances and a decrease in the interest rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Provision (benefit) for income taxes. We recorded an income tax benefit of $42,000 for the three months ended March 31, 2009 which is primarily a result of the American Recovery and Reinvestment Act of 2009. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service during 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim offset by state minimum taxes. The income tax provision for the three months ended March 31, 2008 consists primarily of federal and state minimum taxes of $40,000.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was income of $23,000 in the three months ended March 31, 2009 compared to a loss of $20,000 in the three months ended March 31, 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Net Sales. Net sales decreased by 43% to $68.9 million in the six months ended March 31, 2009 from $121.4 million in the six months ended March 31, 2008. The decrease in net sales of $52.5 million in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 was principally due to a significant decrease in DRAM revenue which was primarily the result of a decrease in unit shipments of our DRAM products and to a lesser extent a decline in average selling prices of such products. In addition, unit shipments of both our SRAM products and our ASSP products decreased in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 which contributed to the decline in our sales.

In the six months ended March 31, 2009, revenue recognized for one distributor accounted for 13% of our net sales. In the six months ended March 31, 2008, no single customer accounted for 10% or more of our net sales.

Gross profit. Gross profit decreased by $12.3 million to $14.2 million in the six months ended March 31, 2009 from $26.5 million in the six months ended March 31, 2008. Our gross margin decreased to 20.6% in the six months ended March 31, 2009 from 21.8% in the six months ended March 31, 2008. Our gross profit for the six months ended March 31, 2009 included inventory write-downs of $7.4 million while our gross margin for the six months ended March 31, 2008 included inventory write-downs of $6.3 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Excluding the impact of our inventory write-downs, our gross margin increased in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 primarily as a result of a shift in our product mix to higher margin SRAM products from low margin commodity DRAM products. The decrease in our gross profit in the six months ended March 31, 2009 compared to March 31, 2008 was primarily a result of a decrease in unit shipments across all our products but more significantly for our DRAM products. Our gross profit for the six months ended March 31, 2009 and March 31, 2008 benefited from the sale of $0.8 million and $1.9 million, respectively, of previously written down products. In addition, our gross profit for the six months ended March 31, 2008 benefited from approximately $0.6 million of revenue for a DRAM development project.

Research and development. Research and development expenses decreased by 3% to $9.4 million in the six months ended March 31, 2009 from $9.7 million in the six months ended March 31, 2008. As a percentage of net sales, research and development expenses increased to 13.6% in the six months ended March 31, 2009 from 8.0% in the six months ended March 31, 2008. The decrease in research and development expenses of $0.3 million can be attributed to a decrease in expenditures for masks and other product development costs in the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

Selling, general and administrative. Selling, general and administrative expenses decreased by 9% to $13.7 million in the six months ended March 31, 2009 from $15.1 million in the six months ended March 31, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% in the six months ended March 31, 2009 from 12.5% in the six months ended March 31, 2008. The decrease in selling, general and administrative expenses of $1.4 million was attributable to $0.5 million of expenses incurred in the six months ended March 31, 2008 related to our $70 million stock repurchase, a reduction in sales commission in the six months ended March 31, 2009 as a result of our lower revenue and decreases in other expenses as a result of our cost reduction measures.

Interest and other income, net. Interest and other income, net was $0.9 million in the six months ended March 31, 2009 compared to $3.2 million in the six months ended March 31, 2008. The $0.9 million of interest and other income in the six months ended March 31, 2009 was comprised of net interest income of $0.4 million and $0.7 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items. The $3.2 million of interest and other income in the six months ended March 31, 2008 was comprised of interest income of $2.4 million and $0.9 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Gain on sale of investments. In the six months ended March 31, 2009, there were no sales of investments. In the six months ended March 31, 2008, we sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC) for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million.

Provision (benefit) for income taxes. We recorded an income tax benefit of $0.1 million for the six months ended March 31, 2009 which is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by state minimum taxes. The income tax provision for the six months ended March 31, 2008 consists primarily of federal and state minimum taxes of $0.1 million.

Minority interest in net income (loss) of consolidated subsidiaries. The minority interest in net income (loss) of consolidated subsidiaries was a loss of $41,000 in the six months ended March 31, 2009 compared to a loss of $19,000 in the six months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $44.0 million. During the six months ended March 31, 2009, operating activities used cash of approximately $0.9 million compared to $1.1 million of cash provided in the six months ended March 31, 2008. The cash used by operations in the six months ended March 31, 2009 was primarily due to decreases in accounts payable of $21.6 million, decreases in accrued liabilities of $2.9 million and our net loss of $7.9 million adjusted for non-cash items of $4.2 million. This was offset by decreases in accounts receivable of $15.4 million, decreases in inventories of $10.1 million and decreases in other assets of $1.8 million. The cash provided by operations in the six months ended March 31, 2008 was primarily due to our net income of $5.0 million adjusted for non-cash items of $4.0 million, increases in accounts payable of $3.6 million, and decreases in other assets of $2.2 million. This was partially offset by increases in inventories of $11.7 million and increases in accounts receivable of $1.4 million.

In the six months ended March 31, 2009, we generated $0.2 million from investing activities compared to $52.8 million generated in the six months ended March 31, 2008. In the six months ended March 31, 2009, we generated $1.7 million from the net sales of available-for-sale securities. We also received proceeds of approximately $0.8 million from the minority investee in our consolidated subsidiary Wintram Inc. In the six months ended March 31, 2008, we generated $52.0 million from the net sales of available-for-sale securities. We also generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million.

In the six months ended March 31, 2009, we made capital expenditures of approximately $2.3 million compared to $1.9 million in the six months ended March 31, 2008. The expenditures in the six months ended March 31, 2009 were primarily for engineering tools and computer software. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $2.8 million for financing activities during the six months ended March 31, 2009 compared to $70.9 million used during the six months ended March 31, 2008. In the six months ended March 31, 2009, we used $3.2 million for the repurchase and retirement of our common stock and $11.9 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2009 were borrowings of $11.9 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.4 million from sales under our employee stock purchase plan. In the six months ended March 31, 2008, we used $70.9 million for the repurchase and retirement of our common stock and $8.3 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2008 were borrowings of $7.7 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.6 million from stock option exercises and sales under our employee stock purchase plan.

At March 31, 2009, our investment portfolio included $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has greatly diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of March 31, 2009. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities. As of March 31, 2009, we had no borrowings under this line of credit.

We have $6.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through January 2010. As of March 31, 2009, we had no outstanding borrowings under these short-term lines of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy the ICSI building. The land upon which the ICSI building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.9 million at March 31, 2009.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC
Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three and six months ended March 31, 2009, we recorded exchange losses of approximately $0.1 million and exchange gains of approximately $17,000, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $42.1 million at March 31, 2009 excluding $1.9 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.4 million decrease in our interest income. Included within our investment portfolio classified as long-term investments are $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at March 31, 2009 was approximately $1.1 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO) and its common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB 115 and have marked our investment to the market value as of March 31, 2009 with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in Ralink is approximately $0.4 million and the market value at March 31, 2009 was approximately $1.9 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2006, another purported shareholder derivative action was filed against certain current and former directors and officers of ISSI in the Superior Court of California for the County of Santa Clara, entitled Alex Chuzhoy v. Jimmy S.M. Lee, et al., Case No. 1:06-CV-074031. The complaint purports to assert claims against the individual defendants on behalf of ISSI for insider trading in violation of California Corporations Code Sections 25402 and 25502.5, breach of fiduciary duty including in connection with the alleged insider selling and misappropriation, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission, based upon our alleged stock option grant practices from 1995 through 2002. We are named solely as a nominal defendant. The complaint seeks damages in an unspecified amount against the individual defendants, an accounting, certain corporate governance changes, a constructive trust over the defendants’ stock options or proceeds, punitive damages, attorney’s fees, and other unspecified relief.

On March 19, 2008, we and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. On March 31, 2009, the United States District Court for the Northern District of California granted preliminary approval of the settlement, which is subject to the court’s final approval hearing scheduled for June 5, 2009. We and our insurers have agreed to pay up to $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs, subject to approval of the federal court.

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

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the recent tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the recent uncertainty in the financial markets and the recession in the U.S. and world economies, are negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurance that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession will likely continue through the remainder of 2009 and possibly longer. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, while we currently expect our revenue for the quarter ending June 30, 2009 to increase from our revenue in the quarter ended March 31, 2009, our expected revenue in the June 2009 quarter will still be significantly below that of the corresponding period of fiscal 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions in the June quarter relating to controlling our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the six months ended March 31, 2009 and in fiscal 2008, approximately 87% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter. This decline in revenue was primarily the result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter. This decline in revenue was primarily the result of a significant decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $58.5 million in our June 2008 quarter to $55.3 million in our September 2008 quarter. This decline in revenue was primarily the result of our strategic decision to reduce our sales of low margin commodity DRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We incurred a loss of $7.9 million in the six months ended March 31, 2009 and expect to incur a loss in the June 2009 quarter. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. Though we were profitable in fiscal 2007, we would not have been profitable in that year except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income. There is no assurance that we will achieve or maintain profitability in future periods. Our ability to achieve profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through March 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in the six months ended March 31, 2009, we repurchased 1,489,482 shares of our common stock in the open market at an aggregate price of approximately $3.2 million. In addition, in fiscal 2008, we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer. At March 31, 2009, we had outstanding authorization from our Board to purchase up to an additional $6.6 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our long-term investments are in auction rate securities and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to further adjust the carrying value of our investment through an impairment charge to earnings.

In February 2008, all the auctions of our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. In November 2008, we elected to participate in the Auction Rate Securities Rights offering by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. We are currently in an industry downturn and there is excess capacity in the marketplace. Adverse changes in industry conditions are likely to result in a further decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2009, in fiscal 2008 and in fiscal 2007, we recorded inventory write-downs of $7.4 million, $11.3 million, and $10.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Current and continued adverse economic conditions and the continued uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contactors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

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

Customers are requiring that we offer our products in lead-free packages. Governmental regulations in certain countries and customers’ intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead. We have responded by offering our products in lead-free versions. While the lead-free versions of our products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse effect on our results of operations.

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

From time to time, we may acquire other companies or assets that we believe to be complementary to our business. In this regard, in April 2009, we announced the acquisition of Enable Semiconductor Corporation a private Taiwan and Korea based company. Acquisitions may result in use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	difficulties in continuing to develop new technologies and deliver products to market on time;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

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

In the six months ended March 31, 2009, approximately 18% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at March 31, 2009 of approximately $1.1 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. In addition, we own shares in Ralink with a cost basis of approximately $0.4 million and a market value at March 31, 2009 of approximately $1.9 million. The market value of Ralink shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value.

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

Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees depends on general economic and industry conditions but such competition has been intense in prior periods of industry growth. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics such as the recent swine flu outbreak and other natural or manmade disasters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
January 1, 2009–January 31, 2009	—	$—	—	$6,810,882	(1)
February 1, 2009–February 28, 2009	124,946	$1.65	124,946	$6,604,992	(1)
March 1, 2009–March 31, 2009	—	$—	—	$6,604,992	(1)

Total	124,946	$1.65	124,946

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million of this approved amount to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million will be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Friday, February 6, 2009 at 3:30 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	22,055,153	878,145
Scott Howarth	22,053,258	880,040
Kong-Yeu Han	22,095,429	837,869
Paul Chien	22,069,939	863,359
Jonathan Khazam	22,098,701	834,597
Keith McDonald	21,289,349	1,643,949
Stephen Pletcher	22,017,907	915,391
Bruce A. Wooley	20,570,487	2,362,811
John Zimmerman	22,068,435	864,863

(b) Our stockholders approved a stock option exchange program for employees (excluding executive officers and directors) pursuant to which eligible employees were offered the opportunity to exchange their eligible options for a smaller number of new options at a lower exercise price with 10,096,124 votes in favor, 7,428,615 votes against, and 552,518 votes abstaining.

(c) Our stockholders approved an amendment to our 1993 Employee Stock Purchase Plan to increase by 750,000 shares to an aggregate of 4,400,000 shares the number of shares reserved for grant thereunder with 16,703,697 votes in favor, 723,408 votes against, and 650,152 votes abstaining.

(d) Our stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accountants for the fiscal year ending September 30, 2009, with 22,581,112 votes in favor, 305,910 votes against and 46,276 votes abstaining.

Item 6.	Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 10.1	1993 Employee Stock Purchase Plan, as amended.

Exhibit 10.2	Form of Change of Control Document.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	May 8, 2009	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)