Form 10-Q
period 2009-06-30
INTEGRATED SILICON SOLUTION INC
filed 2009-08-10
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2009 was 25,423,271.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1. Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$38,901	$58,494	$107,819	$179,888
Cost of sales	29,152	45,183	83,870	140,080

Gross profit	9,749	13,311	23,949	39,808

Operating expenses:
Research and development	4,980	5,541	14,374	15,250
Selling, general and administrative	5,958	8,102	19,667	23,227
Acquired in-process technology charge	710	—	710	—

Total operating expenses	11,648	13,643	34,751	38,477

Operating income (loss)	(1,899)	(332)	(10,802)	1,331
Interest and other income (expense), net	(68)	763	796	3,942
Gain on sale of investments	—	1,625	—	1,814

Income (loss) before income taxes and minority interest	(1,967)	2,056	(10,006)	7,087
Provision (benefit) for income taxes	50	41	(52)	141

Income (loss) before minority interest	(2,017)	2,015	(9,954)	6,946
Minority interest in net (income) loss of consolidated subsidiary	91	(17)	132	2

Net income (loss)	$(1,926)	$1,998	$(9,822)	$6,948

Basic net income (loss) per share	$(0.08)	$0.07	$(0.39)	$0.23

Shares used in basic per share calculation	25,410	26,658	25,507	30,469

Diluted net income (loss) per share	$(0.08)	$0.07	$(0.39)	$0.23

Shares used in diluted per share calculation	25,410	26,940	25,507	30,759

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2009	September 30, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,912	$42,175
Short-term investments	30,674	7,840
Accounts receivable, net (See Note 14)	24,617	34,741
Inventories	16,620	39,222
Other current assets	2,316	4,717

Total current assets	115,139	128,695
Property, equipment and leasehold improvements, net	23,443	24,555
Long-term investments	1,504	19,304
Purchased intangible assets, net	3,349	2,000
Goodwill	1,251	—
Other assets	1,429	1,397

Total assets	$146,115	$175,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,513	$35,171
Accrued compensation and benefits	3,671	3,729
Accrued expenses	5,494	8,157

Total current liabilities	25,678	47,057

Other long-term liabilities	656	715

Total liabilities	26,334	47,772

Commitments and contingencies (See Note 12)

Minority interest	2,305	789

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	309,961	310,712
Accumulated deficit	(190,253)	(180,431)
Accumulated other comprehensive loss	(2,235)	(2,894)

Total stockholders’ equity	117,476	127,390

Total liabilities and stockholders’ equity	$146,115	$175,951

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(9,822)	$6,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,989	2,620
Stock-based compensation	2,572	2,525
Amortization of intangibles	713	1,332
Gain on sale of investments	—	(1,814)
Acquired in-process technology charge	710	—
Net foreign currency transaction (gains) losses	220	(78)
Other non-cash items	(119)	(19)
Minority interest in net income (loss) of consolidated subsidiary	(132)	(2)
Net effect of changes in current and other assets and current liabilities	12,328	(7,532)

Net cash provided by operating activities	9,459	3,980

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(2,312)	(2,179)
Proceeds from sale of assets	3	—
Proceeds from sale of investments	—	4,522
Proceeds from minority shareholders of Wintram Inc. (Wintram)	831	—
Investment in Enable Semiconductor Corp. (Enable), net of cash	(2,682)	—
Purchases of available-for-sale securities	(11,900)	(62,519)
Proceeds from sales of available-for-sale securities	9,002	112,872

Cash provided by (used in) investing activities	(7,058)	52,696

Cash flows from financing activities
Repurchases and retirement of common stock	(3,730)	(70,858)
Proceeds from issuance of common stock	407	643
Proceeds from borrowings under short-term lines of credit	12,216	11,638
Principal payments of short-term lines of credit	(12,216)	(12,252)

Cash used in financing activities	(3,323)	(70,829)

Effect of exchange rate changes on cash and cash equivalents	(341)	618

Net decrease in cash and cash equivalents	(1,263)	(13,535)
Cash and cash equivalents at beginning of period	42,175	53,722

Cash and cash equivalents at end of period	$40,912	$40,187

Supplemental disclosures of cash flow information:
Intangibles received from minority shareholder	$818	$—

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

The Company’s operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

3. Impact of Recently Issued Accounting Standards

Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of the Company’s business combinations occurring on or after the beginning of fiscal 2010.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies”. This Statement amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This Statement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. The impact of the adoption of this Statement will depend on the nature and extent of the Company’s business combinations occurring on or after the beginning of fiscal 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principle” (SFAS No. 168). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company will update its disclosures to conform to the Codification in its Annual Report on Form 10-K for the fiscal year ending September 30, 2009.

Recently Adopted Accounting Pronouncements

During the first nine months of fiscal 2009, the Company adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB also issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active.

Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). The standard permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the items must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on October 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the three months or nine months ended June 30, 2009, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with an agreement with an investment firm.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Effective April 1, 2009, the Company adopted FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments”. FSP 107-1 requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.

Effective April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS No. 156). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued. The result of this disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

4. Fair Value Measurements

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

As of June 30, 2009, the Company’s financial assets utilizing Level 1 inputs included short-term and long-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At June 30, 2009, the Company’s investment portfolio included $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continues to earn interest on all of its

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

auction rate securities as of June 30, 2009. Due to adverse events in the credit markets, the auction rate securities held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available. In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the Company auction rate securities. The Agreement covers all of the Company’s auction rate securities as of June 30, 2009. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded pre-tax income of approximately $3.1 million, and recorded a corresponding long-term investment in the December 2008 quarter. At the same time, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized a pre-tax other-than-temporary impairment loss of approximately $3.1 million, reflecting a reversal of the related temporary valuation allowance that was previously recorded in accumulated other comprehensive loss. During the nine months ended June 30, 2009, the Company recognized realized gains on its trading securities of $1.3 million offset by the fair value loss adjustment to the Put Option of $1.3 million. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no significant net impact to the Company’s Consolidated Statement of Operations. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$15,995	$—	$15,995
Auction rate securities (2)	—	18,149	18,149
Auction rate securities Put Option (2)	—	1,801	1,801
Certificates of deposit (1)(2)	6,512	—	6,512
Mutual funds (2)	4,571	—	4,571
Ralink common stock (2)	2,103	—	2,103
Semiconductor Manufacturing International Corp. (SMIC) common stock (3)	1,504	—	1,504

Total	$30,685	$19,950	$50,635

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments
(3)	Included in long-term investments

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and nine months ended June 30, 2009:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009
	(In thousands)
Balance at beginning of period	$19,950	$—
Transfers into Level 3	—	18,403
Reversal of unrealized loss associated with transfer of securities to trading	—	1,547
Unrealized loss included in net loss	—	(3,093)
Acquisition of purchased Put Option	—	3,093

Balance at end of period	$19,950	$19,950

As of June 30, 3009, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Marketable securities consisted of the following:

June 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$15,995	$—	$—	$15,995
Certificates of deposit	6,512	—	—	6,512
Mutual funds	4,571	—	—	4,571
SMIC common stock	3,426	—	(1,922)	1,504
Ralink common stock	448	1,655	—	2,103

Total	30,952	1,655	(1,922)	30,685
Less: Amounts included in cash and cash equivalents	(18,457)	—	—	(18,457)

	$12,495	$1,655	$(1,922)	$12,228

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

September 30, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$15,551	$—	$—	$15,551
Certificates of deposit	3,568	—	—	3,568
Mutual funds	3,268	5	—	3,273
SMIC common stock	3,426	—	(2,525)	901
Ralink common stock	457	1,787	—	2,244

Total	26,270	1,792	(2,525)	25,537
Less: Amounts included in cash and cash equivalents	(16,796)	—	—	(16,796)

	$9,474	$1,792	$(2,525)	$8,741

5. Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”), which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At June 30, 2009, 3,014,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 generally expire seven years after the date of the grant. RSUs generally vest annually over a three-year period based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2009, 1,381,000 shares were available for future issuance under the ESPP.

Stock Option Exchange Program

The Company’s stockholders approved a stock option exchange program at the Company’s annual meeting held on February 6, 2009. On March 2, 2009, the Company commenced the stock option exchange program whereby eligible employees (which excluded executive officers and directors) were given the opportunity to exchange some or all of their outstanding options with exercise prices of $6.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. Pursuant to the stock option exchange program, which expired on April 1, 2009, a total of 208 eligible employees elected to exchange some or all of their eligible options. The Company accepted for cancellation eligible options to purchase 2,138,314 shares of the Company’s common stock, which were cancelled as of April 2, 2009. The Company issued new options to purchase up to 355,822 shares of the Company’s common stock under the Company’s 2007 Plan in exchange for the options surrendered. The new options have an exercise price of $1.65 per share, the closing price of the Company’s common stock on April 2, 2009. The incremental expense associated with the exchange of $37,000 being amortized over the vest period of one to two years.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R).

The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$40	$56	$152	$152
Research and development	284	367	1,066	1,001
Selling, general and administrative	406	495	1,354	1,372

Total stock-based compensation	$730	$918	$2,572	$2,525
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$730	$918	$2,572	$2,525

As of June 30, 2009, there was approximately $4.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.67 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. Excluding the options granted pursuant to the stock option exchange program, the weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2009 and 2008, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Weighted-average fair value of grants	$0.97	$2.43	$0.77	$2.56
Expected term in years	4.54	4.54	4.54	4.54
Estimated volatility	44%	44%	42%	47%
Risk-free interest rate	2.13%	3.26%	2.26%	3.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Estimated volatility ranged from 43% to 46% and from 43% to 45% in the three months ended June 30, 2009 and June 30, 2008, respectively. Estimated volatility ranged from 40% to 46% and from 43% to 49% in the nine months ended June 30, 2009 and June 30, 2008, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2009 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,755	$7.07

Granted	1,661	$1.97
Exercised	(10)	$1.67		$7
Cancelled/forfeited	(2,644)	$7.64

Outstanding at June 30, 2009	4,762	$4.98	4.91	$355

Vested and expected to vest after June 30, 2009	4,553	$5.08	4.85	$328

Exercisable at September 30, 2008	4,104	$7.49	4.59	$—

Exercisable at June 30, 2009	2,621	$6.30	4.18	$82

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2009 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2008	112	$5.60

Granted	—	$—
Vested	(36)	$—	$61
Forfeited	(9)	$5.60

Outstanding at June 30, 2009 , 2007	67	$5.60	$143

During the three and nine months ended June 30, 2009, employees purchased 270,000 shares of common stock for $0.4 million under the Company’s ESPP. During the three and nine months ended June 30, 2008, employees purchased 67,000 shares of common stock for $0.3 million under the Company’s ESPP.

6. Concentrations

In the three and nine months ended June 30, 2009, revenue recognized for one distributor, accounted for 15% and 13% of net sales, respectively. In the three and nine months ended June 30, 2008, no single customer accounted for over 10% of net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Inventories

The following is a summary of inventories by major category:

	June 30, 2009	September 30, 2008
	(In thousands)
Purchased components	$6,036	$11,856
Work-in-process	936	3,894
Finished goods	9,648	23,472

	$16,620	$39,222

During the three months and nine months ended June 30, 2009, the Company recorded inventory write-downs of $2.0 million and $9.4 million, respectively. During the three and nine months ended June 30, 2008, the Company recorded inventory write-downs of $1.7 million and $8.0 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, changes in unrealized gains and losses on investments and changes in retirement plan transition obligations.

Comprehensive income (loss), net of taxes, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(1,926)	$1,998	$(9,822)	$6,948
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1,675	26	(1,278)	3,692
Change in unrealized gains (losses) on investments	574	3,703	2,013	1,299
Change in retirement plan transition obligation	5	(20)	(76)	(59)

Comprehensive income (loss)	$328	$5,707	$(9,163)	$11,880

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2009	September 30, 2008
	(In thousands)
Accumulated foreign currency translation adjustments	$(2,714)	$(1,436)
Accumulated net unrealized gain on Ralink	1,655	1,787
Accumulated net unrealized loss on SMIC	(1,922)	(2,525)
Accumulated net unrealized loss on other investments	—	(1,542)
Accumulated net retirement plan transition obligation	885	961
Accumulated net retirement plan actuarial losses	(139)	(139)

Total accumulated other comprehensive loss	$(2,235)	$(2,894)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The total amount of unrecognized tax positions that would impact the effective rate was approximately $140,000 at June 30, 2009. In the three months and nine months ended June 30, 2009, there was no change to the amount of the unrecognized tax benefits.

The Company recorded an income tax provision of $50,000 and an income tax benefit of $52,000 for the three months and nine months ended June 30, 2009, respectively. The income tax provision recorded for the three month period ended June 30, 2009 represents a discrete adjustment to the amount of previously recorded tax provision, state minimum taxes and foreign taxes. The income tax benefit for the nine month period ended June 30, 2009 is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded represents this refund claim partially offset by state minimum taxes and foreign taxes. The income tax provision for the three month and nine months ended June 30, 2008 consists primarily of federal and state minimum taxes of $41,000 and $141,000, respectively.

10. Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(1,926)	$1,998	$(9,822)	$6,948

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,410	26,658	25,507	30,469
Dilutive stock options and awards	—	282	—	290

Denominator for diluted net income (loss) per share	25,410	26,940	25,507	30,759

Basic net income (loss) per share	$(0.08)	$0.07	$(0.39)	$0.23

Diluted net income (loss) per share	$(0.08)	$0.07	$(0.39)	$0.23

For the three months and nine months ended June 30, 2009, 4,584,000 and 5,920,000 shares subject to stock options were excluded from diluted earnings per share by the application of the treasury stock method. The diluted earnings per share calculations for the three months and nine months ended June 30, 2009 do not include approximately 36,000 and 3,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the three months and nine months ended June 30, 2008, 5,077,000 and 4,827,000 shares subject to stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Common Stock Repurchase Program

The Company paid approximately $0.6 million in connection with the repurchase of 231,874 shares of its common stock during the three months ended June 30, 2009. The Company paid approximately $3.7 million and $70.9 million in connection with the repurchase of 1,721,356 shares and 10,129,100 shares of its common stock during the nine months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, the Company had repurchased and retired an aggregate of 13,105,786 shares of common stock at a cost of approximately $82.3 million since September 2007. As of June 30, 2009, $6.0 million remained available under the existing share repurchase authorization.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2009, the Company withheld 1,680 shares to satisfy approximately $3,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

On March 19, 2008, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. On June 9, 2009, the United States District Court for the Northern District of California granted final approval of the settlement and dismissed the action with prejudice. Pursuant to the settlement, and the final judgment, the Company and its insurers paid $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. Thereafter, on July 14, 2009, the parties to the state shareholder derivative action submitted to the state court a stipulation to dismiss that action with prejudice. At this time, the state court has not taken any action in connection with that stipulation.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. The parties are currently involved in discovery.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2009, the Company had approximately $15.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Net sales
United States	$4,203	$9,335	$16,533	$28,141
China	2,506	2,102	5,681	5,985
Hong Kong	12,145	16,507	31,938	50,278
Japan	1,724	3,179	5,236	9,822
Korea	3,942	3,103	7,686	8,555
Taiwan	7,029	8,196	16,666	30,530
Other Asia Pacific countries	2,582	5,718	6,684	14,886
Europe	4,479	10,124	16,489	30,756
Other	291	230	906	935

Total net sales	$38,901	$58,494	$107,819	$179,888

	June 30, 2009	September 30, 2008
	(In thousands)
Long-lived assets
United States	$3,159	$3,569
Hong Kong	34	53
China	877	1,029
Taiwan	19,373	19,904

	$23,443	$24,555

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Related Party Transactions

The Company sells memory products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, our Executive Chairman, has been a director of Chrontel since July 1995. For the three and nine months ended June 30, 2009 sales to Chrontel were approximately $350,000 and $446,000, respectively. Accounts receivable from Chrontel was approximately $133,000 and $81,000 at June 30, 2009 and September 30, 2008, respectively.

15. Acquisition of Enable Semiconductor Corporation

On April 27, 2009, the Company announced its acquisition of Enable Semiconductor Corporation (Enable), a private Taiwan and Korea based company, formerly a subsidiary of Nanoamp Solutions, Inc. The Company acquired 100% of the equity of Enable and effective April 27, 2009 began consolidating the results of Enable. The Enable acquisition provides the Company with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in Known Good Die (KGD) and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results.

The allocation of the purchase price of Enable includes both tangible assets and acquired intangibles including both developed technology as well as in-process technology (IPR&D). The excess of the purchase price over the fair value allocated to the net assets is goodwill. The Company currently does not expect to receive a tax benefit for goodwill. The amounts allocated to IPR&D were expensed in the Company’s quarter ending June 30, 2009 as it was deemed to have no future alternative use.

The estimated purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,643
Liabilities assumed	(2,162)

Intangible assets:
In-process technology	710
Developed technology	1,240
Goodwill	1,251

Total estimated purchase price allocation	$2,682

The developed technology is being amortized over five years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In the nine months ended June 30, 2009 and in fiscal 2008, approximately 87% and 88%, respectively, of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first nine months of fiscal 2009 and in fiscal 2008. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

Revenue from product sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. A portion of our sales is made to distributors under agreements that provides for the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with credits that will be issued to these distributors, we defer recognition of such sales until our products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates or product return privileges is recognized at the time our products are sold by us to the distributors.

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 84%, 84% and 82% in the first nine months of fiscal 2009, the first nine months of fiscal 2008, and in fiscal 2008 and fiscal 2007, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2009	2008	2008	2007
Asia	69%	67%	66%	67%
Europe	15	17	17	15
U.S.	15	16	16	18
Other	1	—	1	—

Total	100%	100%	100%	100%

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

Due to the tightening of the credit markets starting in late 2008 and continuing concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products, which is adversely affecting our revenues and harming our business and financial results. In addition, the recent uncertainty in the financial markets has had and is expected to continue to have an adverse effect on the U.S. and world economies, which is negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession will likely continue through the remainder of 2009 and possibly longer. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We are experiencing and expect to continue to experience these adverse business conditions. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

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

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3: Impact of Recently Issued Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 34% to $38.9 million in the three months ended June 30, 2009 from $58.5 million in the three months ended June 30, 2008 as a result of the global economic slowdown. The decrease in net sales of $19.6 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was principally due to a significant decrease in both our DRAM and SRAM revenue which was primarily the result of a decrease in unit shipments of our DRAM and SRAM products and to a lesser extent a decline in average selling prices of such products. In addition, unit shipments of our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 which contributed to the decline in our sales. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended June 30, 2009, revenue recognized for one distributor accounted for 15% of our net sales. In the three months ended June 30, 2008, no single customer accounted for 10% or more of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $3.6 million to $9.7 million in the three months ended June 30, 2009 from $13.3 million in the three months ended June 30, 2008. Our gross margin increased to 25.1% in the three months ended June 30, 2009 from 22.8% in the three months ended June 30, 2008. Our gross margin for the three months ended June 30, 2009 included inventory write-downs of $2.0 million compared to $1.7 million of inventory write-downs in the three months ended June 30, 2008. The inventory write-downs were for lower of cost or market accounting and excess and obsolescence issues on certain of our products. Our gross margin for the three months ended June 30, 2009 and June 30, 2008 benefited from the sale of $1.4 million and $0.7 million, respectively, of previously written down products. Excluding the impact of our inventory write-downs, our gross margin increased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of a shift in our product mix to higher margin SRAM and focus DRAM products from lower margin commodity DRAM products. The decrease in our gross profit in the three months ended June 30, 2009 compared to June 30, 2008 was primarily a result of a decrease in unit shipments across all our products but more significantly for our DRAM products. Our gross profit for the three months ended June 30, 2008 benefited from approximately $0.1 million for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 10% to $5.0 million in the three months ended June 30, 2009 compared to $5.5 million in the three months ended June 30, 2008. As a percentage of net sales, research and development expenses increased to 12.8% in the three months ended June 30, 2009 from 9.5% in the three months ended June 30, 2008. The decrease in research and development expenses of $0.5 million can be attributed to a decrease in testing fees and other product development costs in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 partially offset by an increase in expenditures for masks and additional expenses from Enable Semiconductor Corporation (Enable) which we acquired in April 2009. We expect the dollar amount of our research and development expenses to increase in the September 2009 quarter due to costs associated with the development of new products and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 26% to $6.0 million in the three months ended June 30, 2009 from $8.1 million in the three months ended June 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 15.3% in the three months ended June 30, 2009 from 13.9% in the three months ended June 30, 2008. The decrease in selling, general and administrative expenses of $2.1 million can be attributed to a reduction in sales commissions in the June 2009 quarter as a result of our lower revenue and decreases in payroll and other expenses as a result of our cost reduction measures. We expect the dollar amount of our selling, general and administrative expenses to increase in the September 2009 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Acquired in-process technology charge. In April 2009, we acquired Enable, a private Taiwan and Korea based company. The Enable acquisition provides us with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in KGD and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results. The estimated allocation of the purchase price of Enable includes both tangible assets and acquired intangibles including both developed technology as well as acquired in-process technology (IPR&D). In the three months ended June 30, 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. In accordance with SFAS 141, the $0.7 million allocated to IPR&D was expensed in the three months ending June 30, 2009 as it was deemed to have no future alternative use.

Interest and other income (expense), net. Interest and other income (expense), net was expense of $0.1 million in the three months ended June 30, 2009 compared to income of $0.8 million in the three months ended June 30, 2008. The $0.1 million of interest and other income (expense) in the three months ended June 30, 2009 is comprised of $0.2 million in foreign exchange losses and $0.2 million in various other expense items offset in part by $0.2 million in rental income from the lease of excess space in our Taiwan facility and net interest income of $0.1 million. The $0.8 million of interest and other income in the three months ended June 30, 2008 was comprised primarily of interest income of $0.3 million and $0.5 million in rental income from the lease of excess space in our Taiwan facility.

Gain on sale of investments. In the three months ended June 30, 2009, there were no gains on the sale of investments. The gain on the sale of investments was $1.6 million in the three months ended June 30, 2008 as we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million.

Provision for income taxes. We recorded an income tax provision of $50,000 for the three months ended June 30, 2009 which represents a discrete adjustment to the amount of previously recorded tax provision, state minimum taxes and foreign taxes. The income tax provision for the three months ended June 30, 2008 consists primarily of federal and state minimum taxes of $41,000.

Minority interest in net (income) loss of consolidated subsidiaries. The minority interest in net (income) loss of consolidated subsidiaries was a loss of $91,000 in the three months ended June 30, 2009 compared to income of $17,000 in the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Net Sales. Net sales decreased by 40% to $107.8 million in the nine months ended June 30, 2009 from $179.9 million in the nine months ended June 30, 2008 as a result of the global economic slowdown. The decrease in net sales of $72.1 million in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 was principally due to a significant decrease in DRAM revenue which was primarily the result of a decrease in unit shipments of our DRAM products and to a lesser extent a decline in average selling prices of such products. In addition, unit shipments of both our SRAM products and our ASSP products decreased in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 which contributed to the decline in our sales.

In the nine months ended June 30, 2009, revenue recognized for one distributor accounted for 13% of our net sales. In the nine months ended June 30, 2008, no single customer accounted for 10% or more of our net sales.

Gross profit. Gross profit decreased by $15.9 million to $23.9 million in the nine months ended June 30, 2009 from $39.8 million in the nine months ended June 30, 2008. Our gross margin was 22.2% in the nine months ended June 30, 2009 compared to 22.1% in the nine months ended June 30, 2008. Our gross margin for the nine months ended June 30, 2009 included inventory write-downs of $9.4 million while our gross margin for the nine months ended June 30, 2008 included inventory write-downs of $8.0 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the nine months ended June 30, 2009 and June 30, 2008 benefited from the sale of $2.1 million and $2.6 million, respectively, of previously written down products. Excluding the impact of our inventory write-downs, our gross margin increased in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 primarily as a result of a shift in our product mix to higher margin SRAM and focus DRAM products from lower margin commodity DRAM products. The decrease in our gross profit in the nine months ended June 30, 2009 compared to June 30, 2008 was primarily a result of a decrease in unit shipments across all our products but more significantly for our DRAM products. In addition, our gross profit for the nine months ended June 30, 2008 benefited from approximately $0.7 million of service revenue for a DRAM development project.

Research and development. Research and development expenses decreased by 6% to $14.4 million in the nine months ended June 30, 2009 from $15.3 million in the nine months ended June 30, 2008. As a percentage of net sales, research and development expenses increased to 13.3% in the nine months ended June 30, 2009 from 8.5% in the nine months ended June 30, 2008. The decrease in research and development expenses of $0.9 million can be attributed to decrease in testing fees and other product development costs in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 partially offset by an increase in expenditures for masks.

Selling, general and administrative. Selling, general and administrative expenses decreased by 15% to $19.7 million in the nine months ended June 30, 2009 from $23.2 million in the nine months ended June 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 18.2% in the nine months ended June 30, 2009 from 12.9% in the nine months ended June 30, 2008. The decrease in selling, general and administrative expenses of $3.5 million was attributable to a reduction in sales commission in the nine months ended June 30, 2009 as a result of our lower revenue, decreases in payroll and other expenses as a result of our cost reduction measures, and $0.5 million of expenses incurred in the nine months ended June 30, 2008 related to our $70 million stock repurchase.

Acquired in-process technology charge. In the nine months ended June 30, 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. The $0.7 million allocated to IPR&D was expensed in the nine months ending June 30, 2009 as it was deemed to have no future alternative use.

Interest and other income, net. Interest and other income, net was $0.8 million in the nine months ended June 30, 2009 compared to $3.9 million in the nine months ended June 30, 2008. The $0.8 million of interest and other income in the nine months ended June 30, 2009 was comprised of net interest income of $0.5 million and $1.0 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items including foreign exchange losses of $0.2 million. The $3.9 million of interest and other income in the nine months ended June 30, 2008 was comprised primarily of interest income of $2.7 million and $1.3 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Gain on sale of investments. In the nine months ended June 30, 2009, there were no gains on the sale of investments. The gain on the sale of investments was $1.8 million in the nine months ended June 30, 2008 as we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In addition, in the nine months ended June 30, 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million.

Provision (benefit) for income taxes. We recorded an income tax benefit of $52,000 for the nine months ended June 30, 2009 which is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by foreign taxes and state minimum taxes. The income tax provision for the nine months ended June 30, 2008 consists primarily of federal and state minimum taxes of $141,000.

Minority interest in net loss of consolidated subsidiaries. The minority interest in net loss of consolidated subsidiaries was a loss of $132,000 in the nine months ended June 30, 2009 compared to a loss of $2,000 in the nine months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $71.6 million. During the nine months ended June 30, 2009, operating activities provided cash of approximately $9.5 million compared to $4.0 million provided in the nine months ended June 30, 2008. The cash provided by operations in the nine months ended June 30, 2009 was primarily due to decreases in inventories of $22.0 million, decreases in accounts receivable of $10.9 million, and decreases in other assets of $2.8 million. These items were offset by decreases in accounts payable of $20.3 million, decreases in accrued liabilities of $3.1 million and our net loss of $9.8 million adjusted for non-cash items of $7.0 million. The cash provided by operations in the nine months ended June 30, 2008 was primarily due to our net income of $6.9 million adjusted for non-cash items of $4.6 million, decreases in other assets of $1.2 million and increases in accrued liabilities of $0.8 million. These items were partially offset by increases in inventories of $6.4 million, increases in accounts receivable of $2.0 million, and decreases in accounts payable of $1.1 million.

In the nine months ended June 30, 2009, we used $7.1 million for investing activities compared to $52.7 million generated in the nine months ended June 30, 2008. In the nine months ended June 30, 2009, we used $2.9 million for net purchases of available-for-sale securities and approximately $2.7 million for our acquisition of Enable which is comprised of cash used for the purchase of Enable shares less cash acquired as a result of our consolidation of Enable. In the nine months ended June 30, 2009, we received proceeds of approximately $0.8 million from the minority investee in our consolidated subsidiary Wintram Inc. In the nine months ended June 30, 2008, we generated $50.4 million from the net sales of available-for-sale securities, approximately $1.8 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $1.6 million, and approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million.

In the nine months ended June 30, 2009, we made capital expenditures of approximately $2.3 million compared to $2.2 million in the nine months ended June 30, 2008. The expenditures in the nine months ended June 30, 2009 were primarily for engineering tools and computer software. We expect to spend approximately $1.5 million to $3.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $3.3 million for financing activities during the nine months ended June 30, 2009 compared to $70.8 million used during the nine months ended June 30, 2008. In the nine months ended June 30, 2009, we used $3.7 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2009 were borrowings of $12.2 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.4 million from sales under our employee stock purchase plan and from stock option exercises. In the nine months ended June 30, 2008, we used $70.9 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2008 were borrowings of $11.6 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.7 million from stock option exercises and sales under our employee stock purchase plan.

At June 30, 2009, our investment portfolio included $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has greatly diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of June 30, 2009. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities. As of June 30, 2009, we had no borrowings under this line of credit.

We have $12.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2010. As of June 30, 2009, we had no outstanding borrowings under these short-term lines of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose, California and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy our building. The land upon which our building in HsinChu, Taiwan is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.6 million at June 30, 2009.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In both the three and nine months ended June 30 2009, we recorded exchange losses of approximately $0.2 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $69.5 million at June 30, 2009 excluding $2.1 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.7 million decrease in our interest income. Included within our investment portfolio classified as long-term investments are $20.0 million par value ($18.1 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced some market risk and liquidity issues related to auction rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB 115 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at June 30, 2009 was approximately $1.5 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO) and its common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB 115 and have marked our investment to the market value as of June 30, 2009 with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in Ralink is approximately $0.4 million and the market value at June 30, 2009 was approximately $2.1 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value.

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2009, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2008, we and the individual defendants agreed with the plaintiffs-shareholders to settle both the federal and state shareholder derivative actions. On June 9, 2009, the United States District Court for the Northern District of California granted final approval of the settlement and dismissed the action with prejudice. Pursuant to the settlement, and the final judgment, we and our insurers paid $2.1 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. Thereafter, on July 14, 2009, the parties to the state shareholder derivative action submitted to the state court a stipulation to dismiss that action with prejudice. At this time, the state court has not taken any action in connection with that stipulation.

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. The parties are currently involved in discovery.

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

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the continued tightening of the credit markets and concerns regarding the availability of credit, our current or potential customers have delayed or reduced purchases of our products which is adversely affecting our revenues and harming our business and financial results. In addition, the continued uncertainty in the financial markets and the recession in the U.S. and world economies, are negatively impacting the spending patterns of businesses including our current and potential customers. There can be no assurance that the government responses to the disruptions in the financial markets will restore confidence in the U.S. and global markets. The global industrial economy is currently in a recession. Many economists and other experts are predicting that this recession will likely continue through the remainder of 2009 and possibly longer. We are unable to predict how deep or how long the recession will last. We expect our business to be adversely impacted by any significant or prolonged downturn in the U.S. or global economies. In particular, while we currently expect our revenue for the quarter ending September 30, 2009 to increase from our revenue in the quarter ended June 30, 2009, our expected revenue in the September 2009 quarter will still be significantly below our revenue in the corresponding period of fiscal 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the nine months ended June 30, 2009 and in fiscal 2008, approximately 87% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We incurred a loss of $9.8 million in the nine months ended June 30, 2009, which included a $0.7 million charge for acquired in-process technology and we expect to incur a loss in the September 2009 quarter. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. Though we were profitable in fiscal 2007, we would not have been profitable in that year except that we achieved significant income from non-operating activities such as gains on the sale of investments and interest income. There is no assurance that we will achieve or maintain profitability in future periods. Our ability to achieve profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation as required by SFAS 123R. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

We have used and plan to use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through June 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in the nine months ended June 30, 2009, we repurchased 1,721,356 shares of our common stock in the open market at an aggregate price of approximately $3.7 million. In addition, in fiscal 2008, we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer. At June 30, 2009, we had outstanding authorization from our Board to purchase up to an additional $6.0 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our short-term investments include auction rate securities and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to further adjust the carrying value of our investment through an impairment charge to earnings.

In February 2008, all of the auctions for our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for an other than temporary decline in the fair values. In November 2008, we elected to participate in the Auction Rate Securities Rights offering by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. We are currently in an industry downturn and there is excess capacity in the marketplace. Adverse changes in industry conditions are likely to result in a further decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2009, in fiscal 2008 and in fiscal 2007, we recorded inventory write-downs of $9.4 million, $11.3 million, and $10.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

We may encounter difficulties in effectively integrating newly acquired businesses.

From time to time, we may acquire other companies or assets that we believe to be complementary to our business. In this regard, in April 2009, we announced the acquisition of Enable Semiconductor Corporation, a private Taiwan and Korea based company. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

There is no assurance that any of our recent or future acquisitions will contribute positively to our business or operating results.

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

In the nine months ended June 30, 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 69% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

Over the last several years, we have acquired equity positions for strategic reasons in other technology companies and we may make similar equity purchases in the future. In this regard, we own shares in SMIC with a cost basis of approximately $3.4 million and a market value at June 30, 2009 of approximately $1.5 million. The market value of SMIC shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results. In addition, we own shares in Ralink with a cost basis of approximately $0.4 million and a market value at June 30, 2009 of approximately $2.1 million. The market value of Ralink shares is subject to fluctuation and our carrying value will be subject to adjustments to reflect the current market value.

We may experience difficulties in complying with Sarbanes-Oxley Section 404 in future periods.

We concluded that our internal control over financial reporting was effective at September 30, 2008. A key element of Section 404 compliance involves an analysis of management information systems (MIS). We completed the implementation of a new worldwide MIS system in the December 2008 quarter. If in the future we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our stock price.

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

Terrorist acts, conflicts or wars, as well as future events occurring in response or connection to them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies (such as the war in Iraq), conflict between China and Taiwan, or trade disruptions impacting our domestic or foreign suppliers or our customers, may impact our operations and may, among other things, cause delays or losses in the delivery of wafers or other products to us and decreased sales of our products. More generally, these events have in the past affected, and any future events are expected to affect, the general economy and customer demand for products sold by our customers. Any of these occurrences could have a significant impact on our operating results, revenues and costs, which in turn may result in increased volatility in our common stock price and a decline in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
April 1, 2009–April 30, 2009	—	$—	—	$6,604,992	(1)
May 1, 2009–May 31, 2009	186,874	$2.36	186,874	$6,163,842	(1)
June 1, 2009–June 30, 2009	45,000	$2.57	45,000	$6,048,382	(1)

Total	231,874	$2.40	231,874

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million of this approved amount to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million is expected to be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18. As indicated in the above table, as of June 30, 2009, approximately $6.0 million remained available under our repurchase program.

Item 6. Exhibits

(a) The following exhibits are filed as a part of this report.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: August 10, 2009	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)