Form 10-K
period 2009-09-30
INTEGRATED SILICON SOLUTION INC
filed 2009-12-22
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2009 (the last business day of the registrant’s second quarter of fiscal 2009), was approximately $28.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 15, 2009 was 24,881,239.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 11 and elsewhere in this report.

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

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking, (iii) mobile communications, (iv) automotive electronics and (v) industrial. Our primary products are high speed and low power SRAM and low and medium density DRAM. In fiscal 2009, approximately 86% of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

Our outsourced manufacturing model is based upon a history of long standing relationships with key Asian foundries such as Taiwan Semiconductor Manufacturing Corporation (TSMC), Chartered Semiconductor Manufacturing, and Semiconductor Manufacturing International Corporation (SMIC). We have an established presence in the important Asian market that includes our design groups in Shanghai, China and Hsinchu, Taiwan. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our world headquarters are in San Jose, California.

Our customers include leaders in each of our five target markets, including LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Polycom, Tellabs, UT Starcom and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Autonet, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens and Tyco in industrial applications. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

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

As more consumers and businesses utilize the internet and broadband communications networks, the demand for networking products has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, MP3 audio files and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products, such as cable and DSL modems, switches and routers, require optimized high speed memory architectures to maximize bus bandwidth and speed data transfer.

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

The industrial memory market matches our strategy of providing long-term customer support. Memory products are used in various industrial applications such as power management, imaging, point of sale terminals, bar code scanners, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM and EEPROM products that meet the needs of the industrial market segment.

Integrated circuits that address the semiconductor memory market can be segmented into volatile memory, such as DRAM and SRAM, and non-volatile memory, such as Flash and EEPROM. Volatile memory loses its data if the power is turned off, while non-volatile memory retains its data when the power is turned off. SRAM is used for applications that require very high speed access to stored data and it typically requires four to six transistors to store each bit of data. DRAM uses only a single transistor to store each bit of data. As a result, the storage capacity of DRAM tends to be much greater than that of SRAM. SRAM is faster than DRAM, but more expensive on a cost per bit basis. The same equipment manufacturers that use high performance SRAM may also use low and medium density DRAM and such products can be sold through the same channels.

System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power or both. High speed SRAM is used in applications such as base stations, aggregators, routers, switches, modems and peripherals. Low power SRAM is used in applications such as wireless handheld devices and mobile phones.

The DRAM market can be segmented into high density devices (currently 1 Gb and above) and low and medium density devices (currently 512 Mb and below). High density DRAM is used in applications that require high capacity storage, such as PCs and other high-end computing devices. Currently, DRAM in PCs is migrating from 1 Gb to 2 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers may seek a new long-term, steady supply of these products. We focus on providing long-term support for these low and medium density DRAM products.

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

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of the legacy, smaller to medium density products that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, mobile communications, automotive electronic and industrial markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are all located in Asia. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

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

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a broad range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product targeting high-end networking applications and a 512 Mb DDR DRAM product targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan and China and have a full complement of research and development and sales and marketing capability in these Asian subsidiaries.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Polycom, Tellabs, UT Starcom and ZTE in networking; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Autonet, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens and Tyco in industrial applications. We target these customers because we believe they drive high volumes in their markets and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and broaden our customer base.

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

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics	Industrial
LG Electronics	Alcatel-Lucent	Ericsson	Bosch	General Electric
NEC	Cisco	Garmin	Bose	Hypercom
Panasonic	Foxconn	LG Electronics	Continental	Ingenico
Samsung	Fujitsu	Motorola	Delphi	Philips
Sharp	Huawei	Nokia	Harman Becker	Siemens
Sony	Polycom	VTech	Johnson Controls	Tyco
Toshiba	Tellabs		Hyundai Autonet
	UT Starcom		Kenwood
	ZTE		Panasonic
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

In fiscal 2009, revenue recognized for one distributor, accounted for approximately 13% of our total net sales. In fiscal 2008 and fiscal 2007, no single customer accounted for over 10% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 85%, 84%, and 82% in fiscal 2009, 2008, and 2007, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2009	2008	2007
Asia	70%	66%	67%
Europe	14	17	15
U.S.	15	16	18
Other	1	1	—

Total	100%	100%	100%

Information regarding our long-lived assets is contained in Note 14 to our Consolidated Financial Statements.

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

See page 27 of this Report on Form 10-K for a discussion of the impact of seasonality on our business. See “Risk Factors” for information regarding risks related to our international operations.

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. In particular, our SRAM products are used in WLANs, cell phones, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, medical equipment, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, voice over internet protocol (VOIP), printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

Prior to fiscal 2003, SRAM products generated a majority of our revenue, initially for high performance, low cost SRAM for PC cache memory applications and subsequently for networking and telecommunications applications. In 1997, we introduced our first low and medium density DRAM products for use in the consumer electronics market. As a result of growth in the consumer electronics market and diversification into other applications, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment such as base stations, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for wireless applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance switches and routers, as well as in automotive applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging. We are also developing certain Psuedo SRAM products as a cost effective replacement for ultra low power SRAMs.

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the main memory DRAM market and we do not compete in markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb DRAM products, including a 1.8 volt low power version of our 16, 64, 128 and 256 Mb synchronous DRAM (SDRAM) products. Applications for our low and medium density DRAM products include products such as WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.

ASSP and Other Products.    Our ASSP products include high performance serial EEPROM, SmartCard and selected other products. Applications for our EEPROM products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. We currently sell 1 Kb to 256 Kb Serial EEPROM products. These products are offered in two-wire, microwire and serial peripheral interface protocols. Applications for our Smartcard products include transportation passes, payment cards, health care cards and other cards that store secure data. We currently sell 1 Kb to 256 Kb SmartCard products. These products are offered in two-wire, secure serial, MCU based and contactless protocols. Sales from our ASSP products constituted approximately 14%, 12% and 14% of our total revenue in fiscal 2009, 2008, and 2007, respectively.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy gives us a competitive advantage and enables us to achieve the early introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with Chartered Semiconductor, IBM, Nanya, Powerchip, SMIC, and TSMC.

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

In the market for SRAM products we compete with several domestic and international semiconductor companies including Cypress, Etron, GSI Technology, Integrated Device Technology, NEC, Renesas Technology, Samsung and Toshiba. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

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

Certain of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. In industry down cycles, such as the recent cycle, they may be willing to sell below fully absorbed costs at prices we cannot match. We may not be able to compete successfully against any of these competitors.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in San Jose, California, Taiwan, China and Korea. Our research and development expenditures in fiscal 2009, 2008, and 2007 were $20.0 million, $20.8 million, and $20.2 million, respectively.

New SRAM products in development include a die shrink on our 4Mb Asynchronous SRAM, a 9Mb Synchronous SRAM, a 16Mb Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 128Mb, 256Mb and 512Mb SDRAMs and various densities of DDR/DDR2 DRAMs. We are developing new products on advanced 72 and 65 nanometer process technology as well as 0.09 micron, 0.11 micron, 0.13 micron, and 0.14 micron process technology. In nonvolatile memory, we are currently designing a 256K density serial EEPROM. In addition, new contact and contactless SmartCard products are in development.

Patents and Intellectual Property

As of September 30, 2009, we held 97 U.S. patents. These patents expire between 2010 and 2027. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We have two additional patent applications pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold eight Taiwan patents which expire between 2021 and 2024 and have three patent applications which are pending in Taiwan. We also have one patent in China which expires in 2023 and have a patent application in China which is pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Employees

As of September 30, 2009, we had 445 employees worldwide, including 55 employees in the U.S., 115 in China, 239 in Taiwan, 8 in Hong Kong, 2 in Europe, 4 in India, 10 in Japan, 11 in Korea, and 1 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of December 1, 2009 are as follows:

Name	Age	Position
Jimmy S.M. Lee	54	Executive Chairman of the Board of Directors
Scott D. Howarth	49	President and Chief Executive Officer
John M. Cobb	53	Vice President and Chief Financial Officer
Kong Yeu Han	54	Vice Chairman
Chang-Chaio (James) Han	56	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division

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

Kong Yeu Han has served as our Vice Chairman since May 2005 and as a director since August 2005. He served as Chief Executive Officer of Integrated Circuit Solution, Inc. (ICSI) from January 1999 to May 2005. Mr. Han was a co-founder of ISSI and served as the Company’s Executive Vice President from April 1995 to December 1998, as Vice President from December 1988 to March 1995, and as General Manager, ISSI-Taiwan from September 1990 to December 1998. Mr. Han holds an M.S. degree in electrical engineering from the University of California, Santa Barbara and a B.S. degree in electrical engineering from National Taiwan University.

Chang-Chaio (James) Han has served as the Company’s Executive Vice President and as General Manager, ISSI-Taiwan and SRAM/DRAM Business Division since May 2005. He served as President of ICSI from October 2003 to April 2005, and as Vice President of Design of ICSI from July 1998 to October 2003. Mr. Han holds a PhD degree in electrical engineering from Case Western Reserve University and M.S. and B.S. degrees in electrical engineering from National Taiwan University.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships among the directors or officers of ISSI.

Item 1A. Risk Factors

Uncertain general economic conditions and any downturn in the markets we serve are expected to adversely affect our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurance that the government responses to the disruptions in the financial markets in late 2008 and 2009 will restore confidence in the U.S. and global markets. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies. In particular, while we currently expect our revenue for the quarter ending December 31, 2009 to increase from our revenue in the quarter ended September 30, 2009, our expected revenue in the December 2009 quarter will still be significantly below our quarterly revenue prior to the start of the recession in 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any further economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In fiscal 2009, fiscal 2008 and fiscal 2007, approximately 86%, 88% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, IBM and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

•	option payments or other prepayments to foundries;

•	purchases of equity or debt securities in foundries;

•	joint ventures;

•	process development relationships with foundries;

•	contracts that commit us to purchase specified quantities of wafers over extended periods;

•	increased prices for wafers; and

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments.

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

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	economic slowness and low end-user demand;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	oversupply of memory products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	our ability to control or reduce our operating expenses;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to sustain or achieve profitability in the future.

Though we profitable in the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There is no assurance that we will achieve or maintain profitability in future periods. Our ability to achieve profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a further decline in average selling prices and the stated value of our inventory. In fiscal 2009, in fiscal 2008 and in fiscal 2007, we recorded inventory write-downs of $10.8 million, $11.3 million, and $10.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of inventory and accordingly the amount of write-down recorded. If the estimated market value of products in inventory at quarter-end is below the manufacturing cost of these products, we will recognize charges to write down the carrying value of our inventories to market value. In addition, we write down to zero dollars the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, management takes into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, the impact of competitors’ announcements and product introductions on our products. Future additional inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

We rely on third-party contractors to fabricate, assemble and test our products. Our business is highly dependent on the continued operations of such contractors and our failure to successfully manage our relationships with these contractors could damage our relationships with our customers, decrease our sales and limit our growth.

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Current and continued uncertain economic conditions and the continued uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contactors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

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

In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2007, approximately 18% of our net sales was attributable to customers located in the U.S., 15% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

We operate in highly competitive, quickly changing markets which are characterized by rapid obsolescence of existing products. As a result, our future success depends on our ability to develop and introduce new products that our customers choose to buy in significant quantities. If we fail to introduce new products in a timely manner or if our customers’ products do not achieve commercial success, our business and results of operations could be seriously harmed. The design and introduction of new products is challenging as such products typically incorporate more functions and operate at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes developing new generations of products substantially more difficult than prior generations. The cost to develop products utilizing these new technologies is expensive and requires significant research and development spending and, as a result, our research and development expenses could increase in the future. Further, new products may not work properly in our customers’ applications. If we are unable to design, introduce, manufacture, market and sell new products successfully, our business and financial results would be seriously harmed.

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

We believe that the protection of our intellectual proprietary rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we design and sell our products. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or develop competing technologies on their own.

We had a material weakness in our internal control over financial reporting and related difficulties in complying with Sarbanes-Oxley Section 404.

In our Annual Report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year (September 30), including a statement as to whether or not our internal control over financial reporting was effective. Based on the material weakness regarding not having adequate management oversight or supervision over non-routine accounting functions and the judgment used in developing financial estimates for inventory reserves as described in Item 9A(T) of this Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009. In addition, as described in Item 9A(T) of this Form 10-K, because of the fact that the remediation efforts related to such material weakness are still being implemented, our disclosure controls and procedures were ineffective as of September 30, 2009. Our disclosure controls and procedures include components of our internal control over financial reporting. Due to our conclusion that our internal control over financial reporting was not effective at September 30, 2009 and our conclusion that our disclosure controls and procedures were not effective at September 30, 2009, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the option exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. In the future, factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, and selling, general and administrative expenses.

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

In February 2008, all of the auctions for our auction-rate securities failed as a result of negative conditions in the global credit markets. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. The failure resulted in the interest rates on these investments resetting at the maximum rate allowed per security. Until the auctions are successful, a buyer is found outside of the auction process or the notes are redeemed, the investments are not liquid. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and record an impairment charge to earnings for the decline in the fair values. In November 2008, we elected to participate in the Auction Rate Securities Rights offering by the broker through which we purchased our $20.0 million in auction rate securities. These rights will entitle us to sell our auction rate securities to the broker for a price equal to par value plus accrued but unpaid dividends beginning in June 2010. In addition, UBS bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities.

We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through September 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in fiscal 2009, we repurchased 2,050,340 shares of our common stock in the open market at an aggregate price of approximately $4.9 million. In addition, in fiscal 2008, we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer. At September 30, 2009, we had outstanding authorization from our Board to purchase up to an additional $4.9 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

•

the use of a substantial portion of our cash reserves, which may reduce our ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to our stockholders;

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics such as the recent flu outbreak and other natural or manmade disasters.

Item 1B. Unresolved Staff Matters

None.

Item 2. Properties

Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. Our lease on this facility expires in June 2013. Our China subsidiary occupies approximately 31,000 square feet on a month to month lease. In Taiwan, we own and occupy our building in Hsinchu, which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which our building in Hsinchu is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. On October 5, 2009, we entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs that remains subject to approval by the court before it becomes final. As part of the agreement, we will receive a release for all Direct-Purchaser SRAM claims and do not admit any wrongdoing or liability.

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

	High	Low
Fiscal Year 2008
First Quarter	$7.08	$5.55
Second Quarter	$6.94	$5.46
Third Quarter	$6.34	$5.42
Fourth Quarter	$5.57	$2.31

Fiscal Year 2009
First Quarter	$2.45	$1.36
Second Quarter	$1.85	$1.31
Third Quarter	$2.92	$1.51
Fourth Quarter	$3.85	$2.20

Holders of Record

As of December 15, 2009, there were approximately 156 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of shares That May Yet Be Purchased Under the Plans
July 1, 2009–July 31, 2009	—	$—	—	$6,048,382	(1)
August 1, 2009–August 31, 2009	278,584	$3.51	278,584	$5,071,626	(1)
September 1, 2009–September 30, 2009	50,400	$3.78	50,400	$4,881,154	(1)

Total	328,984	$3.55	328,984

(1)

On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million is expected be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18. As indicated in the above table, as of September 30, 2009, approximately $4.9 million remained available under our repurchase program.

Stock Performance Graph

The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2004 through September 30, 2009. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.

Comparison of Five-Year Cumulative Return

September 30, 2004 to September 30, 2009

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2009 and the consolidated balance sheet data set forth below at September 30, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set for below for the fiscal years ended September 30, 2006 and September 30, 2005 and the consolidated balance sheet data set forth below at September 30, 2007, September 30, 2006 and September 30, 2005 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$154,251	$235,229	$245,395	$217,492	$181,438
Cost of sales	113,373	182,033	196,959	188,386	165,718

Gross profit	40,878	53,196	48,436	29,106	15,720

Operating expenses
Research and development	20,020	20,848	20,174	21,617	20,365
Selling, general and administrative	26,221	31,429	32,660	28,328	24,171
Acquired in-process technology	710	—	—	499	2,764
Impairment of goodwill	—	25,338	—	—	4,400

Total operating expenses	46,951	77,615	52,834	50,444	51,700

Operating loss	(6,073)	(24,419)	(4,398)	(21,338)	(35,980)
Other income (expense), net	961	6,916	20,025	7,057	7,054
Provision (benefit) for income taxes	(18)	197	4	(33)	(268)
Equity in net income (loss) of affiliates/minority interest	44	(63)	(262)	6	(11,147)

Net income (loss)	$(5,050)	$(17,763)	$15,361	$(14,242)	$(39,805)

Basic net income (loss) per share (1)	$(0.20)	$(0.60)	$0.41	$(0.38)	$(1.09)

Diluted net income (loss) per share (1)	$(0.20)	$(0.60)	$0.40	$(0.38)	$(1.09)

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$83,486	$50,015	$133,815	$113,333	$124,212
Total assets	161,930	175,951	262,715	260,278	284,116
Stockholders’ equity	122,826	127,390	213,751	203,192	222,886

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	See Company Background section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding comparability of fiscal 2005 results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In fiscal 2009, approximately 86% of our revenue was derived from our SRAM and DRAM products. We also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2009, in fiscal 2008 and in fiscal 2007, though the average selling prices for certain DRAM products increased in the latter part of our September 2009 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

Revenue from product sales to our direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. A portion of our sales is made to distributors under agreements that provide for the possibility of certain sales price rebates and limited product return privileges. Given the uncertainties associated with credits that will be issued to these distributors, we defer recognition of such sales until our products are sold by the distributors to their end customers. Revenue from sales to distributors who do not have sales price rebates or product return privileges is recognized at the time our products are sold by us to the distributors.

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 84% and 82% in fiscal 2009, 2008 and 2007, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2009	2008	2007
Asia	70%	66%	67%
Europe	14	17	15
U.S.	15	16	18
Other	1	1	—

Total	100%	100%	100%

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

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve and the continued uncertain economic conditions in the U.S. and other countries, it is difficult for us to assess the impact of seasonal factors on our business.

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

Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the financial markets and the U.S. and world economies, may negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets in late 2008 and 2009 will restore confidence in the U.S. and global markets. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect to continue to experience these adverse business conditions in the event of further downturns. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any economic further slowdown and allow us to meet our operating objectives.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 34% to $154.3 million in fiscal 2009 from $235.2 million in fiscal 2008 as a result of the global economic slowdown. The decrease in net sales of $81.0 million in fiscal 2009 compared to fiscal 2008 was principally due to a significant decrease in DRAM revenue which was primarily the result of a decrease in unit shipments of our DRAM products and to a lesser extent a decline in average selling prices of such products. In addition, unit shipments of our SRAM products decreased in fiscal 2009 compared to fiscal 2008 which contributed to the decline in our SRAM sales. A change in product mix for our application specific standard products (ASSP) resulted in a decrease in revenue in fiscal 2009 compared to fiscal 2008 for such products. In addition, we anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2009, revenue recognized for one distributor accounted for 13% of our net sales. In fiscal 2008, no single customer accounted for over 10% of our net sales.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $12.3 million to $40.9 million in fiscal 2009 from $53.2 million in fiscal 2008. Our gross margin was 26.5% in fiscal 2009 compared to 22.6% in fiscal 2008. Our gross margin for fiscal 2009 included inventory write-downs of $10.8 million while our gross margin for fiscal 2008 included inventory write-downs of $11.3 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for fiscal 2009 and fiscal 2008 benefited from the sale of $3.2 million and $3.1 million, respectively, of products previously written down to zero carrying value. Our gross margin increased in fiscal 2009 compared to fiscal 2008 primarily as a result of a shift in our product mix to higher margin SRAM and focus DRAM products from lower margin commodity DRAM products. In addition, our gross margins in fiscal 2009 were positively affected by a higher proportion of total revenue from products that were previously written down to lower of cost or market. Our gross margin was 36.5% in the three months ended September 30, 2009, largely as a result of sales of product previously written down to the lower of cost or market in combination with an increase in average selling prices for certain DRAM products in the latter part of the quarter. The decrease in our gross profit in fiscal 2009 compared to fiscal 2008 was primarily a result of a decrease in unit shipments for our DRAM products and SRAM products. In addition, our gross profit for fiscal 2008 benefited from approximately $0.8 million of revenue for a DRAM development project. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increased. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses decreased by 4% to $20.0 million in fiscal 2009 from $20.8 million in fiscal 2008. As a percentage of net sales, research and development expenses increased to 13.0% in fiscal 2009 from 8.9% in fiscal 2008. The decrease in research and development expenses of $0.8 million can be attributed to a decrease in testing fees and other product development costs partially offset by an increase in headcount related expenses associated with our acquisition of Enable and the addition of a new design team in Taiwan. We expect the dollar amount of our research and development expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, general and administrative.    Selling, general and administrative expenses decreased by 17% to $26.2 million in fiscal 2009 from $31.4 million in fiscal 2008. As a percentage of net sales, selling, general and administrative expenses increased to 17.0% in fiscal 2009 from 13.4% in fiscal 2008. The decrease in selling, general and administrative expenses of $5.2 million was attributable to a reduction in sales commission in fiscal 2009 as a result of our lower revenue, decreases in payroll and other expenses as a result of our cost reduction measures, and expenses incurred in fiscal 2008 related to our $70 million stock repurchase. We expect the dollar amount of our selling, general and administrative expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Acquired in-process technology charge (IPR&D).    In fiscal 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. The $0.7 million allocated to IPR&D was expensed in fiscal 2009 as it was deemed to have no future alternative use.

Impairment of goodwill.    In fiscal 2009, we recorded no impairments of goodwill. In fiscal 2008, we wrote off all $25.3 million of goodwill on our books at that time as our analysis indicated that there would be no remaining implied value attributable to the goodwill.

Interest and other income, net.    Interest and other income, net was $1.1 million in fiscal 2009 compared to $5.2 million in fiscal 2008. The $1.1 million of interest and other income in fiscal 2009 was comprised of interest income of $0.6 million and $1.2 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items including foreign exchange losses of $0.3 million. The $5.2 million of interest and other income in fiscal 2008 was comprised primarily of interest income of $3.0 million, $1.7 million in rental income from the lease of excess space in our Taiwan facility and $0.5 million in exchange gains. The decrease in interest income in fiscal 2009 compared to fiscal 2008 is a result of a decline in interest rates.

Gain on sale of investments.    In fiscal 2009, there were no gains on the sale of investments. The gain on the sale of investments was $1.8 million in fiscal 2008 as we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In addition, in fiscal 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million.

Provision (benefit) for income taxes.    For fiscal 2009, we recorded an income tax benefit of $18,000 consisting of a federal refundable credit, offset by state minimum taxes and foreign income taxes. For fiscal 2008, we recorded an income tax provision of $197,000 consisting of federal and state minimum taxes and foreign withholding taxes.

We have recorded a valuation allowance against our deferred tax assets due to our operating loss history and our expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

Minority interest in net(income) loss of consolidated subsidiaries.    The minority interest in net (income) loss of consolidated subsidiaries was a loss of $44,000 in fiscal 2009 compared to income of $63,000 in fiscal 2008.

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

Gain on sale of investments.    The gain on the sale of investments was $1.8 million in fiscal 2008 compared to $12.0 million in fiscal 2007. In fiscal 2008, we sold approximately 0.3 million shares of Ralink for approximately $1.8 million and recorded a pre-tax gain of approximately $1.6 million. In addition, in fiscal 2008, we sold 22.0 million shares of SMIC for approximately $2.7 million which resulted in a pre-tax gain of approximately $0.2 million. In fiscal 2007, we sold approximately 1.5 million shares of Ralink for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million. In addition, in fiscal 2007, we sold approximately 212.8 million shares of SMIC for approximately $24.4 million which resulted in a pre-tax gain of approximately $3.8 million and we sold our remaining shares of KSC for approximately $1.2 million which resulted in a pre-tax gain of approximately $0.3 million.

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

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $83.5 million. During fiscal 2009, operating activities provided cash of approximately $22.6 million compared to $10.5 million provided in fiscal 2008. The cash provided by operations in fiscal 2009 was primarily due to decreases in inventories of $20.1 million, decreases in accounts receivable of $9.4 million, decreases in other assets of $2.1 million and our net loss of $5.1 million adjusted for non-cash items of $9.0 million. These items were offset by decreases in accounts payable of $10.3 million and decreases in accrued liabilities of $2.6 million. The cash provided by operations in fiscal 2008 was primarily due to our net loss of $17.8 million adjusted for non-cash items of $31.8 million, primarily the impairment of our goodwill of $25.3 million, decreases in accounts receivable of $2.3 million and other assets of $1.0 million and increases in accrued liabilities of $1.3 million. This was partially offset by increases in inventories of $6.5 million, and decreases in accounts payable of $1.7 million.

In fiscal 2009, we used $5.6 million for investing activities compared to $48.3 million generated in fiscal 2008. In fiscal 2009, we used approximately $2.7 million for our acquisition of Enable which was comprised of cash used for the purchase of Enable shares less cash acquired as a result of our consolidation of Enable and $0.9 million for net purchases of available-for-sale securities. In fiscal 2009, we received proceeds of approximately $0.8 million from the minority investee in our consolidated subsidiary Wintram Inc. In fiscal 2008, we generated $48.4 million from the net sales of available-for-sale securities. We also generated approximately $1.8 million from the sale of shares of Ralink, resulting in a pre-tax gain of approximately $1.6 million and generated approximately $2.7 million from the sale of shares of SMIC, resulting in a pre-tax gain of approximately $0.2 million.

In fiscal 2009, we made capital expenditures of approximately $2.8 million for test equipment, engineering tools, and computer software and hardware compared to $4.6 million in fiscal 2008. We expect to spend approximately $3.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $4.2 million for financing activities during fiscal 2009 compared to $70.5 million used in fiscal 2008. In fiscal 2009, we used $4.9 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2009 were borrowings of $12.2 million under lines of credit and proceeds from the issuance of common stock of $0.7 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2008, we used $71.1 million for the repurchase and retirement of our common stock and $12.6 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2008 were borrowings of $12.0 million under lines of credit and proceeds from the issuance of common stock of $1.2 million from stock option exercises and sales under our employee stock purchase plan.

We have $8.0 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2010. As of September 30, 2009, we had no outstanding borrowings under these short-term lines of credit.

At September 30, 2009, our investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities was initially provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has greatly diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of September 30, 2009. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities. As of September 30, 2009, we had no borrowings under this line of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy our building. The land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.3 million at September 30, 2009.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2009 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$3,344	$877	$1,368	$775	$324
Purchase obligations with wafer foundries	25,679	25,679	—	—	—

Total contractual cash obligations	$29,023	$26,556	$1,368	$775	$324

At September 30, 2009, we had outstanding authorization from our Board to purchase up to $4.9 million of our common stock from time to time. In this regard, from October 1, 2009 through December 2009, we repurchased $1.1 million of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Valuation of inventory.    Our inventories are stated at the lower of cost or market value. Determining the market value of inventories on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below our costs, we record a charge to cost of goods sold to write down our inventories to their estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products are sold. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products. Once established, these write-downs are considered permanent.

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

Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method in accordance with Financial Accounting Standards Board (FASB) guidance in place at the time of the acquisition. Under this method, the total consideration paid, excluding, if any, the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

Accounting for stock-based compensation.    We account for stock-based compensation arrangements in accordance with the FASB issued guidance. Under the guidance, stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We utilized the simplified calculation of expected life under the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 107 through December 2007. For option grants subsequent to December 2007, the expected term is based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these inputs assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

Impact of Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. This guidance will be applicable prospectively to business combinations beginning October 1, 2009. The impact on us will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

Noncontrolling Interest (Minority Interest)

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. Upon adoption of this guidance, we will be required to report our noncontrolling interests as a separate component of shareholders’ equity. We will also be required to present net income attributable to the noncontrolling interests and net income attributable to our shareholders separately in our consolidated statements of income. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in our statement of financial position and the related income attributable to noncontrolling interests is reflected as an expense in arriving at net income. The guidance is effective for our fiscal year beginning October 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2009, we recorded exchange losses of approximately $0.3 million. In fiscal 2008 and fiscal 2007, we recorded exchange gains of approximately $0.5 million and $0.1 million, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $81.4 million at September 30, 2009 excluding $2.1 million of Ralink stock included in short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced market risk and liquidity issues related to our auction rate securities. See the “Liquidity and Capital Resources” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB ASC 320 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at September 30, 2009 was approximately $1.4 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO) and its common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB ASC 320 and have marked our investment to the market value as of September 30, 2009 with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in Ralink is approximately $0.5 million and the market value at September 30, 2009 was approximately $2.1 million. The market value of Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

San Jose, California

December 22, 2009

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008	2007
	(in thousands, except per share data)
Net sales	$154,251	$235,229	$245,395
Cost of sales	113,373	182,033	196,959

Gross profit	40,878	53,196	48,436

Operating expenses
Research and development	20,020	20,848	20,174
Selling, general and administrative	26,221	31,429	32,660
Acquired in-process technology charge	710	—	—
Impairment of goodwill	—	25,338	—

Total operating expenses	46,951	77,615	52,834

Operating loss	(6,073)	(24,419)	(4,398)
Interest and other income, net	1,053	5,198	8,188
Interest expense	(92)	(96)	(195)
Gain on sales of investments, net	—	1,814	12,032

Income (loss) before income taxes, minority interest and equity in net loss of affiliated companies	(5,112)	(17,503)	15,627
Provision (benefit) for income taxes	(18)	197	4

Income (loss) before minority interest and equity in net loss of affiliated companies	(5,094)	(17,700)	15,623
Minority interest in net (income) loss of consolidated subsidiaries	44	(63)	(170)
Equity in net loss of affiliated companies	—	—	(92)

Net income (loss)	$(5,050)	$(17,763)	$15,361

Basic net income (loss) per share	$(0.20)	$(0.60)	$0.41

Shares used in basic per share calculation	25,441	29,541	37,631

Diluted net income (loss) per share	$(0.20)	$(0.60)	$0.40

Shares used in diluted per share calculation	25,441	29,541	37,975

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2009	2008
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$54,944	$42,175
Short-term investments	28,542	7,840
Accounts receivable, net of allowance for doubtful accounts of $1,338 in 2009 and $1,519 in 2008	26,501	34,741
Inventories	19,275	39,222
Other current assets	2,922	4,717

Total current assets	132,184	128,695
Property, equipment and leasehold improvements, net	23,218	24,555
Long-term investments	1,408	19,304
Goodwill	1,251	—
Purchased intangible assets, net	2,313	2,000
Other assets	1,556	1,397

Total assets	$161,930	$175,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,825	$35,171
Accrued compensation and benefits	4,364	3,729
Accrued expenses	5,368	8,157

Total current liabilities	36,557	47,057
Other long-term liabilities	797	715

Total liabilities	37,354	47,772
Commitments and contingencies (See Note 15)
Minority interest	1,750	789
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2009 and 2008. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2009 and 2008. Issued and outstanding shares—25,116 in 2009 and 26,727 in 2008	2	3
Additional paid-in capital	309,649	310,712
Accumulated deficit	(185,481)	(180,431)
Accumulated other comprehensive loss	(1,344)	(2,894)

Total stockholders’ equity	122,826	127,390

Total liabilities and stockholders’ equity	$161,930	$175,951

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2006	37,612	$4	$379,038	$(178,029)	$2,179	$203,192
Components of comprehensive income:
Net income	—	—	—	15,361	—	15,361
Change in cumulative translation adjustment, net of tax	—	—	—	—	742	742
Change in unrealized gain on investments, net of tax	—	—	—	—	(4,461)	(4,461)

Total comprehensive income						11,642

Adjustment for initially applying ASC715, net of tax	—	—	—	—	957	957
Stock options exercised	224	—	1,461	—	—	1,461
Stock-based compensation	—	—	3,940	—	—	3,940
Shares repurchased and retired	(1,181)	—	(7,441)	—	—	(7,441)

Balance at September 30, 2007	36,655	4	376,998	(162,668)	(583)	213,751
Components of comprehensive loss:
Net loss	—	—	—	(17,763)	—	(17,763)
Change in cumulative translation adjustment, net of tax	—	—	—	—	296	296
Change in unrealized gain on investments, net of tax	—	—	—	—	(2,472)	(2,472)
Change in retirement plan obligations, net of tax	—	—	—	—	(135)	(135)

Total comprehensive loss						(20,074)

Stock options exercised	105	—	415	—	—	415
Shares issued under stock purchase plan	170	—	734	—	—	734
Stock-based compensation	—	—	3,646	—	—	3,646
Shares repurchased and retired	(10,203)	(1)	(71,081)	—	—	(71,082)

Balance at September 30, 2008	26,727	3	310,712	(180,431)	(2,894)	127,390
Components of comprehensive loss:
Net loss	—	—	—	(5,050)	—	(5,050)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(137)	(137)
Change in unrealized gain on investments, net of tax	—	—	—	—	1,937	1,937
Change in retirement plan obligations, net of tax	—	—	—	—	(250)	(250)

Total comprehensive loss						(3,500)

Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	72	—	81	—	—	81
Shares issued under stock purchase plan	369	—	657	—	—	657
Stock-based compensation	—	—	3,096	—	—	3,096
Shares repurchased and retired	(2,052)	(1)	(4,897)	—	—	(4,898)

Balance at September 30, 2009	25,116	$2	$309,649	$(185,481)	$(1,344)	$122,826

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,050)	$(17,763)	$15,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,096	3,646	3,940
Depreciation and amortization	3,987	3,487	3,042
Amortization of intangibles	927	1,538	2,027
Acquired in-process technology charge	710	—	—
Net gain on sale of investments	—	(1,814)	(12,032)
Impairment of goodwill	—	25,338	—
Loss on sale of property, equipment and leasehold improvements	2	—	18
Provision for bad debts	(179)	59	(184)
Net foreign currency transaction (gains) losses	303	(509)	(53)
Other non-cash items	133	—	—
Equity in net loss of affiliated companies	—	—	92
Minority interest in net income (loss) of consolidated subsidiaries	(44)	63	170
Changes in operating assets and liabilities:
Accounts receivable	9,357	2,326	(4,762)
Inventories	20,123	(6,454)	21,181
Other assets	2,115	995	284
Accounts payable	(10,260)	(1,667)	(3,989)
Accrued expenses and other liabilities	(2,616)	1,271	(2,655)

Net cash provided by operating activities	22,604	10,516	22,440
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(2,820)	(4,597)	(4,402)
Proceeds from sale of assets	3	—	—
Purchases of available-for-sale securities	(11,816)	(68,559)	(102,900)
Sales of available-for-sale securities	10,901	116,928	69,971
Investment in consolidated subsidiaries, net of cash and cash equivalents	(2,682)	—	(307)
Proceeds from minority shareholders of consolidated subsidiary	795	—	—
Proceeds from sale of Ralink equity securities	—	1,809	8,938
Proceeds from sale of Keystream Corporation (KSC) equity securities	—	—	1,237
Proceeds from sale of Semiconductor Manufacturing International Corp. (SMIC) equity securities	—	2,713	28,234

Net cash provided by (used in) investing activities	(5,619)	48,294	771
Cash flows from financing activities:
Repurchases and retirements of common stock	(4,898)	(71,082)	(7,441)
Proceeds from issuance of stock through compensation plans	738	1,149	1,461
Proceeds from borrowings under equipment financing loans	—	—	606
Proceeds from borrowings under short-term lines of credit	12,216	11,955	27,259
Principal payments of notes payable, equipment financing and long-term obligations	(12,216)	(12,569)	(28,893)

Net cash used in financing activities	(4,160)	(70,547)	(7,008)
Effect of exchange rate changes on cash and cash equivalents	(56)	190	201

Net increase (decrease) in cash and cash equivalents	12,769	(11,547)	16,404
Cash and cash equivalents at beginning of year	42,175	53,722	37,318

Cash and cash equivalents at end of year	$54,944	$42,175	$53,722

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$(16)	$257	$13

Cash paid for interest expense	$14	$27	$157

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. and its wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. The Company has evaluated subsequent events through December 22, 2009, the date the financial statements were issued.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Investments

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale”. Trading and available-for-sale securities are recorded at fair value with unrealized gains and losses included in earnings or accumulated other comprehensive income/(loss), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income, (net).

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the Consolidated Statements of Operations.

The Company also has had investments that were accounted for under the cost method of accounting. These investments are generally in privately held companies and are included in other assets in the Consolidated Balance Sheets. Except for the gains recognized on the sales of equity securities of KSC, Ralink, and SMIC (see Note 2), there were no gains or losses on the sale of securities for the fiscal years ended September 30, 2009, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and takes into consideration reductions in

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales prices. Determining the market value of inventories on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below the Company’s costs, the Company records a charge to cost of goods sold to write down inventories to estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect the Company’s operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. The Company writes down to zero dollars the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. Once established, these write-downs are considered permanent.

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

Goodwill and Purchased Intangible Assets

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. Based on the impairment tests performed, the Company recorded impairment charges for goodwill of $25.3 million in fiscal 2008.

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

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

The Company evaluates the recoverability of property, plant and equipment and identifiable intangible assets through the performance of periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment and identifiable intangible assets exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared to their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Net income (loss)	$(5,050)	$(17,763)	$15,361
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment:
Changes arising during current period	(137)	461	742
Reclassification for gain included in net income	—	(165)	—
Change in unrealized gain (loss) on investments:
Changes arising during current period	390	(2,388)	(729)
Reclassification for gain (loss) included in net income (loss)	1,547	(84)	(3,732)
Change in retirement plan transition obligation	(553)	(65)	—
Change in retirement plan actuarial losses	303	(70)	—

Comprehensive income (loss)	$(3,500)	$(20,074)	$11,642

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2009	2008
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,573)	$(1,436)
Accumulated net unrealized gain on Ralink	1,673	1,787
Accumulated net unrealized loss on SMIC	(2,018)	(2,525)
Accumulated net unrealized gain (loss) on other available-for-sale investments	2	(1,542)
Accumulated net retirement plan transition obligation	408	961
Accumulated net retirement plan actuarial losses	164	(139)

Total accumulated other comprehensive loss	$(1,344)	$(2,894)

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2010 is $0, $0, and $56,000, respectively.

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. The Company makes estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.

A portion of the Company’s sales is made to distributors under agreements that provide the possibility of certain price adjustment credits, as discussed below, and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of our shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.

Distributors are granted price adjustment credits related to many of their sales to their customers. Price adjustment credits are granted when a distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As a result, the distributor may request and receive a price adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction. Distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of such product in the distributor’s inventory at the time of the price decrease. Certain of the Company’s distributor arrangements may allow or require the granting of price concessions below the Company’s cost for a product.

Given the uncertainties associated with the levels of returns and other price adjustment credits that will be issued to these distributors, the sales price to distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, the Company defers revenue recognition from sales to these distributors until the distributors have sold the products to their end customers.

Title to the inventory transfers to a distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with our standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the deferred distributor margin (sales less cost of sales) is recorded as a liability and an account receivable is recorded.

The deferred costs of sales to distributors may be subject to impairment. The Company monitors the level and nature of product returns from distributors as well as the levels of inventory held at distributors. On a quarterly basis, the Company reviews the inventory held at distributors in terms of the Company’s inventory valuation policy and records a charge to cost of goods sold for all known lower of cost or market and excess and obsolescence issues.

In addition, the Company monitors collectibility of accounts receivable primarily through review of the accounts receivable agings. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2009, 2008 and 2007.

Description	Balance at Beginning of Period	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2007	$1,913	$(184)	$(264)	$1,465
2008	$1,465	$59	$(5)	$1,519
2009	$1,519	$(179)	$(2)	$1,338

(1)	Includes increases/(decreases) charged or credited to costs and expenses.
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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $62,000, $72,000 and $108,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for current and deferred income taxes and, when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued guidance which clarifies the accounting for income taxes by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted this guidance on its income tax positions on October 1, 2007. See “Note 12: Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimates of these key assumptions are based on historical information and judgment regarding market factors and trends.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, auction-rate securities and the related put option, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, the Company may make fair value estimates, which may not necessarily represent the amounts that will be realized in a current or future sale of these assets.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2009, one distributor accounted for approximately 13% of net sales. In fiscal 2008 and fiscal 2007, no single customer accounted for over 10% of total net sales.

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

The Company may be obligated to indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnification relating to intellectual property infringement claims. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws provide that indemnification may be provided to the Company’s agents. Under the Company’s indemnification agreements with its present and former directors and officers, the Company had been indemnifying each director or officer against expenses, including attorneys’ fees, paid by such individual in connection with prior litigation which has now been settled, subject to applicable Delaware law. The Company has directors’ and officers’ insurance pursuant to which the Company may be reimbursed for certain of these indemnity expenses, subject to the insurers’ reservation of rights. The Company cannot estimate the amount of potential future indemnity expenses that it may be required to make. The amount of available directors’ and officers’ insurance may not be sufficient to cover the Company’s indemnity obligations, which may have a material adverse effect on the Company’s results of operations in future periods.

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

Accounting Pronouncements

The FASB is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (the “ASC”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP.

Impact of Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. This guidance will be applicable prospectively to business combinations beginning October 1, 2009. The impact will depend on the nature and extent of the Company’s business combinations occurring on or after the beginning of fiscal 2010.

Noncontrolling Interest (Minority Interest)

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. Upon adoption of this guidance, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to noncontrolling interests is reflected as an expense in arriving at net income. The guidance is effective for the Company’s fiscal year beginning October 1, 2009.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Fair Value Measurements

Under FASB guidance, fair value is defined as the price expected to be received from the sale of an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The FASB guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available at that time. The fair value hierarchy is broken down into the following three levels based on the reliability of inputs:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices which are readily and regularly available in an active market, valuation of these products can be done without a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments and model-derived valuations in which all significant inputs and significant value drives are observable in active markets.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

As of September 30, 2009, the Company’s financial assets utilizing Level 1 inputs included short-term and long-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At September 30, 2009, the Company’s investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continues to earn interest on all of its auction rate securities as of September 30, 2009. Due to adverse events in the credit markets, the ARS held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available. The Company used a discounted cash flow model to estimate the fair value of its ARS as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, liquidity risk premium, credit quality, and timing of cash flows. The Company concluded that the pricing model, given the lack of available market pricing, provided a reasonable basis for determining fair value of the ARS as of September 30, 2009.

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the ARS to the Company. The Agreement covers all of the Company’s ARS as of September 30, 2009. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option in the FASB guidance, recorded pre-tax income of approximately $3.1 million, and recorded a corresponding long-term investment in the December 2008 quarter. At the same time, the Company transferred these ARS from available-for-sale to trading investment securities. As a result of this

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer, the Company recognized a pre-tax other-than-temporary impairment loss of approximately $3.1 million, reflecting a reversal of the related temporary valuation allowance that was previously recorded in accumulated other comprehensive loss. During fiscal year 2009, the Company recognized realized gains on its trading securities of $1.2 million offset by the fair value loss adjustment to the Put Option of $1.2 million. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no significant net impact to the Company’s Consolidated Statement of Operations. The Company valued the Put Option using the Black-Scholes model. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$16,041	$—	$16,041
Auction rate securities (2)(4)	—	18,042	18,042
Auction rate securities Put Option (2)(4)	—	1,908	1,908
Certificates of deposit (1)(2)	9,938	—	9,938
Mutual funds (2)	2,797	—	2,797
Ralink common stock (2)	2,130	—	2,130
Semiconductor Manufacturing International Corp.
(SMIC) common stock (3)	1,408	—	1,408

Total	$32,314	$19,950	$52,264

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments
(3)	Included in long-term investments
(4)	Classified as trading securites

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the FASB guidance during fiscal 2009:

Auction Rate Securities
(In thousands)
Balance at beginning of period	$—
Transfers into Level 3	18,403
Reversal of unrealized loss associated with transfer of securities to trading	1,547
Unrealized loss included in net loss	(3,093)
Acquisition of purchased Put Option	3,093

Balance at end of period	$19,950

As of September 30, 3009, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2009

Money market instruments	$16,041	$—	$—	$16,041
Certificates of deposit	9,938	—	—	9,938
Mutual funds	2,795	2	—	2,797
SMIC common stock	3,426	—	(2,018)	1,408
Ralink common stock	457	1,675	—	2,130

Total	32,657	1,675	(2,018)	32,314
Less: Amounts included in cash and cash equivalents	(22,314)	—	—	(22,314)

	$10,343	$1,675	$(2,018)	$10,000

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2008

Money market instruments	$15,551	$—	$—	$15,551
Certificates of deposit	3,568	—	—	3,568
Mutual funds	3,268	5	—	3,273
SMIC common stock	3,426	—	(2,525)	901
Ralink common stock	457	1,787	—	2,244

Total	26,270	1,792	(2,525)	25,537
Less: Amounts included in cash and cash equivalents	(16,796)	—	—	(16,796)

	$9,474	$1,792	$(2,525)	$8,741

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

On April 8, 2008, Ralink Technology, Co. (Ralink) completed an initial public offering and its common shares are traded on the Taiwan Stock Exchange. In fiscal 2008, the Company sold approximately 0.3 million shares of its Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million.

In fiscal 2007, the Company sold approximately 1.5 million shares of Ralink (a cost method investment at September 30, 2007) for approximately $8.9 million and recorded a pre-tax gain of approximately $7.9 million.

All debt securities held at September 30, 2009 and September 30, 2008 are due in more than five years. As of September 30, 2009 and 2008, the Company had cash, cash equivalents and short-term investments of $37.6 million and $17.7 million, respectively, in foreign institutions.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2009	2008
	(in thousands)
Purchased components	$5,667	$11,856
Work-in-process	1,106	3,894
Finished goods	12,502	23,472

	$19,275	$39,222

In fiscal 2009, 2008 and 2007, the Company recorded inventory write-downs of $10.8 million, $11.3 million and $10.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2009	2008
	(in thousands)
Restricted assets	$320	$318
Other	1,236	1,079

	$1,556	$1,397

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

Note 5.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2009	2008
	(in thousands)
Machinery and equipment	$33,792	$33,406
Furniture and fixtures	2,540	2,402
Land, buildings and improvements	28,326	28,182

	64,658	63,990
Less accumulated depreciation and amortization	(41,440)	(39,435)

	$23,218	$24,555

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company rents out certain floors in its office building in HsinChu, Taiwan. These leases are cancelable with either two months or four months notice. The value of the assets leased to others is included in Property, Equipment, and Leasehold Improvements, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net and amounted to approximately $1.2 million and $1.7 million, $0.6 million and $0.5 million, and $0.3 million and $0.9 million, in fiscal 2009 fiscal 2008 and fiscal 2007, respectively.

The assets leased consisted of the following at September 30:

	2009	2008
	(in thousands)
Buildings and improvements	$10,825	$9,338
Less accumulated depreciation	(6,324)	(5,152)

	$4,501	$4,186

Note 6.    Purchased Intangible Assets

During fiscal 2009, in connection with its acquisition of Enable Semiconductor Corporation (Enable), the Company recorded $1.2 million of developed technology with a weighted useful life of 5 years. No additions to purchased intangible assets were recorded during fiscal 2008.

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2009
Technology	$5,173	$2,935	$2,238
Customer relationships	615	540	75

Total	$5,788	$3,475	$2,313

September 30, 2008
Technology	$3,933	$2,137	$1,796
Customer relationships	615	411	204

Total	$4,548	$2,548	$2,000

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Reported as:
Cost of sales	$798	$1,409	$1,898
Operating expenses	129	129	129

Total	$927	$1,538	$2,027

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of purchased intangible assets as of September 30, 2009 is as follows (in thousands):

Fiscal year
2010	$1,018
2011	654
2012	248
2013	248
2014	145
Thereafter	—

Total	$2,313

Goodwill

In fiscal 2009, in connection with its acquisition of Enable, the Company recorded approximately $1.3 million of goodwill.

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

Note 7.    Borrowings

The Company had no borrowings at September 30, 2009 and 2008.

At September 30, 2009, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $8.0 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2009, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through April 2010. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.

In addition, the Company has a no net cost line of credit with UBS Bank USA in an amount up to $13.4 million collateralized by the Company’s auction rate securities. As of September 30, 2009, the Company had no borrowings under this line of credit.

Note 8.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2009	2008
	(in thousands)
Deferred distributor margin	$1,853	$3,257
Other	3,515	4,900

	$5,368	$8,157

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Capital Stock

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

As of September 30, 2009, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,282,000
Common shares reserved under stock option plans	7,807,000

Common Stock Repurchases

The Company paid approximately $4.9 million in connection with the repurchase of 2,050,340 shares of its common stock during fiscal 2009, including $1.2 million for 328,984 shares in the three months ended September 30, 2009. The Company paid approximately $71.1 million in connection with the repurchase of 10,203,282 shares of its common stock during fiscal 2008 which included $70 million to repurchase 10 million shares of its common stock through a self-tender offer which expired on January 3, 2008. As of September 30, 2009, the Company had repurchased and retired an aggregate of 13,434,770 shares of common stock at a cost of approximately $83.4 million since September 2007. As of September 30, 2009, $4.9 million remained available under the existing share repurchase authorization.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2009, the Company withheld 1,680 shares to satisfy approximately $3,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

Note 10.    Stock-Based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At September 30, 2009, the total number of shares subject to options and awards outstanding under all plans was 4,867,000. At September 30, 2009, 2,940,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. Restricted stock units (RSU’s) generally vest annually over a three-year period based upon continued employment with the Company.

2007 Incentive Compensation Plan

At the 2007 annual meeting of stockholders held on July 30, 2007 (the “Annual Meeting”), the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the 2007 Plan. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants are made under the Predecessor Plans.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, RSU’s, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.

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

Other Stock Plans

The Company has outstanding grants under its 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period, except for options granted under the 1995 Director Stock Option Plan, which generally vest over 12 months. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant.

The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan. Offering periods under the 1995 Employee Stock Purchase Plan have a duration of six months and the purchase price is equal to 85% of the fair value of the common stock on the purchase date. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During fiscal 2009, 2008 and 2007, 369,000, 170,000, and 0 shares were issued under the plan, respectively. As of September 30, 2009, 1,282,000 shares were available under the plan for future issuance.

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

Stock Option Exchange Program

The Company’s stockholders approved a stock option exchange program at the Company’s annual meeting held on February 6, 2009. On March 2, 2009, the Company commenced the stock option exchange program whereby eligible employees (which excluded executive officers and directors) were given the opportunity to

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange some or all of their outstanding options with exercise prices of $6.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. Pursuant to the stock option exchange program, which expired on April 1, 2009, a total of 208 eligible employees elected to exchange some or all of their eligible options. The Company accepted for cancellation eligible options to purchase 2,138,314 shares of the Company’s common stock, which were cancelled as of April 2, 2009. The Company issued new options to purchase up to 355,822 shares of the Company’s common stock under the Company’s 2007 Plan in exchange for the options surrendered. The new options have an exercise price of $1.65 per share, the closing price of the Company’s common stock on April 2, 2009. The incremental expense associated with the exchange of $37,000 is being amortized over the vesting period of one to two years.

Accounting for Stock-Based Compensation

Stock-based compensation cost is calculated by the Company on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized ratably over the vesting period of the individual option grants. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and interest rates to determine the fair value of the stock options. The estimate of these key assumptions is based on the Company’s historical stock price volatility, employees’ historical exercise patterns and judgment regarding market factors and trends. FASB guidance requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.

As of September 30, 2009, there was approximately $3.9 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.54 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company will also record compensation expense for its ESPP for the difference between the purchase price and the fair market value on the day of purchase.

FASB guidance requires that cash flows from tax benefits resulting from the exercise of stock options be classified as financing cash flows in its Statement of Cash Flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.

The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSU’s. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSU’s vested during the fiscal years ended September 30, 2009, 2008 and 2007, was $96,000, $211,000 and $598,000, respectively.

The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2009	2008	2007
	(in thousands, except per share amounts)
Stock-based compensation
Cost of sales	$180	$219	$104
Research and development	1,252	1,470	1,828
Selling, general and administrative	1,664	1,957	2,008

Total stock-based compensation	3,096	3,646	3,940
Tax effect on stock-based compensation	—	—	—

Net effect on net income (loss)	$3,096	$3,646	$3,940

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company utilized the simplified calculation of expected life under the provisions of the SEC’s Staff Accounting Bulletin 107 through December 2007, as the Company shortened the contractual life of employee stock options from ten years to seven years. For option grants subsequent to December 2007, the expected term is based upon historical exercise data. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk- free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield.

The estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2009, 2008 and 2007, were based on estimates at the date of grant as follows:

	Stock Options
	2009	2008	2007
Expected term in years	4.54	4.54	4.52
Expected volatility	0.42	0.46	0.61
Risk-free interest rate	2.28%	3.19%	4.65%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of grants	$0.83	$2.51	$3.06

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2006	5,998	$7.35
Options Granted	1,076	$5.91
Options Exercised	(224)	$3.79
Options Cancelled/Expired	(1,697)	$8.24

Balance at September 30, 2007	5,153	$7.22
Options Granted	986	$5.90
Options Exercised	(105)	$3.95
Options Cancelled/Expired	(279)	$7.01

Balance at September 30, 2008	5,755	$7.07
Options Granted	1,767	$2.07
Options Exercised	(36)	$2.25
Options Cancelled/Expired	(2,685)	$7.59

Balance at September 30, 2009	4,801	$4.97	4.70	$3,022

Exercisable at September 30, 2009	2,715	$6.26	3.99	$703
Vested and expected to vest after September 30, 2009	4,616	$5.05	4.65	$2,791
Options exercisable at:
September 30, 2007	3,412	$7.68	5.13
September 30, 2008	4,104	$7.49	4.59
September 30, 2009	2,715	$6.26	3.99

The following table summarizes information about options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.50-$ 1.95	1,312	5.58	$1.86	253	$1.78
$2.35- 5.29	1,035	4.60	$3.65	583	$3.97
$5.42- 6.19	985	4.48	$5.69	565	$5.70
$6.25- 7.29	1,149	4.51	$6.72	994	$6.74
$7.45- 35.38	320	2.77	$13.47	320	$13.47

$1.50-$35.38	4,801	4.70	$4.97	2,715	$6.26

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s RSU activity and related information under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2007	—	$—
Granted	114	$5.60
Vested	—	$—
Forfeited	(2)	$5.60

Outstanding awards at September 30, 2008	112	$5.60
Granted	—	$—
Vested	(36)	$5.60	$61
Forfeited	(10)	$5.60

Outstanding awards at September 30, 2009	66	$5.60	$249

Note 11.    Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	2009	2008	2007
	(in thousands)
United States	$(4,262)	$4,965	$9,504
International	(850)	(22,468)	6,123

Total pre-tax income (loss)	$(5,112)	$(17,503)	$15,627

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2009	2008	2007
	(in thousands)
Current:
Federal	$(27)	$154	$(15)
State	3	20	9
Foreign	6	23	10

Total current	$(18)	$197	$4
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$(18)	$197	$4

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2009	2008	2007
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$(1,789)	$(6,126)	$5,469
Federal refundable credit	(40)	—	—
State income taxes	2	20	—
Foreign losses not benefited (benefited)	298	(997)	(2,137)
Non-deductible stock compensation	525	693	612
Non-deductible impairment charge	—	8,868	—
U.S. operating loss not benefited (benefited)	773	(2,440)	(3,961)
Reversal of previously provided taxes	—	(22)	(25)
Other individually immaterial items	213	201	46

Total provision (benefit)	$(18)	$197	$4

As of September 30, 2009, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $118.4 million, $86.9 million and $32.7 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Company has federal research and development tax credit, foreign tax and minimum tax credit carryforwards of approximately $4.4 million, $0.3 million and $0.5 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $3.0 million. The Company has foreign investment tax credit carryforwards of approximately $10.6 million. The federal tax credits will expire at various dates beginning in 2010 through 2023, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign investment tax credit will expire beginning 2010 through 2012, if not utilized.

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

The Company’s China operation is under a tax holiday program which began on January 1, 2008 and will expire on December 31, 2012. The tax benefit resulting from the holiday is $113,000 and $177,000 for fiscal 2009 and fiscal 2008, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2009	2008
	(in thousands)
Deferred tax assets:
Depreciation	$480	$850
Inventory and other valuation reserves	6,190	7,160
Accrued expenses	2,730	3,630
Federal, state and foreign credit carryforwards	14,710	12,200
Federal, state and foreign net operating loss carryforwards	47,440	49,660
Non-deductible stock options	4,360	4,130
Other, net	2,880	3,990

Subtotal	78,790	81,620
Valuation allowance	(78,790)	(81,620)

Total deferred tax assets	$—	$—

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has established a valuation allowance for all of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2009. The valuation allowance for deferred tax assets decreased by $2.8 million in fiscal 2009 and decreased by $6.4 million in fiscal 2008. Approximately $12.2 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2009	2008
	(in thousands)
Balance at the beginning of the year	$3,800	$3,000
Decreases related to current year positions	(50)	—
Increases related to prior year positions	40	800

Balance at the end of the year	$3,790	$3,800

The total amount of unrecognized tax positions that would impact the effective rate is approximately $140,000 at September 30, 2009. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months except for any adjustments related to the expiration of the statute of limitations.

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

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2009, the Company accrued potential penalties and interest of approximately $25,000 related to these unrecognized tax benefits.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2005 through 2009 tax years generally remain subject to federal and most state tax authorities, and tax years 2003 through 2009 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the tax 2000 to 2003 tax years to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open from 1995 through 2003 and from 2007 through 2009 tax years to the extent research and development credit was generated during these periods and are being utilized in open years. In significant foreign jurisdictions, the 2003 through 2009 tax years generally remain subject to examination by their respective tax authorities.

Note 12.    Retirement Plan

The Company has pension plans covering substantially all of its Taiwan based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (Benefit Plan) and the Labor Pension Act, a defined contribution plan (Contribution Plan).

Under the Labor Standards Law, the Benefit Plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Benefit Obligation and Plan Assets

As of September 30, 2009 and 2008, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligations and plan assets for the Benefit Plan described above were as follows:

	2009	2008
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$2,093	$1,914
Service cost	16	19
Interest cost	58	58
Actuarial loss (gain)	(312)	75
Currency exchange rate changes	(4)	27
Benefits paid to plan participants	(139)	—
Assumed liability in business combination	534	—

Ending projected benefit obligation	$2,246	$2,093

	2009	2008
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$1,851	$1,684
Actual return on plan assets	42	58
Employer contributions	89	86
Currency exchange rate changes	(4)	23
Benefits paid to plan participants	(139)	—

Ending fair value of plan assets	$1,839	$1,851

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2009	2008
	(in thousands)
Other long-term liabilities	$407	$242
Accumulated other comprehensive income	572	822

Amount recognized	$979	$1,064

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of September 30:

2009
(in thousands)
Net transition obligation	$(553)
Net actuarial gain	303
Net prior service cost	—

Defined benefit plan, net	$(250)

The following table summarizes the accumulated benefit obligation as of September 30:

	2008	2008
	(in thousands)
Accumulated benefit obligation	$1,834	$1,198

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2009	2008
Discount rate	2.00%	2.75%
Expected return on plan assets	2.00%	2.75%
Rate of compensation increase	1.00%	3.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2009	2008	2007
	(in thousands)
Service cost	$16	$19	$16
Interest cost	58	58	65
Expected return on plan assets	(51)	(51)	(54)
Amortization and deferred amount	(56)	(80)	(79)

Net periodic benefit cost	$(33)	$(54)	$(52)

The balance of vested benefits amounted to approximately zero and $33,000 as of September 30, 2009 and 2008, respectively.

Non-U.S. Plan Assets

For the Benefit Plan, the Company deposits funds into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2010	$262
2011	$—
2012	$—
2013	$366
2013	$23
2015-2019	$1,001

Estimated Future Contributions

The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2010 is $47,000.

Note 13.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2009, 2008 and 2007 are as follows:

	Years Ended September 30,
	2009	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(5,050)	$(17,763)	$15,361

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,441	29,541	37,631
Dilutive effect of stock options and awards	—	—	344

Denominator for diluted net income (loss) per share	25,441	29,541	37,975

Basic net income (loss) per share	$(0.20)	$(0.60)	$0.41

Diluted net income (loss) per share	$(0.20)	$(0.60)	$0.40

The diluted earnings per share calculations for the years ended September 30, 2009 and 2008 do not include approximately 16,000 and 255,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2009, 2008 and 2007, an additional 5,565,000, 4,961,000 and 4,975,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Net Sales
United States	$22,933	$37,941	$45,040
China	8,633	8,240	9,564
Hong Kong	44,720	67,438	68,200
Taiwan	25,274	37,181	44,164
Japan	7,265	12,144	15,482
Other Asia Pacific countries	22,147	31,154	25,762
Europe	22,197	39,775	36,047
Other	1,082	1,356	1,136

Total net sales	$154,251	$235,229	$245,395

Long-lived assets
United States	$2,857	$3,569	$3,247
Hong Kong	30	53	72
China	865	1,029	921
Taiwan	19,466	19,904	19,044

Total long-lived assets	$23,218	$24,555	$23,284

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately $(303,000), $509,000, and $53,000 for the years ended September 30, 2009, 2008, and 2007, respectively, are included in the determination of net income (loss).

Note 15.    Commitments and Contingencies

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

Litigation

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. On October 5, 2009, the Company entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs that remains subject to approval by the court before it becomes final. As part of the agreement, the Company will receive a release for all Direct-Purchaser SRAM claims and does not admit any wrongdoing or liability.

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

Operating Leases

The Company leases its facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2010	$877
2011	710
2012	658
2013	559
2014	216
Thereafter	324

Total minimum rental commitments	$3,344

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2009, 2008 and 2007 was approximately $1.1 million, $1.2 million and $1.1 million (net of sublease income of $42,000), respectively.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2009, the Company had approximately $25.7 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Note 16.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible U.S. employees. Employees may make contributions through payroll withholdings of up to the lesser of $16,500 ($22,000 for participants older than 50) or 60% of their annual compensation for 2009. The Company elected to make no matching contributions during the years ended September 30, 2009, 2008 and 2007. Administrative expenses relating to the plan are insignificant.

Note 17.    Related Party Transactions

The Company purchases goods from SMIC in which the Company has less than a 1% ownership interest. Lip-Bu Tan, a director of the Company through July 30, 2007, had been a director of SMIC since January 2002. For the ten months ended July 31, 2007, purchases of goods from SMIC were approximately $17,520,000.

The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, our Executive Chairman, has been a director of Chrontel since July 1995. Accounts receivable from Chrontel was approximately $0 and $81,000 at September 30, 2009 and September 30, 2008, respectively.

The Company sold semiconductor products to KSC in which the Company had an approximate 22% equity interest until it sold its investment in December 2006. Kong-Yeu Han, a director of the Company, was a director of KSC until December 2006.

The Company sells memory products to Flextronics. Lip-Bu Tan, a director of the Company through July 30, 2007, has been a director of Flextronics since April 2003. The Company had been doing business with Flextronics prior to Mr. Tan joining the board of directors of Flextronics.

The following table shows sales to related parties for the years ended September 30:

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Sales to related parties
Chrontel	$622	$284	$—
Flextronics	—	—	1,751
KSC	—	—	13

Total	$622	$284	$1,764

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Acquisition of Enable Semiconductor Corporation

On April 27, 2009, the Company announced its acquisition of Enable, a private Taiwan and Korea based company, formerly a subsidiary of Nanoamp Solutions, Inc. The Company acquired 100% of the equity of Enable and effective April 27, 2009 began consolidating the results of Enable. The Enable acquisition provides the Company with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in Known Good Die (KGD) and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results. Any additional contingent payments will be recorded to goodwill.

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

The estimated purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,643
Liabilities assumed	(2,162)
In-process technology	710
Goodwill	1,251
Intangible assets acquired:
Developed technology	1,240

Total estimated purchase price allocation	$2,682

The developed technology is being amortized over five years.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Information (unaudited)

The following tables show the quarterly results of operations for each of the years ended September 30, 2009 and 2008.

Fiscal 2009	Fourth Quarter		Third Quarter		Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$46,432		$38,901		$31,253	$37,665
Gross profit	$16,929		$9,749		$6,467	$7,733
Operating income (loss)	$4,729		$(1,899	)(1)	$(4,127)	$(4,776)
Net income (loss)	$4,772		$(1,926	)(1)	$(3,826)	$(4,070)
Basic and diluted net income (loss) per share	$0.19		$(0.08)		$(0.15)	$(0.16)
Market price range common stock:
High	$3.85		$2.92		$1.85	$2.45
Low	$2.20		$1.51		$1.31	$1.36

Fiscal 2008
Net sales	$55,341		$58,494		$58,046	$63,348
Gross profit	$13,388		$13,311		$13,296	$13,201
Operating income (loss)	$(25,750	)(2)	$(332)		$898	$765
Net income (loss)	$(24,711	)(2)	$1,998		$1,983	$2,967
Basic and diluted net income (loss) per share	$(0.92)		$0.07		$0.07	$0.08
Market price range common stock:
High	$5.57		$6.34		$6.94	$7.08
Low	$2.31		$5.42		$5.46	$5.55

(1)	In the June 2009 quarter, the Company recorded a charge of approximately $0.7 million for acquired in-process technology related to the acquisition of Enable.
(2)	In the September 2008 quarter, the Company recorded a charge of approximately $25.3 million related to the impairment of goodwill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the identification of a material weakness in internal reporting as described below in “Management’s Report on Internal Control over Financial Reporting,” our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at September 30, 2009 at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. Based on this assessment, management has identified the following material weakness that has caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. We do not have adequate management oversight or supervision over non-routine accounting functions and the judgments used in developing financial estimates for inventory reserves.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the audited and unaudited periods presented.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Remediation of Material Weakness

To remediate the material weakness described above, we are implementing additional control procedures, management reviews and employee training. We are also improving the documentation of our policies and procedures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation efforts described above were in the process of being implemented in the three months ended December 31, 2009.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2010 Proxy Statement for our annual meeting of stockholders to be held on February 5, 2010 which proxy statement will be filed no later than 120 days following the end of our 2009 fiscal year (the “2010 Proxy Statement”).

The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement.

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

The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2010 Proxy Statement.

Item 11. Executive Compensation

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2010 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2010 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 37 of this Form 10-K.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(6)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(11)	Amended and Restated Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(9)*	2007 Incentive Compensation Plan.

10.8(10)*	Executive Bonus Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1	Power of Attorney (see page 77).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date: December 22, 2009

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

Signature	Title

/S/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Executive Chairman of the Board

/S/ SCOTT D. HOWARTH (Scott D. Howarth)	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOHN M. COBB (John M. Cobb)	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/S/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/S/ PAUL CHIEN (Paul Chien)	Director

/S/ JONATHAN KHAZAM (Jonathan Khazam)	Director

/S/ KEITH MCDONALD (Keith McDonald)	Director

/S/ STEPHEN PLETCHER (Stephen Pletcher)	Director

/S/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

/S/ JOHN ZIMMERMAN (John Zimmerman)	Director

Date: December 22, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(6)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(11)	Amended and Restated Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(7)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(3)*	Form of 1989 Stock Plan, as amended, and form of Stock Option Agreements.

10.4(8)*	1995 Director Stock Option Plan, as amended.

10.5(5)*	Nonstatutory Stock Plan, as amended.

10.6(4)*	1998 Stock Plan, as amended.

10.7(9)*	2007 Incentive Compensation Plan.

10.8(10)*	Executive Bonus Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1	Power of Attorney (see page 77).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed April 22, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.