Form 10-Q
period 2009-12-31
INTEGRATED SILICON SOLUTION INC
filed 2010-02-12
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

The number of outstanding shares of the registrant’s Common Stock as of February 5, 2010 was 25,099,026.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2009	2008
Net sales	$50,555	$37,665
Cost of sales	30,434	29,932

Gross profit	20,121	7,733

Operating expenses:
Research and development	4,989	5,208
Selling, general and administrative	7,626	7,301

Total operating expenses	12,615	12,509

Operating income (loss)	7,506	(4,776)
Interest and other income, net	336	582

Income (loss) before income taxes	7,842	(4,194)
Provision (benefit) for income taxes	644	(60)

Consolidated net income (loss)	7,198	(4,134)

Less: Net (income) loss attributable to noncontrolling interests	(2)	64

Net income (loss)	$7,196	$(4,070)

Basic net income (loss) per share	$0.29	($0.16)

Shares used in basic per share calculation	25,013	25,603

Diluted net income (loss) per share	$0.28	($0.16)

Shares used in diluted per share calculation	25,708	25,603

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2009	September 30, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$55,993	$54,944
Short-term investments	29,162	28,542
Accounts receivable, net	28,860	26,501
Inventories	27,617	19,275
Other current assets	3,443	2,922

Total current assets	145,075	132,184
Property, equipment and leasehold improvements, net	23,068	23,218
Long-term investments	1,927	1,408
Purchased intangible assets, net	2,045	2,313
Goodwill	1,251	1,251
Other assets	1,336	1,556

Total assets	$174,702	$161,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,329	$26,825
Accrued compensation and benefits	4,201	4,364
Accrued expenses	6,703	5,368

Total current liabilities	41,233	36,557

Other long-term liabilities	715	797

Total liabilities	41,948	37,354

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	309,146	309,649
Accumulated deficit	(178,285)	(185,481)
Accumulated other comprehensive income (loss)	76	(1,344)
Noncontrolling interest	1,814	1,750

Total stockholders’ equity	132,754	124,576

Total liabilities and stockholders’ equity	$174,702	$161,930

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$7,196	$(4,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	801	999
Stock-based compensation	552	916
Amortization of intangibles	268	206
Net foreign currency transaction (gains) losses	(27)	(99)
Other non-cash items	57	(19)
Net income (loss) attributable to noncontrolling interests	2	(64)
Net effect of changes in current and other assets and current liabilities	(6,308)	2,224

Net cash provided by operating activities	2,541	93

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(594)	(918)
Proceeds from sale of assets	—	3
Proceeds from noncontrolling shareholders of consolidated subsidiary	—	304
Purchases of available-for-sale securities	—	(5,521)
Proceeds from sales of available-for-sale securities	—	7,330

Net cash provided by (used in) investing activities	(594)	1,198

Cash flows from financing activities
Repurchases and retirements of common stock	(1,097)	(2,964)
Proceeds from issuance of common stock	33	—

Net cash used in financing activities	(1,064)	(2,964)

Effect of exchange rate changes on cash and cash equivalents	166	(227)

Net increase (decrease) in cash and cash equivalents	1,049	(1,900)
Cash and cash equivalents at beginning of period	54,944	42,175

Cash and cash equivalents at end of period	$55,993	$40,275

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

The Company’s operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The Company has evaluated subsequent events through February 12, 2010, the date the financial statements were issued.

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

3. Impact of Recently Issued Accounting Standards

Accounting Pronouncements

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. The Company does not anticipate that the additional disclosure requirements will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

During the first three months of fiscal 2010, the Company adopted the following accounting standards, neither of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Noncontrolling Interest (Minority Interest)

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. The Company is required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company is also required to present net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income.

4. Fair Value Measurements

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

As of December 31, 2009, the Company’s financial assets utilizing Level 1 inputs included short-term and long-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At December 31, 2009, the Company’s investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continued to earn interest on all of its auction rate securities as of December 31, 2009. Due to adverse events in the credit markets, the ARS held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available. The Company used a discounted cash flow model to estimate the fair value of its ARS as of December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, liquidity risk premium, credit quality, and timing of cash flows. The Company concluded that the pricing model, given the lack of available market pricing, provided a reasonable basis for determining fair value of the ARS as of December 31, 2009.

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the ARS to the Company. The Agreement covers all of the Company’s ARS as of December 31, 2009. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value with gains and losses recognized as a component of net income. At the same time, the Company transferred these ARS from available-for-sale to trading investment securities. The Company valued the Put Option using the Black-Scholes model. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
		(in thousands)
Money market instruments (1)	$12,120	$—	$12,120
Auction rate securities (2)(4)	—	18,040	18,040
Auction rate securities Put Option (2)(4)	—	1,910	1,910
Certificates of deposit (1)(2)	9,991	—	9,991
Mutual funds (2)	2,814	—	2,814
Ralink common stock (2)	2,714	—	2,714
Semiconductor Manufacturing International Corp. (SMIC) common stock (3)	1,927	—	1,927

Total	$29,566	$19,950	$49,516

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments
(3)	Included in long-term investments
(4)	Classified as trading securities

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the FASB guidance for the three months ended December 31, 2009:

Significant Unobservable Inputs (Level 3)
(in thousands)
Balance on September 30, 2009	$19,950
Gains or losses included in earnings:
Unrealized loss from auction rate securities	(2)
Unrealized gain from Put Option	2

Balance on December 31, 2009	$19,950

As of December 31, 2009, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Available-for-sale marketable securities consisted of the following:

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$12,120	$—	$—	$12,120
Certificates of deposit	9,991	—	—	9,991
Mutual funds	2,810	4	—	2,814
SMIC common stock	3,426	—	(1,499)	1,927
Ralink common stock	459	2,255	—	2,714

Total	28,806	2,259	(1,499)	29,566
Less: Amounts included in cash and cash equivalents	(18,427)	—	—	(18,427)

	$10,379	$2,259	$(1,499)	$11,139

September 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$16,041	$—	$—	$16,041
Certificates of deposit	9,938	—	—	9,938
Mutual funds	2,795	2	—	2,797
SMIC common stock	3,426	—	(2,018)	1,408
Ralink common stock	457	1,673	—	2,130

Total	32,657	1,675	(2,018)	32,314
Less: Amounts included in cash and cash equivalents	(22,314)	—	—	(22,314)

	$10,343	$1,675	$(2,018)	$10,000

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At December 31, 2009, 2,129,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over a three-year period based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2009, 1,282,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table outlines the effects of total stock-based compensation.

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Stock-based compensation
Cost of sales	$28	$56
Research and development	193	385
Selling, general and administrative	331	475

Total stock-based compensation	$552	$916
Tax effect on stock-based compensation	—	—

Net effect on net income (loss)	$552	$916

As of December 31, 2009, there was approximately $4.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.84 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2010 and the first quarter of fiscal 2009 were based on estimates at the date of grant as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Weighted-average fair value of grants	$1.83	$0.73
Expected term in years	4.54	4.54
Volatility	48%	41%
Risk-free interest rate	2.23%	2.30%
Dividend yield	0.00%	0.00%

A summary of the Company’s stock option activity and related information for the three months ended December 31, 2009 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	4,801	$4.97
Granted	960	$4.34
Exercised	(13)	$2.52		$27
Cancelled/Expired	(217)	$4.84

Outstanding at December 31, 2009	5,531	$4.87	4.87	$8,075

Exercisable at December 31, 2009	2,863	$6.00	3.91	$2,618
Vested and expected to vest after December 31, 2009	5,243	$4.94	4.79	$7,505

A summary of the Company’s RSU activity and related information for the three months ended December 31, 2009 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2009	66	$5.60
Granted	—	$—
Vested	—	$—	$—
Forfeited	(7)	$5.60

Outstanding at December 31, 2009	59	$5.60	$336

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Concentrations

In each of the three months ended December 31, 2009 and December 31, 2008, revenue recognized for one distributor, accounted for 12% of net sales.

7. Inventories

The following is a summary of inventories by major category:

	December 31, 2009	September 30, 2009
	(In thousands)
Purchased components	$9,544	$5,667
Work-in-process	2,921	1,106
Finished goods	15,152	12,502

	$27,617	$19,275

During the three months ended December 31, 2009 and 2008, the Company recorded inventory write-downs of $0.9 million and $4.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Net income (loss)	$7,196	$(4,070)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	329	(1,239)
Change in unrealized gain (loss) on investments	1,103	1,235
Change in retirement plan transition obligation	(12)	(38)

Comprehensive income (loss)	$8,616	$(4,112)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2009	September 30, 2009
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,244)	$(1,573)
Accumulated net unrealized gain on Ralink	2,255	1,673
Accumulated net unrealized loss on SMIC	(1,499)	(2,018)
Accumulated net unrealized gain on other available-for-sale investments	4	2
Accumulated net retirement plan transition obligation	396	408
Accumulated net retirement plan actuarial losses	164	164

Total accumulated other comprehensive income (loss)	$76	$(1,344)

9. Income Taxes

As of December 31, 2009, the Company had approximately $140,000 of unrecognized tax positions that would impact its effective tax rate. In the three months ended December 31, 2009, there was no change to the amount of the unrecognized tax benefits.

The Company recorded an income tax expense of $644,000 for the three months ended December 31, 2009. The income tax expense is comprised of a federal tax refund, state income tax, foreign alternative minimum tax and foreign withholding taxes. The Company recorded $769,000 for foreign alternative minimum tax for the periods ending September 30, 2007 and 2008 and current period state income tax of $85,000. This tax expense is reduced for a refund of previously paid Federal alternative minimum tax of $211,000. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in the Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas generally, net operating losses can only be carried back up to 2 years.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$7,196	$(4,070)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,013	25,603
Dilutive effect of stock options and awards	695	—

Denominator for diluted net income (loss) per share	25,708	25,603

Basic net income (loss) per share	$0.29	$(0.16)

Diluted net income (loss) per share	$0.28	$(0.16)

For the three months ended December 31, 2009 and December 31, 2008, 3,329,000 and 6,443,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

11. Common Stock Repurchase Program

The Company paid approximately $1.1 million and $3.0 million in connection with the repurchase of 244,941 shares and 1,364,536 shares of its common stock during the three months ended December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of December 31, 2009, $3.8 million remained available under the existing repurchase authorization.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2009, the Company had approximately $21.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Net sales
United States	$8,164	$7,896
China	3,138	1,418
Hong Kong	13,796	10,433
Taiwan	6,786	4,420
Japan	2,384	2,410
Korea	5,019	2,133
Other Asia Pacific countries	2,990	2,375
Europe	7,939	6,202
Other	339	378

Total net sales	$50,555	$37,665

	December 31, 2009	September 30, 2009
	(In thousands)
Long-lived assets
United States	$2,594	$2,857
Hong Kong	27	30
China	833	865
Taiwan	19,614	19,466

	$23,068	$23,218

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

All forward-looking statements made by us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In the three months ended December 31, 2009 and in fiscal 2009, approximately 88% and 86%, respectively, of our revenue was derived from our SRAM and DRAM products. Through our Giantec business unit, we also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first quarter of fiscal 2010 and in fiscal 2009, though the average selling prices for certain DRAM products increased in the December 2009 quarter and the latter part of our September 2009 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 84%, 79%, 85%, 84% and 82% in the first quarter of fiscal 2010, the first quarter of fiscal 2009, and in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2009	2008	2009	2008	2007
Asia	67%	62%	70%	66%	67%
Europe	16	16	14	17	15
U.S.	16	21	15	16	18
Other	1	1	1	1	—

Total	100%	100%	100%	100%	100%

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

Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the financial markets may have an adverse effect on the U.S. and world economies, which may negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurances that the government responses to the disruptions in the financial markets in late 2008 and 2009 will restore confidence in the U.S. and global markets. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect to continue to experience these adverse business conditions in the event of further downturns. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any further economic slowdown and allow us to meet our operating objectives.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments and (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Accounting for acquisitions and goodwill. We account for acquisitions using the purchase accounting method in accordance with Financial Accounting Standards Board (FASB) guidance in place at the time of the acquisition. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 34% to $50.6 million in the three months ended December 31, 2009 from $37.7 million in the three months ended December 31, 2008. The increase in net sales of $12.9 million was principally due to a significant increase in unit shipments of our DRAM products in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products increased in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In each of the three months ended December 31, 2009 and December 31, 2008, revenue recognized for one distributor accounted for 12% of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $12.4 million to $20.1 million in the three months ended December 31, 2009 from $7.7 million in the three months ended December 31, 2008. Our gross margin was 39.8% in the three months ended December 31, 2009 compared to 20.5% in the three months ended December 31, 2008. The increase in gross margin in the three months ended December 31, 2009 compared to the three months ended December 31, 2008 can be attributed to the favorable impact in the current period from the sales of items previously written down to lower of cost or market combined with a decrease in inventory write-downs. Our gross margin for the three months ended December 31, 2009 included inventory write-downs of $0.9 million while our gross margin for the three months ended December 31, 2008 included inventory write-downs of $4.3 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the three months ended December 31, 2009 and December 31, 2008 benefited from the sale of $1.3 million and $0.3 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in the three months ended December 31, 2009 compared to December 31, 2008 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increased. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses decreased by 4% to $5.0 million in the three months ended December 31, 2009 compared to $5.2 million in the three months ended December 31, 2008. As a percentage of net sales, research and development expenses decreased to 9.9% in the three months ended December 31, 2009 from 13.8% in the three months ended December 31, 2008. The decrease in research and development expenses of $0.2 million can be attributed to a decrease in product development costs, testing fees and depreciation and amortization partially offset by an increase in headcount related expenses associated with our acquisition of Enable Semiconductor and the addition of a new design team in Taiwan. We expect the dollar amount of our research and development expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses increased by 4% to $7.6 million in the three months ended December 31, 2009 from $7.3 million in the three months ended December 31, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 15.1% in the three months ended December 31, 2009 from 19.4% in the three months ended December 31, 2008. The increase in selling, general and administrative expenses of $0.3 million was mainly attributable to an increase in sales commissions in the three months ended December 31, 2009 compared to the three months ended December 31, 2008 as a result of our higher revenue. We expect the dollar amount of our selling, general and administrative expenses to remain relatively constant and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Interest and other income, net. Interest and other income, net was $0.3 million in the three months ended December 31, 2009 compared to $0.6 million in the three months ended December 31, 2008. The $0.3 million of interest and other income in the three months ended December 31, 2009 is comprised primarily of net interest income of $0.1 million and $0.2 million in rental income from the lease of excess space in our Taiwan facility. The $0.6 million of interest and other income in the three months ended December 31, 2008 is comprised primarily of net interest income of $0.2 million and $0.4 million in rental income from the lease of excess space in our Taiwan facility. The decrease in interest income is primarily attributable to a decrease in the interest rates in the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Provision (benefit) for income taxes. We recorded an income tax expense of $644,000 for the three months ended December 31, 2009. The income tax expense is comprised of a federal tax refund, state income tax, foreign alternative minimum tax and foreign withholding tax. We recorded $769,000 for foreign alternative minimum tax for the periods ending September 30, 2007 and 2008 and current period state income tax of $85,000. This tax expense is reduced for a refund of previously paid Federal alternative minimum tax of $211,000. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in the Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas generally, net operating losses can only be carried back up to 2 years.

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

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was income of $2,000 in the three months ended December 31, 2009 compared to a loss of $64,000 in the three months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $85.2 million. During the three months ended December 31, 2009, operating activities provided cash of approximately $2.5 million compared to $0.1 million provided in the three months ended December 31, 2008. The cash provided by operations in the three months ended December 31, 2009 was primarily due to our net income of $7.2 million adjusted for non-cash items of $1.6 million, increases in accounts payable of $3.4 million and increases in accrued liabilities of $1.1 million. This was partially offset by increases in inventories of $8.2 million, increases in accounts receivable of $2.3 million and increases in other assets of $0.3 million. The cash provided by operations in the three months ended December 31, 2008 was primarily due to decreases in accounts receivable of $13.9 million, decreases in other assets of $1.6 million and decreases in inventories of $0.5 million. This was offset by decreases in accounts payable of $11.9 million, decreases in accrued liabilities of $1.9 million and our net loss of $4.1 million adjusted for non-cash items of $2.0 million.

In the three months ended December 31, 2009, we used $0.6 million for investing activities compared to $1.2 million generated in the three months ended December 31, 2008. The cash used in the three months ended December 31, 2009, was for the acquisition of property, equipment and leasehold improvements. In the three months ended December 31, 2008, we generated $1.8 million from the net sales of available-for-sale securities. We also received proceeds of approximately $0.3 million from the minority investee in our consolidated subsidiary Wintram Inc.

In the three months ended December 31, 2009, we made capital expenditures of approximately $0.6 million compared to $0.9 million in the three months ended December 31, 2008. The expenditures in the three months ended December 31, 2009 were primarily for engineering tools and computer hardware. We expect to spend approximately $3.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We used $1.1 million for financing activities during the three months ended December 31, 2009 compared to $3.0 million used during the three months ended December 31, 2008. In the three months ended December 31, 2009, we used $1.1 million for the repurchase and retirement of our common stock. Our source of financing for the three months ended December 31, 2009 was proceeds from the issuance of common stock of $33,000 from stock option exercises. In the three months ended December 31, 2008, we used $3.0 million for the repurchase and retirement of our common stock.

We have $12.7 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through October 2010. As of December 31, 2009, we had no outstanding borrowings under these short-term lines of credit.

At December 31, 2009, our investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities was initially provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has greatly diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of December 31, 2009. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities. As of December 31, 2009, we had no borrowings under this line of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy our building. The land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.1 million at December 31, 2009.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

At December 31, 2009, we had outstanding authorization from our Board to purchase up to $3.8 million of our common stock from time to time.

We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in or prepayments to wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2009, we recorded exchange gains of approximately $27,000, whereas, in fiscal 2009, we recorded exchange losses of approximately $0.3 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents and short-term investments of $85.2 million at December 31, 2009. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced market risk and liquidity issues related to our auction rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB ASC 320 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 31, 2009 was approximately $1.9 million and is included in long-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO) and its common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB ASC 320 and have marked our investment to the market value as of December 31, 2009 with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in Ralink is approximately $0.5 million and the market value at December 31, 2009 was approximately $2.7 million. The market value of our Ralink shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect the current market value.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have commenced efforts to address the material weakness in our internal control over financial reporting related to adequate management oversight or supervision over non-routine accounting functions and the judgments used in developing financial estimates for inventory reserves and the ineffectiveness of our disclosure controls and procedures that we reported in our report on Form 10-K for the year ended September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We are also improving the documentation of our policies and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, during the three months ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain general economic conditions and any further downturn in the markets we serve are expected to adversely affect our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. There can be no assurance that the government responses to the disruptions in the financial markets in late 2008 and 2009 will restore confidence in the U.S. and global markets. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies. In particular, while we currently expect our revenue for the quarter ending March 31, 2010 to be relatively flat compared to our revenue in the quarter ended December 31, 2009, our expected revenue in the March 2010 quarter will still be significantly below our quarterly revenue prior to the start of the recession in 2008. The uncertainty regarding the U.S. and global economies has also made it more difficult for us to forecast and manage our business. Although we are continuing actions to control our expenses and inventory levels, there can be no assurance that these actions will be sufficient to address the impact of any further economic slowdown and allow us to meet our operating objectives.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the first quarter of fiscal 2010 and in fiscal 2009, approximately 88% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. Historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

Foundry capacity has tightened in recent periods, and we may be required to pay higher prices for wafers or enter into costly arrangements to secure foundry capacity.

In response to improving semiconductor industry conditions, foundry capacity has tightened in recent periods. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

•	option payments or other prepayments to foundries;

•	increased prices for wafers;

•	purchases of equity or debt securities in foundries;

•	joint ventures;

•	process development relationships with foundries;

•	contracts that commit us to purchase specified quantities of wafers over extended periods; and

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments.

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

We were profitable in the December 2009 quarter and though we were also profitable in the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There is no assurance that we will maintain profitability in future periods. Our ability to achieve profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a further decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2010, in fiscal 2009 and in fiscal 2008, we recorded inventory write-downs of $0.9 million, $10.8 million, and $11.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Current and continued uncertain economic conditions and the continued uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	possible capacity shortages;

•	financial viability of our contractors;

•	reduced control over product quality;

•	reduced control over delivery schedules;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us; and

•	general risks related to conducting business internationally.

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

In the three months ended December 31, 2009, approximately 16% of our net sales was attributable to customers located in the U.S., 16% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

In our Annual Report on Form 10-K for our fiscal year ended September 30, 2009, we were required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective. Based on the material weakness regarding not having adequate management oversight or supervision over non-routine accounting functions and the judgment used in developing financial estimates for inventory reserves as described in Item 9A(T) of our Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We are also improving the documentation of our policies and procedures. Our disclosure controls and procedures include components of our internal control over financial reporting. If in the future, we are unable to conclude that our internal control over financial reporting is effective and conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

From September 2007 through December 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. In particular, in the three months ended December 31, 2009, we repurchased 244,941 shares of our common stock in the open market at an aggregate price of approximately $1.1 million. In addition, in fiscal 2009, we repurchased 2,050,340 shares of our common stock in the open market at an aggregate price of approximately $4.9 million, and in fiscal 2008 we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer. At December 31, 2009, we had outstanding authorization from our Board to purchase up to an additional $3.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics such as a flu outbreak and other natural or manmade disasters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
October 1, 2009–October 31, 2009	—	$—	—	$4,881,154	(1)
November 1, 2009–November 30, 2009	205,885	$4.41	205,885	$3,972,432	(1)
December 1, 2009–December 31, 2009	39,056	$4.82	39,056	$3,784,000	(1)

Total	244,941	$4.48	244,941

(1)	On November 28, 2007, we announced that our board of directors had approved the repurchase of up to $80 million of our shares of common stock. We used $70 million of this approved amount to repurchase 10 million shares of our common stock through a self-tender offer which expired on January 3, 2008. The additional $10 million is expected to be used for the repurchase of additional shares, from time to time, through open-market transactions under Rule 10b-18. As indicated in the above table, as of December 31, 2009, approximately $3.8 million remained available under our repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on Friday, February 5, 2010 at 3:30 p.m., local time, in San Jose, California.

(a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person’s successor is elected and qualified:

Name of Nominee	Votes in Favor	Votes Withheld
Jimmy S.M. Lee	15,179,870	641,936
Scott Howarth	15,322,865	498,941
Kong-Yeu Han	15,205,646	616,160
Paul Chien	14,095,249	1,726,557
Jonathan Khazam	14,097,068	1,724,738
Keith McDonald	15,264,617	557,189
Stephen Pletcher	15,278,146	543,660
Bruce A. Wooley	14,633,799	1,188,007
John Zimmerman	14,075,434	1,746,372

(b) Our stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accountants for the fiscal year ending September 30, 2010, with 21,430,130 votes in favor, 235,615 votes against and 75,106 votes abstaining.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 12, 2010	/s/ JOHN M. COBB
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)