Form 10-Q
period 2010-03-31
INTEGRATED SILICON SOLUTION INC
filed 2010-05-17
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of the registrant’s Common Stock as of May 7, 2010 was 25,905,595.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$57,043	$31,253	$107,598	$68,918
Cost of sales	35,827	24,786	66,261	54,718

Gross profit	21,216	6,467	41,337	14,200

Operating expenses:
Research and development	5,899	4,186	10,888	9,394
Selling, general and administrative	8,550	6,408	16,176	13,709

Total operating expenses	14,449	10,594	27,064	23,103

Operating income (loss)	6,767	(4,127)	14,273	(8,903)
Interest and other income, net	435	282	771	864

Income (loss) before income taxes	7,202	(3,845)	15,044	(8,039)
Provision (benefit) for income taxes	47	(42)	691	(102)

Net income (loss)	7,155	(3,803)	14,353	(7,937)
Less: Net (income) loss attributable to noncontrolling interests	(1)	(23)	(3)	41

Net income (loss) attributable to ISSI	$7,154	$(3,826)	$14,350	$(7,896)

Basic net income (loss) per share	$0.28	$(0.15)	$0.57	$(0.31)

Shares used in basic per share calculation	25,310	25,508	25,161	25,556

Diluted net income (loss) per share	$0.27	$(0.15)	$0.55	$(0.31)

Shares used in diluted per share calculation	26,771	25,508	26,147	25,556

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2010	September 30, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$48,814	$54,944
Restricted cash	5,029	—
Short-term investments	29,150	28,542
Accounts receivable, net	37,010	26,501
Inventories	35,592	19,275
Other current assets	4,655	2,922

Total current assets	160,250	132,184
Property, equipment and leasehold improvements, net	23,493	23,218
Long-term investments	—	1,408
Purchased intangible assets, net	1,777	2,313
Goodwill	1,251	1,251
Other assets	11,296	1,556

Total assets	$198,067	$161,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,063	$26,825
Accrued compensation and benefits	5,355	4,364
Accrued expenses	5,686	5,368

Total current liabilities	47,104	36,557
Other long-term liabilities	750	797

Total liabilities	47,854	37,354
Commitments and contingencies
Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	314,273	309,649
Accumulated deficit	(171,131)	(185,481)
Accumulated comprehensive income (loss)	2,131	(1,344)

Total parent stockholders’ equity	145,276	122,826
Noncontrolling interest	4,937	1,750

Total stockholders’ equity	150,213	124,576

Total liabilities and stockholders’ equity	$198,067	$161,930

(1) Derived from audited financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$14,353	$(7,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,567	1,992
Stock-based compensation	1,079	1,842
Amortization of intangibles	536	425
Gain on sale of investments	(200)	—
Net foreign currency transaction (gains) losses	(104)	(17)
Other non-cash items	127	(38)
Prepayments for foundry capacity	(10,000)	—
Net effect of changes in current and other assets and current liabilities	(17,524)	2,864

Net cash used in operating activities	(10,166)	(869)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,748)	(2,334)
Proceeds from sale of assets	—	3
Proceeds from sale of investments	237	—
Proceeds from noncontrolling interest	3,785	831
Increase in restricted cash	(5,029)	—
Purchases of available-for-sale securities	(911)	(7,324)
Proceeds from sales of available-for-sale securities	4,752	9,002

Cash provided by investing activities	1,086	178

Cash flows from financing activities
Repurchases and retirement of common stock	(1,108)	(3,173)
Proceeds from issuance of common stock	3,897	390
Proceeds from borrowings under short-term lines of credit	—	11,915
Principal payments of short-term lines of credit	—	(11,915)

Cash provided by (used in) financing activities	2,789	(2,783)
Effect of exchange rate changes on cash and cash equivalents	161	(468)

Net decrease in cash and cash equivalents	(6,130)	(3,942)
Cash and cash equivalents at beginning of period	54,944	42,175

Cash and cash equivalents at end of period	$48,814	$38,233

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$663	$—

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

The Company’s operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

3. Impact of Recently Issued Accounting Standards

Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance in the quarter ended March 31, 2010. The adoption of this amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

During the first six months of fiscal 2010, the Company adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

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

Noncontrolling Interest (Minority Interest)

In December 2007 and January 2010, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. The Company is required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company is also required to present net income attributable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of fiscal 2012, these amended accounting standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs relating to Level 3 measurements. The Company does not anticipate that the additional disclosure requirements will have a material impact on its consolidated financial statements.

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

As of March 31, 2010, the Company’s financial assets utilizing Level 1 inputs included short-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At March 31, 2010, the Company’s investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continued to earn interest on all of its auction rate securities as of March 31, 2010. Due to adverse events in the credit markets, the ARS held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available. The Company used a discounted cash flow model to estimate the fair value of its ARS as of March 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, liquidity risk premium, credit quality, and timing of cash flows. The Company concluded that the pricing model, given the lack of available market pricing, provided a reasonable basis for determining fair value of the ARS as of March 31, 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the ARS to the Company. The Agreement covers all of the Company’s ARS as of March 31, 2010. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value with gains and losses recognized as a component of net income. At the same time, the Company transferred these ARS from available-for-sale to trading investment securities. The Company valued the Put Option using the Black-Scholes model. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009:

	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$12,194	$—	$12,194
Auction rate securities (3)(5)	—	17,998	17,998
Auction rate securities Put Option (3)(5)	—	1,952	1,952
Certificates of deposit (1)(2)(3)	9,209	—	9,209
Ralink common stock (3)	2,710	—	2,710
Semiconductor Manufacturing International Corp. (SMIC) common stock (3)	3,850	—	3,850

Total	$27,963	$19,950	$47,913

	September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Money market instruments (1)	$16,041	$—	$16,041
Auction rate securities (3)(5)	—	18,042	18,042
Auction rate securities Put Option (3)(5)	—	1,908	1,908
Certificates of deposit (1)(3)	9,938	—	9,938
Mutual funds (3)	2,797	—	2,797
Ralink common stock (3)	2,130	—	2,130
Semiconductor Manufacturing International Corp. (SMIC) common stock (4)	1,408	—	1,408

Total	$32,314	$19,950	$52,264

(1)	Included in cash and cash equivalents
(2)	Included in restricted cash
(3)	Included in short-term investments
(4)	Included in long-term investments
(5)	Classified as trading securities

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the FASB guidance for the for the three and six months ended March 31, 2010:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
	(In thousands)
Balance at beginning of period	$19,950	$19,950
Gains or losses included in earnings:
Unrealized loss from auction rate securities	(42)	(44)
Unrealized gain from Put Option	42	44

Balance at end of period	$19,950	$19,950

As of March 31, 2010 and September 30, 2009, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Available-for-sale marketable securities consisted of the following:

March 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Money market instruments	$12,194	$—	$—	$12,194
Certificates of deposit	4,180	—	—	4,180
SMIC common stock	3,426	424	—	3,850
Ralink common stock	425	2,285	—	2,710

Total	20,225	2,709	—	22,934
Less: Amounts included in cash and cash equivalents	(13,734)	—	—	(13,734)

	$6,491	$2,709	$—	$9,200

September 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Money market instruments	$16,041	$—	$—	$16,041
Certificates of deposit	9,938	—	—	9,938
Mutual funds	2,795	2	—	2,797
SMIC common stock	3,426	—	(2,018)	1,408
Ralink common stock	457	1,673	—	2,130

Total	32,657	1,675	(2,018)	32,314
Less: Amounts included in cash and cash equivalents	(22,314)	—	—	(22,314)

	$10,343	$1,675	$(2,018)	$10,000

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At March 31, 2010, 2,160,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over a three-year period based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2010, 1,215,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table outlines the effects of total stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$29	$56	$57	$112
Research and development	168	397	361	782
Selling, general and administrative	330	473	661	948

Total stock-based compensation	$527	$926	$1,079	$1,842
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$527	$926	$1,079	$1,842

As of March 31, 2010, there was approximately $3.9 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.65 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and six months ended March 31, 2010 and 2009, were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Weighted-average fair value of grants	$2.95	$0.65	$1.88	$0.73
Expected term in years	4.54	4.54	4.54	4.54
Estimated volatility	50%	43%	48%	41%
Risk-free interest rate	2.39%	1.87%	2.24%	2.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of the Company’s stock option activity and related information for the six months ended March 31, 2010 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	4,801	$4.97

Granted	1,004	$4.44
Exercised	(832)	$4.29		$2,944
Cancelled/Expired	(301)	$6.01

Outstanding at March 31, 2010	4,672	$4.91	4.96	$27,334

Exercisable at March 31, 2010	2,199	$6.28	4.01	$10,382
Vested and expected to vest at March 31, 2010	4,435	$4.97	4.89	$25,730

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2010 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2009	66	$5.60

Granted	—	$—
Vested	(29)	$—	$207
Forfeited	(8)	$5.60

Outstanding at March 31, 2010	29	$5.60	$303

During the six months ended March 31, 2010, employees purchased a total of 67,000 shares for $0.3 million under the Company’s ESPP. During the six months ended March 31, 2009, employees purchased a total of 270,000 shares for $0.4 million under the Company’s ESPP.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Concentrations

In each of the three and six months ended March 31, 2010 and March 31, 2009, revenue from the Company’s largest distributor accounted for 13% of net sales. In the three and six months ended March 31, 2010, revenue from the Company’s second largest distributor accounted for 11% and 10% of net sales, respectively.

7. Inventories

The following is a summary of inventories by major category:

	March 31, 2010	September 30, 2009
	(In thousands)
Purchased components	$7,972	$5,667
Work-in-process	3,189	1,106
Finished goods	24,431	12,502

	$35,592	$19,275

During the three and six months ended March 31, 2010, the Company recorded inventory write-downs of $0.4 million and $1.3 million, respectively. During the three months and six months ended March 31, 2009, the Company recorded inventory write-downs of $3.2 million and $7.4 million, respectively. The inventory write-downs were predominately for excess and obsolescence issues and lower of cost or market on certain of the Company’s products.

8. Stockholders’ Equity

The major changes in the components of Stockholders’ Equity since the beginning of fiscal 2010 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2009	$2	$309,649	$(185,481)	$(1,344)	$1,750

Components of comprehensive loss:
Net income	—	—	14,350	—	3
Change in cumulative translation adjustment, net of tax	—	—	—	692	—
Change in unrealized gain on investments, net of tax	—	—	—	3,052	—
Change in retirement plan obligations, net of tax	—	—	—	(269)	—

Stock options exercised and shares issued upon vesting of RSUs	1	3,566	—	—	—
Shares issued under stock purchase plan	—	331	—	—	—
Stock-based compensation	—	1,079	—	—	—
Shares repurchased and retired	—	(1,108)	—	—	—
Noncontrolling interest in Giantec	—	740	—	—	3,045
Change in noncontrolling interest in Wintram	—	16	—	—	139

Balance at March 31, 2010	$3	$314,273	$(171,131)	$2,131	$4,937

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$7,155	$(3,803)	$14,353	$(7,937)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	363	(1,714)	692	(2,953)
Change in unrealized gains (losses) on investments	1,949	204	3,052	1,439
Change in retirement plan transition obligation	(257)	(43)	(269)	(81)

Comprehensive income (loss)	$9,210	$(5,356)	$17,828	$(9,532)
Comprehensive income (loss) attributable to noncontrolling interest	(1)	(23)	(3)	41

Comprehensive income (loss) attributable to ISSI	$9,210	$(5,379)	$17,825	$(9,491)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2010	September 30, 2009
	(In thousands)
Accumulated foreign currency translation adjustments	$(881)	$(1,573)
Accumulated net unrealized gain on Ralink	2,285	1,673
Accumulated net unrealized gain (loss) on SMIC	424	(2,018)
Accumulated net unrealized gain on other available-for-sale investments	—	2
Accumulated net retirement plan transition obligation	139	408
Accumulated net retirement plan actuarial losses	164	164

Total accumulated other comprehensive income (loss)	$2,131	$(1,344)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Income Taxes

As of March 31, 2010, the Company had approximately $140,000 of unrecognized tax positions that would impact its effective tax rate. In the three months and six ended March 31, 2010, there was no change to the amount of the unrecognized tax benefits.

The Company recorded an income tax expense of $47,000 and $691,000 for the three months and six months ended March 31, 2010, respectively. The income tax expense is comprised of foreign taxes on certain income earned by the Company’s foreign entities, state minimum taxes and a refund of previously paid Federal alternative minimum taxes. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in the Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas. generally, net operating losses can only be carried back up to 2 years.

For the three months and six months ended March 31, 2009, the Company recorded an income tax benefit of $42,000 and $102,000, respectively. The income tax benefit recorded for the three and six month periods ended March 31, 2009 is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 could elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded represents this refund claim partially offset by state minimum taxes.

10. Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) Per share:
Net income (loss)	$7,154	$(3,826)	$14,350	$(7,896)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,310	25,508	25,161	25,556
Dilutive stock options and awards	1,461	—	986	—

Denominator for diluted net income (loss) per share	26,771	25,508	26,147	25,556

Basic net income (loss) per share	$0.28	$(0.15)	$0.57	$(0.31)

Diluted net income (loss) per share	$0.27	$(0.15)	$0.55	$(0.31)

For the three months and six months ended March 31, 2010, options to purchase 642,000 and 3,052,000 shares were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2009, options and RSUs for 6,621,000 and 6,531,000 shares were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Common Stock Repurchase Program

In the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock. The Company paid approximately $0.2 million in connection with the repurchase of 124,946 shares of its common stock during the three months ended March 31, 2009. The Company paid approximately $1.1 million and $3.2 million in connection with the repurchase of 244,941 shares and 1,489,482 shares of its common stock during the six months ended March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of March 31, 2010, $3.8 million remained available under the existing share repurchase authorization.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2010, the Company withheld 1,529 shares to satisfy approximately $11,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

Legal Proceedings

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remains a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. On October 5, 2009, the Company entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs that remains subject to approval by the court before it becomes final. On March 19, 2010, the court issued an order granting preliminary approval of the settlement. As part of the agreement, the Company will receive a release for all Direct-Purchaser SRAM claims and does not admit any wrongdoing or liability.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

DRAM Technologies LLC v. Integrated Silicon Solution, Inc., et al.

On or about February 23, 2010, the Company was purportedly served with a patent infringement suit against the Company and several other semiconductor companies in the United States District Court for the Eastern District of Texas by DRAM Technologies LLC (“DRAM Technologies”), for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. 2:10-CV-45) (“the Complaint”). The Complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by it, as well as up to the trebling of unspecified damages. The litigation is still in its early stages and the Company has not yet answered the Complaint. The Company will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2010, the Company had approximately $25.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
		(In thousands)
Net sales
United States	$8,412	$4,434	$16,576	$12,330
China	3,321	1,757	6,459	3,175
Hong Kong	14,893	9,360	28,689	19,793
Japan	3,561	1,102	5,945	3,512
Korea	4,384	1,610	9,403	3,743
Taiwan	7,877	5,217	14,663	9,637
Other Asia Pacific countries	3,710	1,728	6,700	4,103
Europe	10,606	5,808	18,545	12,010
Other	279	237	618	615

Total net sales	$57,043	$31,253	$107,598	$68,918

	March 31, 2009	September 30, 2009
	(In thousands)
Long-lived assets
United States	$2,176	$2,857
Hong Kong	23	30
China	1,184	865
Taiwan	20,110	19,466

	$23,493	$23,218

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In the six months ended March 31, 2010 and in fiscal 2009, approximately 89% and 86%, respectively, of our revenue was derived from our SRAM and DRAM products. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. We still own more than 50% of Giantec and, as such, continue to consolidate the financial results of Giantec. Through our Giantec business unit, we also design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets.

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

The average selling prices of our SRAM and DRAM products are very sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first six months of fiscal 2010 and in fiscal 2009. However, the average selling prices for certain DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have continued through the March 2010 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 82%, 85% and 84% in the first six months of fiscal 2010, the first six months of fiscal 2009, and in fiscal 2009 and fiscal 2008, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2010	2009	2009	2008
Asia	67%	64%	70%	66%
Europe	17	17	14	17
U.S.	15	18	15	16
Other	1	1	1	1

Total	100%	100%	100%	100%

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

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve and the broad fluctuations in economic conditions in the U.S. and other countries, it is difficult for us to assess the impact of seasonal factors on our business.

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

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption see “Note 3: Impact of Recently Issued Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. None of the recently adopted accounting pronouncements have had a material effect on our consolidated condensed financial statements.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 83% to $57.0 million in the three months ended March 31, 2010 from $31.3 million in the three months ended March 31, 2009. The increase in net sales of $25.8 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products increased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In each of the three months ended March 31, 2010 and March 31, 2009, revenue from our largest distributor accounted for 13% of net sales. In the three months ended March 31, 2010, revenue from our second largest distributor accounted for 11% of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $14.7 million to $21.2 million in the three months ended March 31, 2010 from $6.5 million in the three months ended March 31, 2009. Our gross margin was 37.2% in the three months ended March 31, 2010 compared to 20.7% in the three months ended March 31, 2009. The increase in gross margin in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 can be attributed to a decrease in inventory write-downs, an improvement in product mix, the effect of better pricing for our products in certain target markets and cost reductions for certain products. Our gross margin for the three months ended March 31, 2010 included inventory write-downs of $0.4 million while our gross margin for the three months ended March 31, 2009 included inventory write-downs of $3.2 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the three months ended March 31, 2010 and March 31, 2009 benefited from the sale of $0.7 million and $0.5 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increased. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 41% to $5.9 million in the three months ended March 31, 2010 compared to $4.2 million in the three months ended March 31, 2009. As a percentage of net sales, research and development expenses decreased to 10.3% in the three months ended March 31, 2010 from 13.4% in the three months ended March 31, 2009. The increase in research and development expenses of $1.7 million can be attributed to an increase in expenditures for masks, other product development costs and an increase in headcount related expenses associated with our acquisition of Enable Semiconductor. In addition, we implemented an employee profit sharing program during the March 2010 quarter which was retroactive to the beginning of our fiscal year. As a result, our March 2010 quarter reflects the bonus expense for both the December and March quarters. The March 2009 quarter reflected salary reductions for all employees as a result of cost reduction programs implemented in response to global economic conditions. We expect the dollar amount of our research and development expenses to decrease in the June 2010 quarter due to a decrease in mask expenditures and bonus expense.

Selling, General and Administrative. Selling, general and administrative expenses increased by 33% to $8.5 million in the three months ended March 31, 2010 from $6.4 million in the three months ended March 31, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 15.0% in the three months ended March 31, 2010 from 20.5% in the three months ended March 31, 2009. The increase in selling, general and administrative expenses of $2.1 million can be attributed to an increase in sales commissions in the March 2010 quarter as a result of our higher revenue and an increase in payroll related expenses. Our March 2010 quarter reflects bonus expense for both the December 2009 and March 2010 quarters for our employee profit sharing program which was implemented in the March quarter retroactive to the beginning of our fiscal year. The March 2009 quarter reflected salary reductions for all employees as a result of cost reduction programs implemented in response to global economic conditions. We expect the dollar amount of our selling, general and administrative expenses to decline in the June 2010 quarter due to a decrease in bonus expense.

Interest and other income, net. Interest and other income, net was $0.4 million in the three months ended March 31, 2010 compared to $0.3 million in the three months ended March 31, 2009. The $0.4 million of interest and other income in the three months ended March 31, 2010 is comprised of $0.2 million for the gain of sale of shares of Ralink, net interest income of $0.1 million and $0.2 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items. The $0.3 million of interest and other income in the three months ended March 31, 2009 is comprised of net interest income of $0.1 million and $0.3 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Provision (benefit) for income taxes. We recorded an income tax expense of $47,000 for the three months ended March 31, 2010. The income tax expense is comprised of state income tax and foreign taxes. We recorded an income tax benefit of $42,000 for the three months ended March 31, 2009 which is primarily a result of the American Recovery and Reinvestment Act of 2009. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service during 2009 could elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim offset by state minimum taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was income of $1,000 in the three months ended March 31, 2010 compared to income of $23,000 in the three months ended March 31, 2009.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Net Sales. Net sales increased by 56% to $107.6 million in the six months ended March 31, 2010 from $68.9 million in the six months ended March 31, 2009. The increase in net sales of $38.7 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the six months ended March 31, 2010 compared to the six months ended March 31, 2009. In addition, unit shipments of both our SRAM products and our ASSP products increased in the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

In each of the six months ended March 31, 2010 and March 31, 2009, revenue from our largest distributor accounted for 13% of our net sales. In the six months ended March 31, 2010, revenue from our second largest distributor accounted for 10% of our net sales.

Gross profit. Gross profit increased by $27.1 million to $41.3 million in the six months ended March 31, 2010 from $14.2 million in the six months ended March 31, 2009. Our gross margin was 38.4% in the six months ended March 31, 2010 compared to 20.6% in the six months ended March 31, 2009. The increase in gross margin in the six months ended March 31, 2010 compared to the six months ended March 31, 2009 can be attributed to the favorable impact in the current period from the sales of items previously written down to lower of cost or market combined with a decrease in inventory write-downs, an improvement in product mix, the effect of better pricing in certain target markets and cost reductions for certain products. Our gross margin for the six months ended March 31, 2010 included inventory write-downs of $1.3 million while our gross margin for the six months ended March 31, 2009 included inventory write-downs of $7.4 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the six months ended March 31, 2010 and March 31, 2009 benefited from the sale of $2.0 million and $0.8 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in the six months ended March 31, 2010 compared to the six months ended March 31, 2009 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products.

Research and development. Research and development expenses increased by 16% to $10.9 million in the six months ended March 31, 2010 from $9.4 million in the six months ended March 31, 2009. As a percentage of net sales, research and development expenses decreased to 10.1% in the six months ended March 31, 2010 from 13.6% in the six months ended March 31, 2009. The increase in research and development expenses of $1.5 million can be attributed to an increase in expenditures for masks, other product development costs and an increase in headcount related expenses associated with our acquisition of Enable Semiconductor. In addition, the six months ended March 31, 2010 reflects bonus expense for our employee profit sharing program which was implemented in the March quarter retroactive to the beginning of our current fiscal year.

Selling, general and administrative. Selling, general and administrative expenses increased by 18% to $16.2 million in the six months ended March 31, 2010 from $13.7 million in the six months ended March 31, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 15.0% in the six months ended March 31, 2010 from 19.9% in the six months ended March 31, 2009. The increase in selling, general and administrative expenses of $2.5 million can be attributed to an increase in sales commissions in the six months ended March 31, 2010 as a result of our higher revenue and an increase in payroll related expenses. In addition, the six months ended March 31, 2010 reflects bonus expense for our employee profit sharing program which was implemented in the March quarter retroactive to the beginning of our current fiscal year.

Interest and other income, net. Interest and other income, net was $0.8 million in the six months ended March 31, 2010 compared to $0.9 million in the six months ended March 31, 2009. The $0.8 million of interest and other income in the six months ended March 31, 2010 was comprised of net interest income of $0.2 million, $0.5 million in rental income from the lease of excess space in our Taiwan facility and $0.2 million for the gain on the sale of shares of Ralink stock offset in part by other items. The $0.9 million of interest and other income in the six months ended March 31, 2009 was comprised of net interest income of $0.4 million and $0.7 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Provision (benefit) for income taxes. We recorded an income tax expense of $691,000 for the six months ended March 31, 2010. The income tax expense of $691,000 is principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and a refund of previously paid Federal alternative minimum taxes. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in such Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years.

For the six months ended March 31, 2009, we recorded an income tax benefit of $102,000 which is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by state minimum taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was income of $3,000 in the six months ended March 31, 2010 compared to a loss of $41,000 in the six months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $83.0 million. During the six months ended March 31, 2010, operating activities used cash of approximately $10.2 million compared to $0.9 million of cash used in the six months ended March 31, 2009. The cash used by operations in the six months ended March 31, 2010 was primarily due to increases in inventory of $15.8 million, increases in accounts receivable of $10.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.5 million. This was offset by our net income of $14.4 million adjusted for non-cash items of $3.0 million, increases in accounts payable of $8.9 million and increases in accrued liabilities of $1.2 million. The cash used by operations in the six months ended March 31, 2009 was primarily due to decreases in accounts payable of $21.6 million, decreases in accrued liabilities of $2.9 million and our net loss of $7.9 million adjusted for non-cash items of $4.2 million. This was offset by decreases in accounts receivable of $15.4 million, decreases in inventories of $10.1 million and decreases in other assets of $1.8 million.

In the six months ended March 31, 2010, we generated $1.1 million from investing activities compared to $0.2 million generated from investing activities in the six months ended March 31, 2009. In the six months ended March 31, 2010, we received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. We also generated $3.8 million from the net sales of available-for-sale securities and generated approximately $0.2 million from the sale of shares of Ralink. In the six months ended March 31, 2010, we used $5.0 million to collateralize accounts payable to a supplier In the six months ended March 31, 2009, we generated $1.7 million from the net sales of available-for-sale securities. We also received proceeds of approximately $0.8 million from the third-party investors in our consolidated subsidiary Wintram Inc.

In the six months ended March 31, 2010, we made capital expenditures of approximately $1.7 million compared to $2.3 million in the six months ended March 31, 2009. The expenditures in the six months ended March 31, 2010 were primarily for engineering tools and computer hardware. We expect to spend approximately $3.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $2.8 million from financing activities during the six months ended March 31, 2010 compared to $2.8 million used during the six months ended March 31, 2009. Our source of financing for the six months ended March 31, 2010 was proceeds from the issuance of common stock of $3.9 million from stock option exercises and sales under our employee stock purchase plan. In the six months ended March 31, 2010, we used $1.1 million for the repurchase and retirement of our common stock. In the six months ended March 31, 2009, we used $3.2 million for the repurchase and retirement of our common stock and $11.9 million for the repayment of short-term borrowings. Our sources of financing for the six months ended March 31, 2009 were borrowings of $11.9 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.4 million from sales under our employee stock purchase plan.

We have $12.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2011. As of March 31, 2010, we had no outstanding borrowings under these short-term lines of credit.

At March 31, 2010, our investment portfolio included $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. Liquidity for these securities was initially provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Continued liquidity issues in the global credit markets has caused auctions for all of our auction rate securities to fail. We expect this decreased liquidity will continue. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward.

In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of March 31, 2010. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails. In addition, UBS Bank USA has established a no net cost credit line for us in an amount up to $13.4 million collateralized by our auction rate securities. As of March 31, 2010, we had no borrowings under this line of credit.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2011. In Taiwan, we own and occupy our building. The land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.8 million at March 31, 2010.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

At March 31, 2010, we had outstanding authorization from our Board to purchase up to $3.8 million of our common stock from time to time.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three and six months ended March 31, 2010, we recorded exchange gains of approximately $77,000 and approximately $104,000, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents, restricted cash and short-term investments of $83.0 million at March 31, 2010. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A hypothetical one percentage point decrease in interest rates would result in approximately a $0.8 million decrease in our interest income. Included within our investment portfolio are $20.0 million par value ($18.0 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. We have experienced market risk and liquidity issues related to our auction rate securities. See the “Liquidity and Capital Resources” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these investments.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB ASC 320 and mark the shares to the market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at March 31, 2010 was approximately $3.8 million and is included in short-term investments. The market value of our shares in SMIC at May 7, 2010 was approximately $2.7 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

We own shares in Ralink Technology, Co. (Ralink). On April 8, 2008, Ralink completed an initial public offering (IPO) and its common shares are traded on the Taiwan Stock Exchange. Since Ralink’s IPO, we account for our shares in Ralink under the provisions of FASB ASC 320 and have marked our investment to the market value as of March 31, 2010 with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in Ralink is approximately $0.4 million and the market value at March 31, 2010 was approximately $2.7 million. In April 2010, we sold all of our remaining shares in Ralink for approximately $3.0 million.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have addressed the material weakness in our internal control over financial reporting related to adequate management oversight or supervision over non-routine accounting functions and the judgments used in developing financial estimates for inventory reserves and the ineffectiveness of our disclosure controls and procedures that we reported in our report on Form 10-K for the year ended September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We have also improved the documentation of our policies and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, during the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits have been consolidated in a single federal court for coordinated pre-trial proceedings. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remain a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On September 29, 2008, the court certified a class of direct purchasers. On October 5, 2009, we entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs that remains subject to approval by the court before it becomes final. On March 19, 2010, the court issued an order granting preliminary approval of the settlement. As part of the agreement, we will receive a release for all Direct-Purchaser SRAM claims and do not admit any wrongdoing or liability.

DRAM Technologies LLC v. Integrated Silicon Solution, Inc., et al.

On or about February 23, 2010, we were purportedly served with a patent infringement suit against us and several other semiconductor companies in the United States District Court for the Eastern District of Texas by DRAM Technologies LLC (“DRAM Technologies”), for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. 2:10-CV-45) (“the Complaint”). The Complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. The litigation is still in its early stages and we have not yet answered the Complaint. We will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

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

In the six months ended March 31, 2010 and in fiscal 2009, approximately 89% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we have experienced increases in the average selling prices for certain of our products in the six months ended March 31, 2010, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	our ability to control or reduce our operating expenses;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	changes in our product mix which could reduce our gross margins;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

We have incurred significant losses in certain recent periods, and there can be no assurance that we will be able to sustain profitability in the future.

We were profitable in each of the first two quarters of fiscal 2010 and though we were also profitable in the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There is no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2010, in fiscal 2009 and in fiscal 2008, we recorded inventory write-downs of $1.3 million, $10.8 million, and $11.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in April 2009, we announced the acquisition of Enable Semiconductor Corporation, a private Taiwan and Korea based company. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

In the six months ended March 31, 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

In our Annual Report on Form 10-K for our fiscal year ended September 30, 2009, we were required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective. Based on the material weakness regarding not having adequate management oversight or supervision over non-routine accounting functions and the judgment used in developing financial estimates for inventory reserves as described in Item 9A(T) of our Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We have also improved the documentation of our policies and procedures. Our disclosure controls and procedures include components of our internal control over financial reporting. If in the future, we are unable to conclude that our internal control over financial reporting is effective and conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

From September 2007 through December 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. While we did not repurchase any shares in the three months ended March 31, 2010, in the three months ended December 31, 2009, we repurchased 244,941 shares of our common stock in the open market at an aggregate price of approximately $1.1 million. In addition, in fiscal 2009, we repurchased 2,050,340 shares of our common stock in the open market at an aggregate price of approximately $4.9 million, in fiscal 2008 we repurchased 10,203,282 shares for an aggregate price of $71.1 million which includes 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer and in fiscal 2007, we repurchased 1,181,148 shares for an aggregate price of $7.4 million. At March 31, 2010, we had outstanding authorization from our Board to purchase up to an additional $3.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, volcanic eruptions, fires, extreme weather conditions, medical epidemics such as a flu outbreak and other natural or manmade disasters.

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
Dated: May 17, 2010
/s/ JOHN M. COBB
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)