Form 10-Q
period 2010-06-30
INTEGRATED SILICON SOLUTION INC
filed 2010-08-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23084

Integrated Silicon Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0199971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1940 Zanker Road, San Jose, California	95112
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2010 was 26,148,463.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$71,228	$38,901	$178,826	$107,819
Cost of sales	43,904	29,152	110,165	83,870

Gross profit	27,324	9,749	68,661	23,949

Operating expenses:
Research and development	5,900	4,980	16,788	14,374
Selling, general and administrative	8,121	5,958	24,297	19,667
Acquired in-process technology charge	—	710	—	710

Total operating expenses	14,021	11,648	41,085	34,751

Operating income (loss)	13,303	(1,899)	27,576	(10,802)
Interest and other income (expense), net	585	(68)	1,156	796
Gain on sale of investments	2,561	—	2,761	—

Income (loss) before income taxes	16,449	(1,967)	31,493	(10,006)
Provision (benefit) for income taxes	272	50	963	(52)

Consolidated net income (loss)	16,177	(2,017)	30,530	(9,954)

Less: Net (income) loss attributable to noncontrolling interests	(136)	91	(139)	132

Net income (loss)	$16,041	$(1,926)	$30,391	$(9,822)

Basic net income (loss) per share	$0.62	$(0.08)	$1.20	$(0.39)

Shares used in basic per share calculation	25,965	25,410	25,429	25,507

Diluted net income (loss) per share	$0.57	$(0.08)	$1.13	$(0.39)

Shares used in diluted per share calculation	28,026	25,410	26,807	25,507

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2010	September 30, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$69,525	$54,944
Restricted cash	4,957	—
Short-term investments	15,521	28,542
Accounts receivable, net	39,874	26,501
Inventories	45,378	19,275
Other current assets	4,450	2,922

Total current assets	179,705	132,184
Property, equipment and leasehold improvements, net	25,381	23,218
Long-term investments	—	1,408
Purchased intangible assets, net	1,530	2,313
Goodwill	1,251	1,251
Other assets	11,337	1,556

Total assets	$219,204	$161,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,151	$26,825
Accrued compensation and benefits	6,286	4,364
Accrued expenses	5,606	5,368

Total current liabilities	55,043	36,557
Other long-term liabilities	814	797

Total liabilities	55,857	37,354
Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	315,899	309,649
Accumulated deficit	(155,090)	(185,481)
Accumulated comprehensive income (loss)	(2,598)	(1,344)

Total parent stockholders’ equity	158,214	122,826

Noncontrolling interest	5,133	1,750

Total stockholders’ equity	163,347	124,576

Total liabilities and stockholders’ equity	$219,204	$161,930

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities
Consolidated net income (loss)	$30,530	$(9,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,497	2,989
Stock-based compensation	1,680	2,572
Amortization of intangibles	783	713
Gain on sale of investments	(2,761)	—
Acquired in-process technology charge	—	710
Net foreign currency transaction (gains) losses	(356)	220
Other non-cash items	207	(119)
Prepayments for foundry capacity	(10,000)	—
Net effect of changes in current and other assets and current liabilities	(22,251)	12,328

Net cash provided by operating activities	329	9,459

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(4,874)	(2,312)
Proceeds from sale of assets	—	3
Proceeds from sale of investments	3,216	—
Proceeds from noncontrolling interest	3,785	831
Investment in Enable Semiconductor Corp. (Enable), net of cash	—	(2,682)
Increase in restricted cash	(4,957)	—
Proceeds from sales of trading securities	9,450	—
Purchases of available-for-sale securities	(911)	(11,900)
Proceeds from sales of available-for-sale securities	4,752	9,002

Cash provided by (used in) investing activities	10,461	(7,058)

Cash flows from financing activities
Repurchases and retirement of common stock	(1,108)	(3,730)
Proceeds from issuance of common stock	4,915	407
Proceeds from borrowings under short-term lines of credit	—	12,216
Principal payments of short-term lines of credit	—	(12,216)

Cash provided by (used in) financing activities	3,807	(3,323)

Effect of exchange rate changes on cash and cash equivalents	(16)	(341)

Net increase (decrease) in cash and cash equivalents	14,581	(1,263)
Cash and cash equivalents at beginning of period	54,944	42,175

Cash and cash equivalents at end of period	$69,525	$40,912

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$654	$—

See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the “Company”) and its consolidated wholly and majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.

The Company’s operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

3. Impact of Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

During the first nine months of fiscal 2010, the Company adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fair Value Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of fiscal year 2012, these amended accounting standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs relating to Level 3 measurements. The Company does not anticipate that the additional disclosure requirements will have a material impact on its consolidated financial statements.

Subsequent Events

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

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

As of June 30, 2010, the Company’s financial assets utilizing Level 1 inputs included short-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short-term investments in auction rate securities consisting of securities collateralized by student loans, and a related put option.

At June 30, 2010, the Company’s investment portfolio included $10.5 million par value ($9.5 million fair value) of AAA rated investments in auction rate securities (ARS), for which all of the underlying assets are student loans backed by the federal government under the Federal Family Education Loan Program. The Company continued to earn interest on all of its auction rate securities as of June 30, 2010. Due to adverse events in the credit markets, the ARS held by the Company have experienced failed auctions since February 2008. As such, quoted prices in active markets are not readily available. The Company used a discounted cash flow model to estimate the fair value of its ARS as of June 30, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, liquidity risk premium, credit quality, and timing of cash flows. The Company concluded that the pricing model, given the lack of available market pricing, provided a reasonable basis for determining fair value of the ARS as of June 30, 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the ARS to the Company. The Agreement covers all of the Company’s ARS as of March 31, 2010. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these ARS back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value with gains and losses recognized as a component of net income. At the same time, the Company transferred these ARS from available-for-sale to trading investment securities. The Company valued the Put Option using the Black-Scholes model. The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise date. In July 2010, the Company sold $7.3 million of ARS at par value.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2010 and September 30, 2009:

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Money market instruments (1)	$41,705	$—	$41,705
Auction rate securities (3)(5)	—	9,504	9,504
Auction rate securities Put Option (3)(5)	—	996	996
Certificates of deposit (1)(2)(3)	9,077	—	9,077
Semiconductor Manufacturing International Corp.
(SMIC) common stock (3)	2,418	—	2,418

Total	$53,200	$10,500	$63,700

	September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Money market instruments (1)	$16,041	$—	$16,041
Auction rate securities (3)(5)	—	18,042	18,042
Auction rate securities Put Option (3)(5)	—	1,908	1,908
Certificates of deposit (1)(3)	9,938	—	9,938
Mutual funds (3)	2,797	—	2,797
Ralink common stock (3)	2,130	—	2,130
Semiconductor Manufacturing International Corp.
(SMIC) common stock (4)	1,408	—	1,408

Total	$32,314	$19,950	$52,264

(1)	Included in cash and cash equivalents
(2)	Included in restricted cash
(3)	Included in short-term investments
(4)	Included in long-term investments
(5)	Classified as trading securities

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the valuation of the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the FASB guidance for the for the three and nine months ended June 30, 2010:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
	(In thousands)
Balance at beginning of period	$19,950	$19,950
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases, sales, issuances, and settlements, net	(9,450)	(9,450)

Balance at end of period	$10,500	$10,500

As of June 30, 2010 and September 30, 2009, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Available-for-sale marketable securities consisted of the following:

June 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$41,705	$—	$—	$41,705
Certificates of deposit	4,120	—	—	4,120
SMIC common stock	3,426	—	(1,008)	2,418

Total	49,251	—	(1,008)	48,243
Less: Amounts included in cash and cash equivalents	(43,223)	—	—	(43,223)

	$6,028	$—	$(1,008)	$5,020

September 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$16,041	$—	$—	$16,041
Certificates of deposit	9,938	—	—	9,938
Mutual funds	2,795	2	—	2,797
SMIC common stock	3,426	—	(2,018)	1,408
Ralink common stock	457	1,673	—	2,130

Total	32,657	1,675	(2,018)	32,314
Less: Amounts included in cash and cash equivalents	(22,314)	—	—	(22,314)

	$10,343	$1,675	$(2,018)	$10,000

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At June 30, 2010, 2,154,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over a three-year period based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase the Company’s common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2010, 1,215,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation
Cost of sales	$41	$40	$98	$152
Research and development	206	284	567	1,066
Selling, general and administrative	354	406	1,015	1,354

Total stock-based compensation	$601	$730	$1,680	$2,572
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$601	$730	$1,680	$2,572

As of June 30, 2010, there was approximately $3.4 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.57 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. The Company also records compensation expense for its ESPP for the difference between the purchase price and the fair market value on the date of purchase.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the three and nine months ended June 30, 2010 and 2009, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Weighted-average grant date fair value	$4.48	$0.97	$1.92	$0.77
Expected term in years	4.54	4.54	4.54	4.54
Estimated volatility	52%	44%	48%	42%
Risk-free interest rate	2.18%	2.13%	2.24%	2.26%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2010 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	4,801	$4.97
Granted	1,021	$4.54
Exercised	(1,054)	$4.35		$4,488
Cancelled/Expired	(338)	$8.31

Outstanding at June 30, 2010	4,430	$4.76	4.81	$13,131

Exercisable at June 30, 2010	2,308	$5.66	3.99	$5,133

Vested and expected to vest at June 30, 2010	4,246	$4.80	4.75	$12,445

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2010 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2009	66	$5.60

Granted	1	$9.99
Vested	(29)	$—	$207
Forfeited	(8)	$5.60

Outstanding at June 30, 2010	30	$5.78	$225

During the nine months ended June 30, 2010, employees purchased a total of 67,000 shares for $0.3 million under the Company’s ESPP. During the nine months ended June 30, 2009, employees purchased a total of 270,000 shares for $0.4 million under the Company’s ESPP.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Concentrations

In the three and nine months ended June 30, 2010, revenue from the Company’s largest distributor accounted for 18% and 15% of net sales, respectively. In the three and nine months ended June 30, 2010, revenue from the Company’s second largest distributor accounted for 11% and 10% of net sales, respectively. In the three and nine months ended June 30, 2009, revenue recognized for the Company’s largest distributor, accounted for 15% and 13% of net sales, respectively.

7. Inventories

The following is a summary of inventories by major category:

	June 30, 2010	September 30, 2009
	(In thousands)
Purchased components	$11,085	$5,667
Work-in-process	14,031	1,106
Finished goods	20,262	12,502

	$45,378	$19,275

During the three and nine months ended June 30, 2010, the Company recorded inventory write-downs of $0.5 million and $1.9 million, respectively. During the three and nine months ended June 30, 2009, the Company recorded inventory write-downs of $2.0 million and $9.4 million, respectively. The inventory write-downs were predominately for excess and obsolescence issues and lower of cost or market adjustments on certain of the Company’s products.

8. Stockholders’ Equity

The changes in the components of Stockholders’ Equity since the beginning of fiscal 2010 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2009	$2	$309,649	$(185,481)	$(1,344)	$1,750
Components of comprehensive loss:
Net income	—	—	30,391	—	139
Change in cumulative translation adjustment, net of tax	—	—	—	(302)	—
Change in unrealized gain on investments, net of tax	—	—	—	(665)	—
Change in retirement plan obligations, net of tax	—	—	—	(287)	—

Stock options exercised and shares issued upon vesting of RSUs	1	4,584	—	—	—
Shares issued under stock purchase plan	—	331	—	—	—
Stock-based compensation	—	1,680	—	—	—
Shares repurchased and retired	—	(1,108)	—	—	—
Noncontrolling interest in Giantec	—	740	—	—	3,045
Change in noncontrolling interest in Wintram	—	23	—	—	199

Balance at June 30, 2010	$3	$315,899	$(155,090)	$(2,598)	$5,133

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Consolidated net income (loss)	$16,177	$(2,017)	$30,530	$(9,954)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(994)	1,675	(302)	(1,278)
Change in unrealized gains (losses) on investments	(3,717)	574	(665)	2,013
Change in retirement plan transition obligation	(18)	5	(287)	(76)

Comprehensive income (loss)	$11,448	$237	$29,276	$(9,295)
Comprehensive income (loss) attributable to noncontrolling interest	(136)	91	(139)	132

Comprehensive income (loss) attributable to ISSI	$11,312	$328	$29,137	$(9,163)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2010	September 30, 2009
	(In thousands)
Accumulated foreign currency translation adjustments	$(1,875)	$(1,573)
Accumulated net unrealized gain on Ralink	—	1,673
Accumulated net unrealized gain (loss) on SMIC	(1,008)	(2,018)
Accumulated net unrealized gain on other available-for-sale investments	—	2
Accumulated net retirement plan transition obligation	121	408
Accumulated net retirement plan actuarial losses	164	164

Total accumulated other comprehensive income (loss)	$(2,598)	$(1,344)

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Income Taxes

As of June 30, 2010, the Company had no unrecognized tax positions that would impact its effective tax rate. In the three and nine months ended June 30, 2010, the Company reversed $140,000 of unrecognized tax benefit due to the expiration of a statute of limitation.

The Company recorded income tax expense of $272,000 and $963,000 for the three and nine months ended June 30, 2010, respectively. The income tax expense is comprised of foreign taxes on certain income earned by the Company’s foreign entities and state minimum taxes reduced by a refund of previously paid Federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in the Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years. These net operating loss carryback provisions allow for the recovery of previously paid federal alternative minimum taxes.

For the three and nine months ended June 30, 2009, the Company recorded an income tax provision of $50,000 and an income tax benefit of $52,000, respectively. The income tax provision recorded for the three month period ended June 30, 2009 represents a discrete adjustment to the amount of previously recorded tax provision, state minimum taxes and foreign taxes. The income tax benefit recorded for the nine month period ended June 30, 2009 is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 could elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded represents this refund claim partially offset by state minimum taxes.

10. Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) Per share:
Net income (loss)	$16,041	$(1,926)	$30,391	$(9,822)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,965	25,410	25,429	25,507
Dilutive stock options and awards	2,061	—	1,378	—

Denominator for diluted net income (loss) per share	28,026	25,410	26,807	25,507

Basic net income (loss) per share	$0.62	$(0.08)	$1.20	$(0.39)

Diluted net income (loss) per share	$0.57	$(0.08)	$1.13	$(0.39)

For the three and nine months ended June 30, 2010, options to purchase 139,000 and 927,000 shares were excluded from diluted earnings per share by the application of the treasury stock method. For the three and nine months ended June 30, 2009, options and RSUs for 4,584,000 and 5,920,000 shares were excluded from diluted earnings per share by the application of the treasury stock method. The diluted earnings per share calculations for the three and nine months ended June 30, 2009 do not include approximately 36,000 and 3,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Common Stock Repurchase Program

In the three months ended June 30, 2010, the Company did not repurchase any shares of its common stock. The Company paid approximately $0.6 million in connection with the repurchase of 231,874 shares of its common stock during the three months ended June 30, 2009. The Company paid approximately $1.1 million and $3.7 million in connection with the repurchase of 244,941 shares and 1,721,356 shares of its common stock during the nine months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of June 30, 2010, $3.8 million remained available under the existing share repurchase authorization.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2010, the Company withheld 1,529 shares to satisfy approximately $11,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

Legal Proceedings

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against the Company and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, the Company was voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between the Company and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name the Company as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, the Company was voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. The Company remained a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On October 5, 2009, the Company entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs. On July 2, 2010, the court issued an order granting approval of the settlement. As part of the agreement, the Company received a release for all Direct-Purchaser SRAM claims and did not admit any wrongdoing or liability.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2010, the Company had approximately $29.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net sales
United States	$10,719	$4,203	$27,295	$16,533
China	3,521	2,506	9,980	5,681
Hong Kong	20,408	12,145	49,097	31,938
Japan	3,835	1,724	9,780	5,236
Korea	4,595	3,942	13,998	7,686
Taiwan	9,682	7,029	24,345	16,666
Other Asia Pacific countries	4,140	2,582	10,840	6,684
Europe	14,009	4,479	32,554	16,489
Other	319	291	937	906

Total net sales	$71,228	$38,901	$178,826	$107,819

	June 30, 2010	September 30, 2009
	(In thousands)
Long-lived assets
United States	$1,949	$2,857
Hong Kong	20	30
China	1,662	865
Taiwan	21,750	19,466

	$25,381	$23,218

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

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are high speed and low power SRAM and low and medium density DRAM in both package and Known Good Die (KGD) form. In the nine months ended June 30, 2010 and in fiscal 2009, approximately 90% and 86%, respectively, of our revenue was derived from our SRAM and DRAM products. We were founded in October 1988 and initially focused on high performance, low cost SRAM for PC cache memory applications. In 1997, we introduced our first low and medium density DRAM products. Prior to fiscal 2003, our SRAM product family generated a majority of our revenue. However, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. We still own more than 50% of Giantec and, as such, continue to consolidate the financial results of Giantec. Through our Giantec business unit, we design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets.

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

The average selling prices of our SRAM and DRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first nine months of fiscal 2010 and in fiscal 2009. However, the average selling prices for certain DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have continued through the June 2010 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85% in each of the first nine months of fiscal 2010, the first nine months of fiscal 2009, and in fiscal 2009 and 84% in fiscal 2008. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2010	2009	2009	2008
Asia	66%	69%	70%	66%
Europe	18	15	14	17
U.S.	15	15	15	16
Other	1	1	1	1

Total	100%	100%	100%	100%

Our sales are generally made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the financial markets may have an adverse effect on the U.S. and world economies, which may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any future downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect to continue to experience these adverse business conditions in the event of further downturns.

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

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption see “Note 3: Impact of Recently Issued Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. None of the recently adopted accounting pronouncements have had a material effect on our condensed consolidated financial statements.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 83% to $71.2 million in the three months ended June 30, 2010 from $38.9 million in the three months ended June 30, 2009. The increase in net sales of $32.3 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products increased in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended June 30, 2010, revenue from our largest distributor accounted for 18% of net sales and revenue from our second largest distributor accounted for 11% of our net sales. In the three months ended June 30, 2009, revenue from our largest distributor accounted for 15% of net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $17.6 million to $27.3 million in the three months ended June 30, 2010 from $9.7 million in the three months ended June 30, 2009. Our gross margin was 38.4% in the three months ended June 30, 2010 compared to 25.1% in the three months ended June 30, 2009. The increase in gross margin in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 can be attributed to an improvement in product mix, the effect of better pricing for our products in certain target markets, cost reductions for certain products and a decrease in inventory write-downs. Our gross margin for the three months ended June 30, 2010 included inventory write-downs of $0.5 million while our gross margin for the three months ended June 30, 2009 included inventory write-downs of $2.0 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the three months ended June 30, 2010 and June 30, 2009 benefited from the sale of $0.9 million and $1.4 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. In the past, foundries have raised wafer prices when demand for end products increased. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 18% to $5.9 million in the three months ended June 30, 2010 compared to $5.0 million in the three months ended June 30, 2009. As a percentage of net sales, research and development expenses decreased to 8.3% in the three months ended June 30, 2010 from 12.8% in the three months ended June 30, 2009. The increase in research and development expenses of $0.9 million can be attributed to an increase in payroll related expenses and product development costs. We implemented an employee profit sharing program during the March 2010 quarter which was retroactive to the beginning of our fiscal year. Our June 2010 quarter reflects the profit sharing expense for June quarter whereas the June 2009 quarter reflected salary reductions for all employees as a result of cost reduction programs implemented in response to adverse global economic conditions existing at that time. We expect the dollar amount of our research and development expenses to increase in the September 2010 quarter due to an increase in mask expenditures.

Selling, General and Administrative. Selling, general and administrative expenses increased by 36% to $8.1 million in the three months ended June 30, 2010 from $6.0 million in the three months ended June 30, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 11.4% in the three months ended June 30, 2010 from 15.3% in the three months ended June 30, 2009. The increase in selling, general and administrative expenses of $2.2 million can be attributed to an increase in sales commissions in the June 2010 quarter as a result of our higher revenue and an increase in payroll related expenses. We implemented an employee profit sharing program during the March 2010 quarter which was retroactive to the beginning of our fiscal year. Our June 2010 quarter reflects this profit sharing expense whereas the June 2009 quarter reflected salary reductions for all employees as a result of cost reduction programs implemented in response to adverse global economic conditions. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the September 2010 quarter.

Acquired in-process technology charge. In April 2009, we acquired Enable, a private Taiwan and Korea based company. The Enable acquisition provides us with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in KGD and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results. The allocation of the purchase price of Enable included both tangible assets and acquired intangibles including both developed technology as well as acquired in-process technology (IPR&D). In the three months ended June 30, 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. In accordance with SFAS 141, the $0.7 million allocated to IPR&D was expensed in the three months ending June 30, 2009 as it was deemed to have no future alternative use.

Interest and other income (expense), net. Interest and other income (expense), net was income of $0.6 million in the three months ended June 30, 2010 compared to expense of $0.1 million in the three months ended June 30, 2009. The $0.6 million of interest and other income in the three months ended June 30, 2010 is comprised of $0.3 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.3 million and net interest income of $0.1 million offset in part by other items. The $0.1 million of interest and other income (expense) in the three months ended June 30, 2009 is comprised of $0.2 million in foreign exchange losses and $0.2 million in various other expense items offset in part by $0.2 million in rental income from the lease of excess space in our Taiwan facility and net interest income of $0.1 million.

Gain on sale of investments. The gain on the sale of investments was $2.6 million in the three months ended June 30, 2010 as we sold our remaining shares of Ralink for approximately $3.0 million and recorded a pre-tax gain of approximately $2.6 million. In the three months ended June 30, 2009, there were no gains on the sale of investments.

Provision for income taxes. We recorded an income tax expense of $272,000 for the three months ended June 30, 2010. The income tax expense is principally comprised of state income tax and foreign taxes reduced by the reversal of previously recorded unrecognized tax benefits. We recorded an income tax expense of $50,000 for the three months ended June 30, 2009 which is primarily a result of the American Recovery and Reinvestment Act of 2009. Under this Act, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service during 2009 could elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim offset by state minimum taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was income of $136,000 in the three months ended June 30, 2010 compared to a loss of $91,000 in the three months ended June 30, 2009.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Net Sales. Net sales increased by 66% to $178.8 million in the nine months ended June 30, 2010 from $107.8 million in the nine months ended June 30, 2009. The increase in net sales of $71.0 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. In addition, unit shipments of both our SRAM products and our ASSP products increased in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

In the nine months ended June 30, 2010, revenue from our largest distributor accounted for 15% of net sales and revenue from our second largest distributor accounted for 10% of our net sales. In the nine months ended June 30, 2009, revenue from our largest distributor accounted for 13% of net sales.

Gross profit. Gross profit increased by $44.7 million to $68.7 million in the nine months ended June 30, 2010 from $23.9 million in the nine months ended June 30, 2009. Our gross margin was 38.4% in the nine months ended June 30, 2010 compared to 22.2% in the nine months ended June 30, 2009. The increase in gross margin in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 can be attributed to the favorable impact in the current period from the sales of items previously written down to lower of cost or market combined with a decrease in inventory write-downs, an improvement in product mix, the effect of better pricing in certain target markets and cost reductions for certain products. Our gross margin for the nine months ended June 30, 2010 included inventory write-downs of $1.9 million while our gross margin for the nine months ended June 30, 2009 included inventory write-downs of $9.4 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for the nine months ended June 30, 2010 and June 30, 2009 benefited from the sale of $2.9 million and $2.1 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products.

Research and development. Research and development expenses increased by 17% to $16.8 million in the nine months ended June 30, 2010 from $14.4 million in the nine months ended June 30, 2009. As a percentage of net sales, research and development expenses decreased to 9.4% in the nine months ended June 30, 2010 from 13.3% in the nine months ended June 30, 2009. The increase in research and development expenses of $2.4 million can be attributed to an increase in expenditures for masks, other product development costs and an increase in headcount related expenses associated with our acquisition of Enable. In addition, the nine months ended June 30, 2010 reflects expense for our employee profit sharing program which was implemented in the March quarter retroactive to the beginning of our current fiscal year.

Selling, general and administrative. Selling, general and administrative expenses increased by 24% to $24.3 million in the nine months ended June 30, 2010 from $19.7 million in the nine months ended June 30, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% in the nine months ended June 30, 2010 from 18.2% in the nine months ended June 30, 2009. The increase in selling, general and administrative expenses of $4.6 million can be attributed to an increase in sales commissions in the nine months ended June 30, 2010 as a result of our higher revenue and an increase in payroll related expenses. In addition, the nine months ended June 30, 2010 reflects expense for our employee profit sharing program which was implemented in the March quarter retroactive to the beginning of our current fiscal year.

Acquired in-process technology charge. In the nine months ended June 30, 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. The $0.7 million allocated to IPR&D was expensed in the nine months ending June 30, 2009 as it was deemed to have no future alternative use.

Interest and other income, net. Interest and other income, net was $1.2 million in the nine months ended June 30, 2010 compared to $0.8 million in the nine months ended June 30, 2009. The $1.2 million of interest and other income in the nine months ended June 30, 2010 was comprised of $0.8 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.4 million and net interest income of $0.3 million offset in part by other items. The $0.8 million of interest and other income in the nine months ended June 30, 2009 was comprised of net interest income of $0.5 million and $1.0 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items including foreign exchange losses of $0.2 million.

Gain on sale of investments. The gain on the sale of investments was $2.8 million in the nine months ended June 30, 2010 as we sold all of our shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million. In the nine months ended June 30, 2009, there were no gains on the sale of investments.

Provision (benefit) for income taxes. We recorded an income tax expense of $963,000 for the nine months ended June 30, 2010. The income tax expense of $963,000 is principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes reduced by a refund of previously paid Federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in such Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years. These net operating loss carryback provisions allow for the recovery of previously paid federal alternative minimum taxes.

For the nine months ended June 30, 2009, we recorded an income tax benefit of $52,000 which is primarily a result of the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these Acts, corporations otherwise eligible to claim first year bonus depreciation for assets placed in service between April 1, 2008 and December 31, 2009 may elect to claim a refund of their previously generated tax credits in lieu of claiming the bonus depreciation. The benefit recorded for the period represents this refund claim partially offset by state minimum taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was income of $139,000 in the nine months ended June 30, 2010 compared to a loss of $132,000 in the nine months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $90.0 million. During the nine months ended June 30, 2010, operating activities provided cash of approximately $0.3 million compared to $9.5 million of cash provided in the nine months ended June 30, 2009. The cash provided by operations in the nine months ended June 30, 2010 was primarily due to our net income of $30.5 million adjusted for non-cash items of $2.0 million, increases in accounts payable of $16.4 million and increases in accrued liabilities of $2.2 million. This was offset by increases in inventory of $25.8 million, increases in accounts receivable of $13.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.6 million. The cash provided by operations in the nine months ended June 30, 2009 was primarily due to decreases in inventories of $22.0 million, decreases in accounts receivable of $10.9 million, and decreases in other assets of $2.8 million. These items were offset by decreases in accounts payable of $20.3 million, decreases in accrued liabilities of $3.1 million and our net loss of $10.0 million adjusted for non-cash items of $7.1 million.

In the nine months ended June 30, 2010, we generated $10.5 million from investing activities compared to $7.1 million used for investing activities in the nine months ended June 30, 2009. In the nine months ended June 30, 2010, we generated $9.5 million from the sale of trading securities, $3.8 million from the net sales of available-for-sale securities and generated approximately $3.2 million from the sale of shares of Ralink. We also received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. In the nine months ended June 30, 2010, we used $5.0 million to collateralize accounts payable to a supplier. In the nine months ended June 30, 2009, we used $2.9 million for net purchases of available-for-sale securities and approximately $2.7 million for our acquisition of Enable which is comprised of cash used for the purchase of Enable shares less cash acquired as a result of our consolidation of Enable. We also received proceeds of approximately $0.8 million from the third-party investors in our consolidated subsidiary Wintram Inc.

In the nine months ended June 30, 2010, we made capital expenditures of approximately $4.9 million compared to $2.3 million in the nine months ended June 30, 2009. The expenditures in the nine months ended June 30, 2010 were primarily for test equipment, engineering tools and computer hardware. We expect to spend approximately $3.0 million to $5.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer software and hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $3.8 million from financing activities during the nine months ended June 30, 2010 compared to $3.3 million used during the nine months ended June 30, 2009. Our source of financing for the nine months ended June 30, 2010 was proceeds from the issuance of common stock of $4.9 million from stock option exercises and sales under our employee stock purchase plan. In the nine months ended June 30, 2010, we used $1.1 million for the repurchase and retirement of our common stock. In the nine months ended June 30, 2009, we used $3.7 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing for the nine months ended June 30, 2009 were borrowings of $12.2 million under lines of credit in Taiwan and proceeds from the issuance of common stock of $0.4 million from sales under our employee stock purchase plan and from stock option exercises.

We have $13.7 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2011. As of June 30, 2010, we had no outstanding borrowings under these short-term lines of credit.

At June 30, 2010, our investment portfolio included $10.5 million par value ($9.5 million fair value) of AAA rated investments in auction rate securities, for which all of the underlying assets are student loans, which are backed by the federal government under the Federal Family Education Loan Program. In November 2008, we entered into an agreement (the “Agreement”) with UBS AG (UBS) the investment firm that sold us our auction rate securities. The Agreement covers all of our auction rate securities as of June 30, 2010. By entering into the Agreement, we (1) received the right to sell these auction rate securities back to UBS at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on our behalf at par anytime after the execution of the Agreement through July 2, 2012. However, if the rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold our auction rate securities, they will continue to accrue interest as determined by the auction process or the term of the auction rate securities if the auction process fails.

In November 2006, we entered into a lease for approximately 30,000 square feet of office space in San Jose and relocated our headquarters there in February 2007. The lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2012. In Taiwan, we own and occupy our building. The land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.5 million at June 30, 2010.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

At June 30, 2010, we had outstanding authorization from our Board to purchase up to $3.8 million of our common stock from time to time.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial market risk includes foreign currency transactions, exposure to changes in interest rates on our investments and our investments in marketable equity securities.

We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three and nine months ended June 30, 2010, we recorded exchange gains of approximately $0.3 million and approximately $0.4 million, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities.

We had cash, cash equivalents, restricted cash and short-term investments of $90.0 million at June 30, 2010. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. We invest primarily in high-quality, short-term debt instruments and instruments issued by high quality financial institutions and companies, including money market instruments. A decrease in interest rates would have an immaterial impact on our interest income as current interest rates are near historic lows. Included within our investment portfolio are $10.5 million par value ($9.5 million fair value) of AAA rated investments in auction rate securities. The underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program.

We own ordinary shares in SMIC which has been a publicly traded company since March 2004. SMIC’s ordinary shares are traded on the Hong Kong Stock Exchange and SMIC American Depository Receipts (“ADR”) are traded on the New York Stock Exchange. Each SMIC ADR represents fifty (50) ordinary shares. We use the weighted-average cost method to determine our cost basis of shares of SMIC. We account for our shares in SMIC under the provisions of FASB ASC 320 and mark the shares to market value with the offset recorded in accumulated other comprehensive income. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at June 30, 2010 was approximately $2.4 million and is included in short-term investments. The market value of our shares in SMIC at July 31, 2010 was approximately $2.1 million. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we may be required to recognize a loss on our investment through operating results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have addressed the material weakness in our internal control over financial reporting related to adequate management oversight or supervision over non-routine accounting functions and the judgments used in developing financial estimates for inventory reserves and the ineffectiveness of our disclosure controls and procedures that we reported in our report on Form 10-K for the year ended September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We have also improved the documentation of our policies and procedures. These remediation actions were completed in the three months ended March 31, 2010.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

SRAM Antitrust Litigation

Thirty-three purported class action lawsuits were filed by U.S. Direct-Purchaser and U.S. Indirect-Purchaser Plaintiffs against us and other SRAM suppliers in various U.S. federal courts alleging violations of the Sherman Act, violations of state unfair competition laws, and unjust enrichment relating to the sale and pricing of SRAM products. The U.S. lawsuits seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. As of August 30, 2007, we were voluntarily dismissed from all lawsuits brought by the U.S. Indirect-Purchaser Plaintiffs pursuant to a Tolling Agreement between us and the U.S. Indirect-Purchaser Plaintiffs. The U.S. Indirect-Purchaser Plaintiffs agreed not to name us as a defendant unless the Tolling Agreement is terminated according to terms specified in that agreement. On January 9, 2008, we were voluntarily dismissed without prejudice from one of the lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. We remained a defendant in three lawsuits brought by the U.S. Direct-Purchaser Plaintiffs. On October 5, 2009, we entered into a settlement agreement with the U.S. Direct-Purchaser Plaintiffs. On July 2, 2010, the court issued an order granting approval of the settlement. As part of the agreement, we will received a release for all Direct-Purchaser SRAM claims and did not admit any wrongdoing or liability.

DRAM Technologies LLC v. Integrated Silicon Solution, Inc., et al.

On or about February 23, 2010, we were purportedly served with a patent infringement suit against us and several other semiconductor companies in the United States District Court for the Eastern District of Texas by DRAM Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. 2:10-CV-45) (the “Complaint”). The Complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. The litigation is still in its early stages and we have not yet answered the Complaint. We will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

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

Uncertain general economic conditions and any future downturn in the markets we serve are expected to adversely affect our business and financial results.

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

In the nine months ended June 30, 2010 and in fiscal 2009, approximately 90% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we have experienced increases in the average selling prices for certain of our products in the nine months ended June 30, 2010, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, IBM and Chartered Semiconductor Manufacturing. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need. In such event, we have had to and may in the future have to place large last time buy orders which expose us to risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

Foundry capacity has tightened in recent periods resulting in higher wafer prices, and we may be required to pay even higher prices for wafers or to enter into costly arrangements to secure foundry capacity in the future.

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

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any continued uncertain economic conditions or continued uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contactors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

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

We were profitable in each of the first three quarters of fiscal 2010 and though we were also profitable in the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2010, in fiscal 2009 and in fiscal 2008, we recorded inventory write-downs of $1.9 million, $10.8 million, and $11.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in April 2009, we announced the acquisition of Enable Semiconductor Corporation, a private Taiwan and Korea based company. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	difficulties in continuing to develop new technologies and deliver products to market on time;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	lower than expected sales of any acquired products;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

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

In the nine months ended June 30, 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters.

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

We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could also result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers. Our customers could also seek and obtain damages from us for their losses. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend.

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

In our Annual Report on Form 10-K for our fiscal year ended September 30, 2009, we were required to furnish a report by our management on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting was effective. Based on the material weakness regarding not having adequate management oversight or supervision over non-routine accounting functions and the judgment used in developing financial estimates for inventory reserves as described in Item 9A(T) of our Form 10-K, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009. To remediate the material weakness, we have implemented additional control procedures, management reviews and employee training. We have also improved the documentation of our policies and procedures. Our disclosure controls and procedures include components of our internal control over financial reporting. If in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

From September 2007 through December 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. While we did not repurchase any shares in the three month periods ended June 30, 2010 or March 31, 2010, in the three months ended December 31, 2009, we repurchased 244,941 shares of our common stock in the open market at an aggregate price of approximately $1.1 million. In addition, in fiscal 2009, we repurchased 2,050,340 shares of our common stock in the open market at an aggregate price of approximately $4.9 million, in fiscal 2008 we repurchased 10,203,282 shares for an aggregate price of $71.1 million which included 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer and in fiscal 2007, we repurchased 1,181,148 shares for an aggregate price of $7.4 million. At June 30, 2010, we had outstanding authorization from our Board to purchase up to an additional $3.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: August 9, 2010	/S/ JOHN M. COBB
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)