Form 10-K
period 2010-09-30
INTEGRATED SILICON SOLUTION INC
filed 2010-12-13
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2010 (the last business day of the registrant’s second quarter of fiscal 2010), was approximately $217.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on December 3, 2010 was 26,339,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

All forward-looking statements made by us are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (I) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2010, approximately 90% of our revenue was derived from our DRAM and SRAM products. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. We still own more than 50% of Giantec and, as such, continue to consolidate the financial results of Giantec. Giantec is actively seeking additional equity investment and in the event such investment is obtained, our ownership could be less than 50%, in which case we would no longer consolidate Giantec. Through our Giantec business unit, we design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets.

Our outsourced manufacturing model is based upon relationships with key foundries such as GlobalFoundries Inc., Hynix, IBM, Nanya, Powerchip, ProMOS Technologies Inc. (ProMOS), Taiwan Semiconductor Manufacturing Corporation (TSMC), and Semiconductor Manufacturing International Corporation (SMIC). We have an established presence in the important Asian market that includes our design groups in Shanghai, China, Hsinchu, Taiwan and Songham, Korea. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our worldwide headquarters are in San Jose, California.

Our customers include leaders in each of our five target markets, including LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Polycom, Tellabs, UT Starcom and ZTE in networking and telecommunications; Ericsson, Garmin, LG Electronics, Motorola, Nokia Siemens, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Mobis, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens, Schneider and Tyco in industrial applications. Due to their significant size and market influence, these customers generally drive memory volumes in their market segments and help define the direction of future memory needs.

Company Background

We were incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. We have one operating segment which is to design, develop and market high performance DRAM and SRAM and other memory and non-memory semiconductor products. Our principal executive offices are located at 1940 Zanker Road, San Jose, California 95112, and our telephone number is (408) 969-6600. On our Investor Relations web site, located at www.issi.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such documents on our Investor Relations web site are available free of charge.

Market Background

In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including digital consumer electronics, networking, telecommunications, mobile communications, automotive electronics and industrial applications. Advances in technology have allowed for increasingly complex digital consumer systems, set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all electronic systems incorporate semiconductor memory devices to enable and enhance system performance.

As more consumers and businesses utilize the internet and broadband communications networks, the demand for networking products has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, MP3 audio files, HD video and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products, such as cable and DSL modems, switches and routers, require optimized high speed memory architectures to maximize bus bandwidth and speed data transfer.

Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wireless local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a wide range of data services, from internet connectivity to location detection, and are delivering information to consumers through sophisticated mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device. As more data and user content is accessed and stored on the mobile devices, advanced memory is required to store and access this information in the mobile products. As 3G and 4G mobile broadband services proliferate, the volume of data is expected to increase significantly, and memory will play a crucial role in ensuring quality of service in the mobile infrastructure market.

The complexity of automobile electronics is also increasing rapidly. The significant increase in automotive electronic applications has resulted in an increase in microcontrollers and memory responsible for delivering control and command functionality. Automobile designers are increasing semiconductor content in automobiles to allow for improved telematics, digital audio and video entertainment systems, advanced safety features and powertrain functions such as engine control and fuel efficiency management systems. These systems require memory devices that meet the automotive industry’s high quality and reliability standards.

The industrial memory market matches our strategy of providing long-term customer support. Memory products are used in various industrial applications such as power management, imaging, point of sale terminals, bar code scanners, smart meters, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM and EEPROM products that meet the needs of the industrial market segment.

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

The DRAM market can be segmented into high density devices (currently 2 Gb and above) and low and medium density devices (currently 1 Gb and below). High density DRAM is used in applications that require high capacity storage, such as PCs, servers and other high-end computing devices. Currently, DRAM in PCs is migrating from 2 Gb to 4 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers will seek long-term, steady supply of these products. We focus on providing long-term support for these low and medium density DRAM products.

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

We believe the demand for high performance memory products across a variety of end markets provides a substantial opportunity for a focused supplier of high performance memory integrated circuits to penetrate these markets and support customers’ long-term needs.

Strategy

Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of legacy, small to medium density memories that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the digital consumer electronics, networking, telecommunications, mobile communications, automotive electronic and industrial markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are mostly located in Asia. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:

Target Specific Memory Market Segments.    The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our DRAM and SRAM products into certain specific markets that provide sufficient volume for sales, but which also may provide better stability in prices over time. Examples of the market segments that we target are industrial applications, automotive, die sales, networking, telecommunications, and some medical equipment.

Commit to Being a Long-Term Supplier of our Products.    We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers will reduce or cease production of lower density products in periods of tight capacity, as manufacturing such products is less attractive to them than making higher density memories, which typically have higher volumes and greater economies of scale. As an example, we still supply low density 4 Mb EDO 3.3 volt DRAM and 64K SRAM, while most large captive memory companies ceased production of such devices many years ago.

Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a broad range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product targeting high-end networking applications and 512 Mb DDR DRAM and 1 GB DDR2 DRAM products targeting the digital consumer electronics and networking markets.

Expand our Low Cost Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established low cost engineering development teams close to our customers through our subsidiaries in Taiwan, China and Korea and have a full complement of research and development and sales and marketing capability in these Asian subsidiaries.

Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as LG Electronics, NEC, Sharp, Panasonic, Samsung, Sony, and Toshiba in digital consumer electronics; Alcatel-Lucent, Cisco, Foxconn, Fujitsu, Huawei Technologies, Polycom, Tellabs, UT Starcom and ZTE in networking and telecommunications; Ericsson, Garmin, LG Electronics, Motorola, Nokia, and VTech in mobile communications; Bosch, Bose, Continental, Delphi, Harman Becker, Hyundai Mobis, Johnson Controls, Kenwood, Panasonic, Philips (PLDS), and TRW in automotive electronics; and General Electric, Hypercom, Ingenico, Philips, Siemens, Schneider and Tyco in industrial applications. We target these customers because we believe they drive high volumes in their markets, have long life cycle products and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and broaden our customer base.

Develop Selected Application Specific Standard Products (ASSP) for Key Markets.    Through our Giantec business unit, we develop selected ASSP products for use in our key markets. Our goal is to increase product diversification and to offer products that are synergistic with our DRAM and SRAM expertise. Currently, these products include primarily EEPROM and SmartCards.

Customers and Marketing

Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Digital Consumer Electronics	Networking	Mobile Communications	Automotive Electronics	Industrial
LG Electronics	Alcatel-Lucent	Ericsson	Bosch	General Electric
NEC	Cisco	Garmin	Bose	Hypercom
Panasonic	Foxconn	LG Electronics	Continental	Ingenico
Samsung	Fujitsu	Motorola	Delphi	Philips
Sharp	Huawei	Nokia Siemens	Harman Becker	Schneider
Sony	Polycom	VTech	Johnson Controls	Siemens
Toshiba	Tellabs		Hyundai Mobis	Tyco
	UT Starcom		Kenwood
	ZTE		Panasonic
Philips (PLDS)
TRW

Our sales and marketing efforts are directed from our San Jose headquarters, but we also have sales and marketing teams in Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., UK, Germany, Brazil, Taiwan, China, Hong Kong, Japan, India, Korea, and Singapore. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also helps ensure that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.

In fiscal 2010, revenue from our largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales. In fiscal 2009, revenue recognized for one distributor accounted for approximately 13% of our total net sales. In fiscal 2008, no single customer accounted for over 10% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 85%, 85%, and 84% in fiscal 2010, 2009, and 2008, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended September 30,
	2010	2009	2008
Asia	66%	70%	66%
Europe	18	14	17
U.S.	15	15	16
Other	1	1	1

Total	100%	100%	100%

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

Markets and Products

Our memory products are used in a variety of specific applications within the digital consumer electronics, networking, telecommunications, mobile communications, automotive electronics and industrial markets. In particular, our SRAM products are used in WLANs, cell phones, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, medical equipment, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, voice over internet protocol (VOIP), printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, smart meters and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.

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

DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the largest DRAM markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb and 1 Gb DRAM products, including a 1.8 volt low power version of our 16, 64, 128 and 256 Mb synchronous DRAM (SDRAM) products. We also provide EDO, SDRAM, DDR and DDR II memory solutions in both x 32 and x 16 configurations to meet our customers’ memory requirements. We also offer both high performance and lower memory solutions. Applications for our low and medium density DRAM products include products such as WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.

ASSP and Other Products.    Through our Giantec business unit, our ASSP products include high performance serial EEPROM, SmartCard and selected other products. Applications for our EEPROM products include TVs, networking systems, modems, telephone sets, security systems, video games, automobiles and other consumer products. We currently sell 1 Kb to 256 Kb Serial EEPROM products. These products are offered in two-wire, microwire and serial peripheral interface protocols. Applications for our Smartcard products include transportation passes, payment cards, health care cards and other cards that store secure data. We currently sell 1 Kb to 128 Kb SmartCard products. These products are offered in two-wire, secure serial, MCU based and contactless protocols. Sales from our ASSP products constituted approximately 10%, 14% and 12% of our total revenue in fiscal 2010, 2009, and 2008, respectively.

Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing

We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve earlier introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with GlobalFoundries, Hynix, IBM, Nanya, Powerchip, ProMOS, SMIC, and TSMC.

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

In the market for SRAM products we compete with several domestic and international semiconductor companies including Cypress, Etron, GSI Technology, Integrated Device Technology, Renesas Electronics and Samsung. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.

In the low to medium density DRAM area we generally compete with Elpida, Hynix, Micron, Nanya, Oki, Samsung and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.

In the EEPROM market, our primary competitors include Atmel, Fudan Microelectronics, Microchip, ON Semiconductor and STMicroelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.

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

Research and Development

Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in California, Taiwan, China and Korea. Our research and development expenditures in fiscal 2010, 2009, and 2008 were $24.1 million, $20.0 million, and $20.8 million, respectively.

New SRAM products in development include a die shrink on our 4Mb Asynchronous SRAM, a 9Mb Synchronous SRAM, a 2Mb ultra low power Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 128Mb, 256Mb and 512Mb SDRAMs and various densities of DDR/DDR2 DRAMs. We are developing new products on advanced 72 and 65 nanometer process technology as well as 0.09 micron, 0.11 micron, 0.13 micron, and 0.14 micron process technology.

Patents and Intellectual Property

As of September 30, 2010, we held 97 U.S. patents. These patents expire between 2010 and 2027. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We have one additional patent application pending and expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold nine Taiwan patents which expire between 2021 and 2024 and have two patent applications which are pending in Taiwan. We also have three patents in China which expire between 2027 and 2029 and have one patent application in China which is pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

Part of our outsourcing strategy includes licensing product designs. To control our R&D expenses, we occasionally license some of our DRAM and SRAM designs from other companies or our foundries. We also license our own designs to other companies.

Employees

As of September 30, 2010, we had 452 employees worldwide, including 61 employees in the U.S., 124 in China, 233 in Taiwan, 8 in Hong Kong, 2 in Europe, 5 in India, 7 in Japan, 11 in Korea, and 1 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of December 1, 2010 are as follows:

Name	Age	Position
Jimmy S.M. Lee	55	Executive Chairman of the Board of Directors
Scott D. Howarth	50	President and Chief Executive Officer
John M. Cobb	54	Vice President and Chief Financial Officer
Kong Yeu Han	55	Vice Chairman
Chang-Chaio (James) Han	57	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division

Set forth below is certain information relating to our executive officers.

Jimmy S.M. Lee has served as our Executive Chairman since April 2008 and as Chairman, Chief Executive Officer and a director from October 1988, when he co-founded ISSI, until March 2008. He reassumed the role of President in November 2005 until December 2007. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at

Signetics Corporation, a semiconductor company. He has served as a director of Chrontel, a video optics company, since July 1995 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, from March 2006 through January 2010. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.

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

Chang-Chaio (James) Han has served as the Company’s Executive Vice President and as General Manager, ISSI-Taiwan and SRAM/DRAM Business Division since May 2005. He served as President of ICSI from October 2003 to April 2005, and as Vice President of Design of ICSI from July 1998 to October 2003. He has served as a director of Win Win Precision Technology Co., a solar energy and semiconductor equipment company, since August 2010. Mr. Han holds a PhD degree in electrical engineering from Case Western Reserve University and M.S. and B.S. degrees in electrical engineering from National Taiwan University.

Officers serve at the discretion of the Board and are appointed annually. There are no family relationships among the directors or officers of ISSI.

Item 1A. Risk Factors

Uncertain general economic conditions and any future downturn in the markets we serve are expected to adversely affect our business and financial results.

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, telecommunications, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, the continued uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In fiscal 2010, fiscal 2009 and fiscal 2008, approximately 90%, 86% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We expect our revenue for the quarter ending December 31, 2010 to decrease from our revenue in the quarter ended September 30, 2010 as a result of reduced demand for our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we have experienced increases in the average selling prices for certain of our products in fiscal 2010, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

If we are unable to obtain an adequate supply of wafers, our business will be harmed.

If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, ProMOS, IBM, Hynix and GlobalFoundries. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need. In such event, we have had to and may in the future have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

Foundry capacity has been limited resulting in higher wafer prices, and we may be required to pay even higher prices for wafers or to enter into costly arrangements to secure foundry capacity in the future.

In response to improving semiconductor industry conditions over the last several quarters, foundry capacity has been limited in recent periods. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

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

We were profitable in fiscal 2010 and though we were also profitable in the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In fiscal 2010, in fiscal 2009 and in fiscal 2008, we recorded inventory write-downs of $2.9 million, $10.8 million, and $11.3 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2008, approximately 16% of our net sales was attributable to customers located in the U.S., 17% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

We concluded that our internal control over financial reporting was effective at September 30, 2010. We are in the process of implementing a major revision to our current worldwide MIS system and we are continuing to use our current system until the revision is fully implemented. If in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

In addition, stock markets have from time to time experienced extreme price and trading volume volatility. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations have adversely affected the market price of our common stock and may continue to do so in the future.

We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

From September 2007 through December 2009, we repurchased shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers. While we did not repurchase any shares in the nine month period ended September 30, 2010, in the three months ended December 31, 2009, we repurchased 244,941 shares of our common stock in the open market at an aggregate price of approximately $1.1 million. In addition, in fiscal 2009, we repurchased 2,050,340 shares of our common stock in the open market at an aggregate price of approximately $4.9 million, in fiscal 2008 we repurchased 10,203,282 shares for an aggregate price of $71.1 million which included 10,000,000 shares we repurchased in January 2008 for an aggregate price of $70 million pursuant to a tender offer and in fiscal 2007, we repurchased 1,181,148 shares for an aggregate price of $7.4 million. At September 30, 2010, we had outstanding authorization from our Board to purchase up to an additional $3.8 million of our common stock from time to time. In October 2010, our Board authorized an additional $20.0 million for the repurchase of shares of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may adversely affect our business and operating results.

We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs, or civil or criminal sanctions, face property damage or personal injury claims or be required to incur substantial investigation or remediation costs or experience disruptions in our operations, any of which could have a material adverse effect on our business. In addition, environmental laws could become more stringent over time imposing greater compliance costs and increasing the risks and penalties associated with violations, which could harm our business.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design and/or manufacturing of our products, any of which could have a material adverse effect on our business.

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, included write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Item 1B. Unresolved Staff Matters

None.

Item 2. Properties

Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. Our lease on this facility expires in June 2013. Our China subsidiary occupies approximately 14,000 square feet under a lease that expires in February 2012. In Taiwan, we own and occupy our building in Hsinchu, which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which our building in Hsinchu is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3. Legal Proceedings

DRAM Technologies LLC v. Integrated Silicon Solution, Inc., et al.

On February 5, 2010, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Eastern District of Texas by DRAM Technologies LLC, for the alleged infringement of various patents by our products (Case No. 2:10-CV-45). The complaint also alleged willful infringement of the patents by us and sought a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On or about February 23, 2010, we were purportedly served with the complaint. On August 24, 2010, the complaint against us was voluntarily dismissed, with prejudice, ending our involvement in the litigation.

Goodman v. Integrated Silicon Solution, Inc., et al.

On August 23, 2010, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman (“Goodman”), for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 5:10-CV-03738). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. We have not been served with the complaint. We will file an answer to the complaint as prescribed by the Federal Rules of Civil Procedure.

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

Item 4. [Removed and reserved]

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

	High	Low
Fiscal Year 2009
First Quarter	$2.45	$1.36
Second Quarter	$1.85	$1.31
Third Quarter	$2.92	$1.51
Fourth Quarter	$3.85	$2.20

Fiscal Year 2010
First Quarter	$5.75	$3.25
Second Quarter	$10.85	$4.86
Third Quarter	$13.93	$7.40
Fourth Quarter	$10.09	$6.60

Holders of Record

As of December 3, 2010, there were approximately 148 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2005 through September 30, 2010. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.

Comparison of Five-Year Cumulative Return

September 30, 2005 to September 30, 2010

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2010 and the consolidated balance sheet data set forth below at September 30, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set for below for the fiscal years ended September 30, 2007 and September 30, 2006 and the consolidated balance sheet data set forth below at September 30, 2008, September 30, 2007 and September 30, 2006 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$252,458	$154,251	$235,229	$245,395	$217,492
Cost of sales	155,927	113,373	182,033	196,959	188,386

Gross profit	96,531	40,878	53,196	48,436	29,106

Operating expenses
Research and development	24,066	20,020	20,848	20,174	21,617
Selling, general and administrative	32,509	26,221	31,429	32,660	28,328
Acquired in-process technology	—	710	—	—	499
Impairment of goodwill	—	—	25,338	—	—

Total operating expenses	56,575	46,951	77,615	52,834	50,444

Operating income (loss)	39,956	(6,073)	(24,419)	(4,398)	(21,338)
Other income, net	3,953	961	6,916	20,025	7,057
Provision (benefit) for income taxes	1,154	(18)	197	4	(33)
Equity in net income (loss) of affiliates/noncontrolling interest	(559)	44	(63)	(262)	6

Net income (loss)	$42,196	$(5,050)	$(17,763)	$15,361	$(14,242)

Basic net income (loss) per share (1)	$1.65	$(0.20)	$(0.60)	$0.41	$(0.38)

Diluted net income (loss) per share (1)	$1.56	$(0.20)	$(0.60)	$0.40	$(0.38)

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$91,609	$83,486	$50,015	$133,815	$113,333
Total assets	234,031	161,930	175,951	262,715	260,278
Total ISSI stockholders’ equity (2)	172,205	122,826	127,390	213,751	203,192
Noncontrolling interests in subsidiaries (2)	5,616	1,750	789	726	690
Total stockholders’ equity (2)	177,821	124,576	128,179	214,477	203,882

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.
(2)	Balances in the table above have been adjusted to reflect the retrospective application of new accounting standards for noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. We were founded in October 1988. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2010, approximately 90% of our revenue was derived from our DRAM and SRAM products. Sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. We still own more than 50% of Giantec and, as such, continue to consolidate the financial results of Giantec. Giantec is actively seeking additional equity investment from outside investors and in the event such investment is obtained, our ownership could be diluted to be less than 50%, in which case we would no longer consolidate Giantec. Through our Giantec business unit, we design and market application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets.

In order to control our operating expenses, for the past several years we limited our headcount in the U.S. and transferred various functions to Taiwan and China. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.

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

The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2010, in fiscal 2009 and in fiscal 2008. However, the average selling prices for certain of our DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have continued into the September 2010 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S. and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 85% and 84% in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2010	2009	2008
Asia	66%	70%	66%
Europe	18	14	17
U.S.	15	15	16
Other	1	1	1

Total	100%	100%	100%

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of our foundries and all of our assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

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

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 64% to $252.5 million in fiscal 2010 from $154.3 million in fiscal 2009. The increase in net sales of $98.2 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in fiscal 2010 compared to fiscal 2009. In addition, unit shipments of both our SRAM products and our application specific standard products (ASSP) which include our EEPROM, Smart Card and logic products increased in fiscal 2010 compared to fiscal 2009. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2010, revenue from our largest distributor accounted for 15% of net sales and revenue from our second largest distributor accounted for 10% of our net sales. In fiscal 2009, revenue from our largest distributor accounted for 13% of net sales.

Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $55.6 million to $96.5 million in fiscal 2010 from $40.9 million in fiscal 2009. Our gross margin was 38.2% in fiscal 2010 compared to 26.5% in fiscal 2009. The increase in gross margin in fiscal 2010 compared to fiscal 2009 can be attributed to an improvement in product mix, the effect of better pricing in certain target markets, cost reductions for certain products and the favorable impact in fiscal 2010 from the sales of items previously written down to lower of cost or market combined with a decrease in inventory write-downs. Our gross margin for fiscal 2010 included inventory write-downs of $2.9 million while our gross margin for fiscal 2009 included inventory write-downs of $10.8 million. The inventory write-downs were for excess and obsolescence issues and lower of cost or market accounting on certain of our products. Our gross margin for fiscal 2010 and fiscal 2009 benefited from the sale of $3.4 million and $3.2 million, respectively, of products previously written down to zero carrying value. The increase in our gross profit in fiscal 2010 compared to fiscal 2009 was primarily a result of an increase in unit shipments across all our products but more significantly for our DRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products have increased, such as in fiscal 2010, foundries have raised wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and development.    Research and development expenses increased by 20% to $24.1 million in fiscal 2010 from $20.0 million in fiscal 2009. As a percentage of net sales, research and development expenses decreased to 9.5% in fiscal 2010 from 13.0% in fiscal 2009. The increase in research and development expenses of $4.1 million can be attributed to an increase in expenditures for masks, other product development costs and an increase in headcount related expenses associated with our acquisition of Enable. In addition, fiscal 2010 reflects expense for our employee profit sharing program which was implemented at the beginning of fiscal 2010.

Selling, general and administrative.    Selling, general and administrative expenses increased by 24% to $32.5 million in fiscal 2010 from $26.2 million in fiscal 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 12.9% in fiscal 2010 from 17.0% in fiscal 2009. The increase in selling, general and administrative expenses of $6.3 million can be attributed to an increase in sales commissions in fiscal 2010 as a result of our higher revenue and an increase in payroll related expenses. In addition, fiscal 2010 reflects expense for our employee profit sharing program which was implemented at the beginning of fiscal 2010.

Acquired in-process technology charge.    In fiscal 2009, we incurred a $0.7 million IPR&D charge in connection with our acquisition of Enable. The $0.7 million allocated to IPR&D was expensed in fiscal 2009 as it was deemed to have no future alternative use.

Interest and other income, net.    Interest and other income, net was $1.2 million in fiscal 2010 compared to $1.1 million in fiscal 2009. The $1.2 million of interest and other income in fiscal 2010 was comprised of $1.1 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.1 million and interest income of $0.3 million offset in part by other items. The $1.1 million of interest and other income in fiscal 2009 was comprised of interest income of $0.6 million and $1.2 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items including foreign exchange losses of $0.3 million.

Gain on sale of investments.    The gain on the sale of investments was $2.8 million in fiscal 2010 as we sold all of our shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million. In fiscal 2009, there were no gains on the sale of investments.

Provision (benefit) for income taxes.    We recorded an income tax expense of $1.2 million for fiscal 2010. The income tax expense of $1.2 million is principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes reduced by a refund of previously paid Federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in such Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years. These net operating loss carryback provisions allow for the recovery of previously paid federal alternative minimum taxes.

For fiscal 2009, we recorded an income tax benefit of $18,000 consisting of a federal refundable credit, offset by state minimum taxes and foreign income taxes.

We have recorded a valuation allowance against our deferred tax assets due to our operating loss history and our uncertain expectation of future taxable income. We review the realization of these deferred tax assets on an ongoing basis. Any release of the valuation allowance would have a favorable impact on the provision for income taxes within our statement of operations.

Net (income) loss attributable to noncontrolling interests.    The net (income) loss attributable to noncontrolling interests was income of $559,000 in fiscal 2010 compared to a loss of $44,000 in fiscal 2009.

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

Net (income) loss attributable to noncontrolling interests.    The net (income) loss attributable to noncontrolling interests was a loss of $44,000 in fiscal 2009 compared to a income of $63,000 in fiscal 2008.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $91.6 million. During fiscal 2010, operating activities provided cash of approximately $3.7 million compared to $22.6 million provided in fiscal 2009. The cash provided by operations in fiscal 2010 was primarily due to our net income of $42.8 million adjusted for non-cash items of $4.4 million, increases in accounts payable of $13.9 million and increases in accrued liabilities of $2.1 million. This was offset by increases in inventory of $34.0 million, increases in accounts receivable of $14.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.1 million. The cash provided by operations in fiscal 2009 was primarily due to decreases in inventories of $20.1 million, decreases in accounts receivable of $9.4 million, decreases in other assets of $2.1 million and our net loss of $5.1 million adjusted for non-cash items of $9.0 million. These items were offset by decreases in accounts payable of $10.3 million and decreases in accrued liabilities of $2.6 million.

In fiscal 2010, we generated $17.6 million from investing activities compared to $5.6 million used for investing activities in fiscal 2009. In fiscal 2010, we generated $20.0 million from the sale of trading securities, $3.8 million from the net sales of available-for-sale securities and generated approximately $3.2 million from the sale of shares of Ralink. We also received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. In the fiscal 2010, we used $5.1 million to collateralize accounts payable to a supplier. In fiscal 2009, we used approximately $2.7 million for our acquisition of Enable which was comprised of cash used for the purchase of Enable shares less cash acquired as a result of our consolidation of Enable and $0.9 million for net purchases of available-for-sale securities. In fiscal 2009, we received proceeds of approximately $0.8 million from the third-party investors in our consolidated subsidiary Wintram Inc.

In fiscal 2010, we made capital expenditures of approximately $8.1 million for test equipment, engineering tools, and computer software and hardware compared to $2.8 million in fiscal 2009. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $4.9 million from financing activities during fiscal 2010 compared to $4.2 million used in fiscal 2009. Our source of financing for fiscal 2010 was proceeds from the issuance of common stock of $6.0 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2010, we used $1.1 million for the repurchase and retirement of our common stock. In fiscal 2009, we used $4.9 million for the repurchase and retirement of our common stock and $12.2 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2009 were borrowings of $12.2 million under lines of credit and proceeds from the issuance of common stock of $0.7 million from stock option exercises and sales under our employee stock purchase plan.

We have $13.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2011. As of September 30, 2010, we had no outstanding borrowings under these short-term lines of credit.

We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $4.0 million at September 30, 2010.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2010 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$4,035	$1,420	$1,997	$507	$111
Purchase obligations with wafer foundries	29,218	29,218	—	—	—

Total contractual cash obligations	$33,253	$30,638	$1,997	$507	$111

At September 30, 2010, we had outstanding authorization from our Board to purchase up to $3.8 million of our common stock from time to time. In October 2010, our Board authorized an additional $20.0 million for the repurchase of our common stock from time to time.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from six months to six years.

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

Accounting for stock-based compensation.    Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. We use the Black-Scholes valuation model to determine the fair value of our stock options at the date of grant. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We estimate the expected term for option grants based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.

Impact of Recently Issued Accounting Standards

During fiscal 2010, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

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

Noncontrolling Interest (Minority Interest)

In December 2007 and January 2010, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. We are required to report our noncontrolling interests as a separate component of stockholders’ equity. We are also required to present net income attributable to the noncontrolling interests and net income attributable to our stockholders separately in our consolidated statements of operations.

Fair Value Disclosure

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. These disclosure requirements are effective in two phases. In the second quarter of fiscal year 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of fiscal year 2012, these amended accounting standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs relating to Level 3 measurements. We do not anticipate that the additional disclosure requirements will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2010, we recorded exchange gains of approximately $0.1 million. In fiscal 2009, we recorded exchange losses of approximately $0.3 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $91.6 million at September 30, 2010. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at September 30, 2010 was approximately $2.2 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.4 million or $1.9 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through operating results.

Item 8. Financial Statements and Supplementary Data

INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Integrated Silicon Solution, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Silicon Solution, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California

December 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders,

Integrated Silicon Solution, Inc.

We have audited Integrated Silicon Solution, Inc.’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Integrated Silicon Solution, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010, and our report dated December 13, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

December 13, 2010

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009	2008
	(in thousands, except per share data)
Net sales	$252,458	$154,251	$235,229
Cost of sales	155,927	113,373	182,033

Gross profit	96,531	40,878	53,196

Operating expenses
Research and development	24,066	20,020	20,848
Selling, general and administrative	32,509	26,221	31,429
Acquired in-process technology charge	—	710	—
Impairment of goodwill	—	—	25,338

Total operating expenses	56,575	46,951	77,615

Operating income (loss)	39,956	(6,073)	(24,419)
Interest and other income, net	1,249	1,053	5,198
Interest expense	(57)	(92)	(96)
Gain on sales of investments, net	2,761	—	1,814

Income (loss) before income taxes	43,909	(5,112)	(17,503)
Provision (benefit) for income taxes	1,154	(18)	197

Consolidated net income (loss)	42,755	(5,094)	(17,700)
Less net (income) loss attributable to noncontrolling interests	(559)	44	(63)

Net income (loss) attributable to ISSI	$42,196	$(5,050)	$(17,763)

Basic net income (loss) per share	$1.65	$(0.20)	$(0.60)

Shares used in basic per share calculation	25,603	25,441	29,541

Diluted net income (loss) per share	$1.56	$(0.20)	$(0.60)

Shares used in diluted per share calculation	27,041	25,441	29,541

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2010	2009
	(in thousands, except Par value)
ASSETS
Current assets:
Cash and cash equivalents	$81,665	$54,944
Restricted cash	5,107	—
Short-term investments	4,837	28,542
Accounts receivable, net of allowance for doubtful accounts of $154 in 2010 and $1,338 in 2009	41,148	26,501
Inventories	54,560	19,275
Other current assets	4,479	2,922

Total current assets	191,796	132,184
Property, equipment and leasehold improvements, net	28,078	23,218
Long-term investments	—	1,408
Goodwill	1,301	1,251
Purchased intangible assets, net	1,294	2,313
Other assets	11,562	1,556

Total assets	$234,031	$161,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,586	$26,825
Accrued compensation and benefits	6,406	4,364
Accrued expenses	5,930	5,368

Total current liabilities	53,922	36,557
Other long-term liabilities	2,288	797

Total liabilities	56,210	37,354
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2010 and 2009. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2010 and 2009. Issued and outstanding shares—26,217 in 2010 and 25,116 in 2009	3	2
Additional paid-in capital	317,773	309,649
Accumulated deficit	(143,285)	(185,481)
Accumulated other comprehensive loss	(2,286)	(1,344)

Total ISSI stockholders’ equity	172,205	122,826
Noncontrolling interest	5,616	1,750

Total stockholders’ equity	177,821	124,576

Total liabilities and stockholders’ equity	$234,031	$161,930

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2007	36,655	$4	$376,998	$(162,668)	$(583)	$213,751	$726	$214,477
Components of comprehensive loss:
Net loss	—	—	—	(17,763)	—	(17,763)	63	(17,700)
Change in cumulative translation adjustment, net of tax	—	—	—	—	296	296	—	296
Change in unrealized gain on investments, net of tax	—	—	—	—	(2,472)	(2,472)	—	(2,472)
Change in retirement plan obligations, net of tax	—	—	—	—	(135)	(135)	—	(135)

Total comprehensive loss						(20,074)	63	(20,011)

Stock options exercised	105	—	415	—	—	415	—	415
Shares issued under stock purchase plan	170	—	734	—	—	734	—	734
Stock-based compensation	—	—	3,646	—	—	3,646	—	3,646
Shares repurchased and retired	(10,203)	(1)	(71,081)	—	—	(71,082)	—	(71,082)

Balance at September 30, 2008	26,727	3	310,712	(180,431)	(2,894)	127,390	789	128,179
Components of comprehensive loss:
Net loss	—	—	—	(5,050)	—	(5,050)	(44)	(5,094)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(137)	(137)	—	(137)
Change in unrealized gain on investments, net of tax	—	—	—	—	1,937	1,937	—	1,937
Change in retirement plan obligations, net of tax	—	—	—	—	(250)	(250)	—	(250)

Total comprehensive loss						(3,500)	(44)	(3,544)

Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	72	—	81	—	—	81	—	81
Shares issued under stock purchase plan	369	—	657	—	—	657	—	657
Stock-based compensation	—	—	3,096	—	—	3,096	—	3,096
Shares repurchased and retired	(2,052)	(1)	(4,897)	—	—	(4,898)	—	(4,898)
Noncontrolling interest in Wintram	—	—	—	—	—	—	795	795
Change in noncontrolling interest in Wintram	—	—	—	—	—	—	210	210

Balance at September 30, 2009	25,116	2	309,649	(185,481)	(1,344)	122,826	1,750	124,576
Components of comprehensive income:
Net income	—	—	—	42,196	—	42,196	559	42,755
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,839	1,839	—	1,839
Change in unrealized gain on investments, net of tax	—	—	—	—	(927)	(927)	—	(927)
Change in retirement plan obligations, net of tax	—	—	—	—	(1,854)	(1,854)	—	(1,854)

Total comprehensive income						41,254	559	41,813

Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,231	1	5,279	—	—	5,280	—	5,280
Shares issued under stock purchase plan	116	—	687	—	—	687	—	687
Stock-based compensation	—	—	2,497	—	—	2,497	—	2,497
Shares repurchased and retired	(246)	—	(1,108)	—	—	(1,108)	—	(1,108)
Noncontrolling interest in Giantec	—	—	740	—	—	740	3,045	3,785
Change in noncontrolling interest in Wintram	—	—	29	—	—	29	262	291

Balance at September 30, 2010	26,217	$3	$317,773	$(143,285)	$(2,286)	$172,205	$5,616	$177,821

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Consolidated net income (loss)	$42,755	$(5,094)	$(17,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,497	3,096	3,646
Depreciation and amortization	3,530	3,987	3,487
Amortization of intangibles	1,018	927	1,538
Acquired in-process technology charge	—	710	—
Net gain on sale of investments	(2,761)	—	(1,814)
Impairment of goodwill	—	—	25,338
Provision for (recovery of) bad debts	13	(179)	59
Net foreign currency transaction (gains) losses	(87)	303	(509)
Other non-cash items	260	135	—
Changes in operating assets and liabilities:
Accounts receivable	(14,415)	9,357	2,326
Inventories	(34,044)	20,123	(6,454)
Other assets	(1,040)	2,115	995
Deposit to foundry for capacity	(10,000)	—	—
Accounts payable	13,909	(10,260)	(1,667)
Accrued expenses and other liabilities	2,113	(2,616)	1,271

Net cash provided by operating activities	3,748	22,604	10,516
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(8,084)	(2,820)	(4,597)
Proceeds from sale of assets	—	3	—
Proceed from sales of trading securities	19,950	—	—
Purchases of available-for-sale securities	(911)	(11,816)	(68,559)
Sales of available-for-sale securities	4,752	10,901	116,928
Investment in consolidated subsidiaries, net of cash and cash equivalents	(50)	(2,682)	—
Proceeds from noncontrolling interest of consolidated subsidiary	3,785	795	—
Proceeds from sale of Ralink equity securities	3,216	—	1,809
Proceeds from sale of Semiconductor Manufacturing International Corp. (SMIC) equity securities	—	—	2,713
Increase in restricted cash	(5,107)	—	—

Net cash provided by (used in) investing activities	17,551	(5,619)	48,294
Cash flows from financing activities:
Repurchases and retirements of common stock	(1,108)	(4,898)	(71,082)
Proceeds from issuance of stock through compensation plans	5,967	738	1,149
Proceeds from borrowings under short-term lines of credit	—	12,216	11,955
Principal payments of notes payable, equipment financing and long-term obligations	—	(12,216)	(12,569)

Net cash provided by (used in) financing activities	4,859	(4,160)	(70,547)
Effect of exchange rate changes on cash and cash equivalents	563	(56)	190

Net increase (decrease) in cash and cash equivalents	26,721	12,769	(11,547)
Cash and cash equivalents at beginning of year	54,944	42,175	53,722

Cash and cash equivalents at end of year	$81,665	$54,944	$42,175

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$865	$(16)	$257

Cash paid for interest expense	$—	$14	$27

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Organization

Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM.

In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. The Company still owns more than 50% of Giantec and, as such, continues to consolidate the financial results of Giantec. Through its Giantec business unit, the Company designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. Giantec is actively seeking additional equity investment from outside investors and in the event such investment is obtained, the Company’s ownership could be diluted to be less than 50%, in which case the Company would no longer consolidate Giantec.

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

Investments

Debt securities and marketable equity securities are classified as either “trading” or “available-for-sale”. Trading and available-for-sale securities are recorded at fair value with unrealized gains and losses included in earnings or accumulated other comprehensive income/(loss), respectively. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income, (net).

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

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Consolidated net income (loss)	$42,755	$(5,094)	$(17,700)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment:
Changes arising during current period	1,839	(137)	461
Reclassification for gain included in net income (loss)	—	—	(165)
Change in unrealized gain (loss) on investments:
Changes arising during current period	746	390	(2,388)
Reclassification for gain (loss) included in net income (loss)	(1,673)	1,547	(84)
Change in retirement plan transition obligation	(47)	(553)	(65)
Change in retirement plan actuarial losses	(1,807)	303	(70)

Comprehensive income (loss)	$41,813	$(3,544)	$(20,011)
Comprehensive income (loss) attributable to noncontrolling interests	(559)	44	(63)

Comprehensive income (loss) attributable to ISSI	$41,254	$(3,500)	$(20,074)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2010	2009
	(In thousands)
Accumulated foreign currency translation adjustments	$266	$(1,573)
Accumulated net unrealized gain on Ralink	—	1,673
Accumulated net unrealized loss on SMIC	(1,270)	(2,018)
Accumulated net unrealized gain (loss) on other available-for-sale investments	—	2
Accumulated net retirement plan transition obligation	361	408
Accumulated net retirement plan actuarial gains (losses)	(1,643)	164

Total accumulated other comprehensive loss	$(2,286)	$(1,344)

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2011 is $0, $60,000, and $(58,000), respectively.

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company monitors collectibility of accounts receivable primarily through review of its accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2010, 2009 and 2008.

Description	Balance at Beginning of Period	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2008	$1,465	$59	$(5)	$1,519
2009	$1,519	$(179)	$(2)	$1,338
2010	$1,338	$13	$(1,197)	$154

(1)	Includes increases/(decreases) charged or credited to costs and expenses.
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

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the Consolidated Statement of Operations. Advertising costs totaled $35,000, $62,000 and $72,000 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued guidance which clarifies the accounting for income taxes by prescribing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted this guidance on its income tax positions on October 1, 2007. See “Note 11: Income Taxes” for additional information.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, the Company may make fair value estimates, which may not necessarily represent the amounts that will be realized in a current or future sale of these assets.

Concentration of Credit Risk

The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2010, revenue from the Company’s largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales. In fiscal 2009, revenue recognized for one distributor, accounted for approximately 13% of our total net sales. In fiscal 2008, no single customer accounted for over 10% of our total net sales.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may be obligated to indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of the Company’s indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws provide that indemnification may be provided to the Company’s agents. The Company has directors’ and officers’ insurance pursuant to which the Company may be reimbursed for certain indemnity expenses, subject to the insurers’ reservation of rights. The Company cannot estimate the amount of potential future indemnity expenses that it may be required to make. The amount of available directors’ and officers’ insurance may not be sufficient to cover the Company’s indemnity obligations, which may have a material adverse effect on the Company’s results of operations in future periods.

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

Impact of Recently Issued Accounting Standards

During fiscal 2010, the Company adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation for the adoption of accounting guidance for noncontrolling interests.

Note 2.    Fair Value Measurements

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

As of September 30, 2010, the Company’s financial assets utilizing Level 1 inputs included short-term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at September 30, 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
September 30, 2010
Money market instruments (1)	$44,239	$—	$44,239
Certificates of deposit (1)(2)(3)	9,352	—	9,352
Semiconductor Manufacturing International Corp.
(SMIC) common stock (3)	2,156	—	2,156

Total	$55,747	$—	$55,747

September 30, 2009
Money market instruments (1)	$16,041	$—	$16,041
Auction rate securities (3)(5)	—	18,042	18,042
Auction rate securities Put Option (3)(5)	—	1,908	1,908
Certificates of deposit (1)(3)	9,938	—	9,938
Mutual funds (3)	2,797	—	2,797
Ralink common stock (3)	2,130	—	2,130
Semiconductor Manufacturing International Corp.
(SMIC) common stock (4)	1,408	—	1,408

Total	$32,314	$19,950	$52,264

(1)	Included in cash and cash equivalents
(2)	Included in restricted cash
(3)	Included in short-term investments
(4)	Included in long-term investments
(5)	Classified as trading securities

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets during fiscal 2010:

	Auction Rate Securities	Put Option
	(in thousands)
Balance as of September 30, 2009	$18,042	$1,908
Sale of ARS to UBS	(18,042)	—
Exercise of put option	—	(1,908)

Balance as of September 30, 2010	$—	$—

Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities (ARS) consisting of securities collateralized by student loans. Due to adverse events in the credit markets, the ARS held by the Company experienced failed auctions since February 2008. As such, quoted prices in active markets were not readily available. In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (UBS), the investment firm that sold the ARS to the Company. The Agreement covered all of the Company’s ARS as of September 30, 2009. By entering into the Agreement, the Company (1) received the right (“Put

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option”) to sell these ARS back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these ARS securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value with gains and losses recognized as a component of net income. At the same time, the Company transferred these ARS from available-for-sale to trading investment securities. The Company valued the Put Option using the Black-Scholes model. During fiscal 2010, the Company sold all the ARS at par under the Agreement. The Company received $20.0 million plus accrued interest in cash from UBS for the ARS sale. Upon the sale of the ARS, the Company recognized a gain of $1.9 million with an equivalent loss on the exercises of the Put Option.

As of September 30, 3010, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2010

Money market instruments	$44,239	$—	$—	$44,239
Certificates of deposit	9,352	—	—	9,352
SMIC common stock	3,426	—	(1,270)	2,156

Total	57,017	—	(1,270)	55,747
Less: Amounts included in cash, cash equivalents and restricted cash	(50,910)	—	—	(50,910)

	$6,107	$—	$(1,270)	$4,837

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2009

Money market instruments	$16,041	$—	$—	$16,041
Certificates of deposit	9,938	—	—	9,938
Mutual funds	2,795	2	—	2,797
SMIC common stock	3,426	—	(2,018)	1,408
Ralink common stock	457	1,673	—	2,130

Total	32,657	1,675	(2,018)	32,314
Less: Amounts included in cash and cash equivalents	(22,314)	—	—	(22,314)

	$10,343	$1,675	$(2,018)	$10,000

In fiscal 2010, the Company sold all of its remaining shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million. In fiscal 2008, the Company sold approximately 0.3 million shares of its Ralink stock and recorded gross proceeds of approximately $1.8 million and a pre-tax gain of approximately $1.6 million.

In fiscal 2008, the Company sold 22.0 million shares of Semiconductor Manufacturing International Corp. (SMIC) and recorded gross proceeds of approximately $2.7 million and a pre-tax gain of approximately

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.2 million. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC. During the December 2009 quarter, the Company reclassified its shares in SMIC to short-term investments from long-term investments.

The Company had no debt securities at September 30, 2010. All debt securities held at September 30, 2009 were due in more than five years. As of September 30, 2010 and 2009, the Company had cash, cash equivalents and short-term investments of $34.3 million and $37.6 million, respectively, in foreign institutions.

Note 3.    Inventories

Inventories consisted of the following at September 30:

	2010	2009
	(in thousands)
Purchased components	$16,598	$5,667
Work-in-process	11,043	1,106
Finished goods	26,919	12,502

	$54,560	$19,275

In fiscal 2010, 2009 and 2008, the Company recorded inventory write-downs of $2.9 million, $10.8 million and $11.3 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets

Other assets consisted of the following at September 30:

	2010	2009
	(in thousands)
Restricted assets	$223	$320
Deposits to foundry for capacity	10,000	—
Other	1,339	1,236

	$11,562	$1,556

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.

Note 5.    Property, Equipment, and Leasehold Improvements, net

Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2010	2009
	(in thousands)
Machinery and equipment	$36,583	$33,792
Furniture and fixtures	2,663	2,540
Land, buildings and improvements	29,049	28,326

	68,295	64,658
Less accumulated depreciation and amortization	(40,217)	(41,440)

	$28,078	$23,218

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company rents out certain floors in its office building in Hsinchu, Taiwan. These leases are cancelable with either two months or three months notice. The value of the assets leased to others is included in Property, Equipment, and Leasehold Improvements, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net and amounted to approximately $1.1 million and $0.1 million, $1.2 million and $0.5 million, and $1.7 million and $0.6 million, in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The assets leased consisted of the following at September 30:

	2010	2009
	(in thousands)
Buildings and improvements	$11,126	$10,825
Less accumulated depreciation	(6,637)	(6,324)

	$4,489	$4,501

Note 6.    Purchased Intangible Assets

No additions to purchased intangible assets were recorded during fiscal 2010. During fiscal 2009, in connection with its acquisition of Enable Semiconductor Corporation (Enable), the Company recorded $1.2 million of developed technology with a useful life of 5 years.

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2010
Technology	$5,173	$3,879	$1,294

September 30, 2009
Technology	$5,173	$2,935	$2,238
Customer relationships	615	540	75

Total	$5,788	$3,475	$2,313

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Reported as:
Cost of sales	$944	$798	$1,409
Operating expenses	75	129	129

Total	$1,019	$927	$1,538

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of purchased intangible assets as of September 30, 2010 is as follows (in thousands):

Fiscal year
2011	$653
2012	248
2013	248
2014	145
2015	—
Thereafter	—

Total	$1,294

Goodwill

In fiscal 2009, in connection with its acquisition of Enable, the Company recorded approximately $1.3 million of goodwill. In fiscal 2010, the Company recorded an additional $50,000 to goodwill for contingent payments under the Enable purchase agreement.

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

Note 7.    Borrowings

The Company had no borrowings at September 30, 2010 and September 30, 2009.

At September 30, 2010, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $13.9 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2010, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through April 2011. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.

Note 8.    Accrued Expenses

Accrued expenses consisted of the following at September 30:

	2010	2009
	(in thousands)
Deferred distributor margin	$2,567	$1,853
Other	3,363	3,515

	$5,930	$5,368

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

As of September 30, 2010, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,166,000
Common shares reserved under stock option plans	6,464,000

Common Stock Repurchases

The Company paid approximately $1.1 million and $4.9 million in connection with the repurchase of 244,941 shares and 2,050,340 shares of its common stock during fiscal 2010 and fiscal 2009, respectively. As of September 30, 2010, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of September 30, 2010, $3.8 million remained available under the existing share repurchase authorization. In October 2010, the Company’s Board authorized an additional $20.0 million for the repurchase of shares of our common stock from time to time.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2010, the Company withheld 1,529 shares to satisfy approximately $11,000 of employees’ tax obligations. During fiscal 2009, the Company withheld 1,680 shares to satisfy approximately $3,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

Note 10.    Stock-Based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At September 30, 2010, the total number of shares subject to options and awards outstanding under all plans was 4,345,000. At September 30, 2010, 2,120,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over a two-year or three-year period based upon continued employment with the Company.

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

The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan (ESPP). Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During fiscal 2010, fiscal 2009 and fiscal 2008, 116,000, 369,000, and 170,000 shares were issued under the plan, respectively. As of September 30, 2010, 1,166,000 shares were available under the plan for future issuance.

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

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2010, there was approximately $3.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.33 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of September 30, 2010, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.

FASB guidance requires that cash flows from tax benefits resulting from the exercise of stock options be classified as financing cash flows in the statement of cash flows. As the Company has a valuation allowance for all of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.

The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSU’s vested during the fiscal years ended September 30, 2010, 2009 and 2008, was $5,318,000, $96,000 and $211,000, respectively.

The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Stock-based compensation
Cost of sales	$134	$180	$219
Research and development	849	1,252	1,470
Selling, general and administrative	1,514	1,664	1,957

Total stock-based compensation	2,497	3,096	3,646
Tax effect on stock-based compensation	—	—	—

Net effect on net income (loss)	$2,497	$3,096	$3,646

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company estimates the expected term of options granted based upon historical exercise data. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk- free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield. For offering periods prior to August 1, 2010 under the ESPP the Company recorded compensation expense for the difference between the purchase price and the fair market value on the day of purchase. For offering periods subsequent to August 1, 2010, as a result of the establishment of a look-back period, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock purchase rights under its ESPP.

The estimated values of stock option grants and stock purchase rights, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2010, 2009 and 2008, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2010	2009	2008	2010
Expected life (years)	4.54	4.54	4.54	0.50
Expected volatility	48.00%	42.00%	46.00%	83.00%
Risk-free interest rate	2.23%	2.28%	3.19%	0.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted-average fair value of grants	$1.94	$0.83	$2.51	$3.28

The Company issues RSUs from time to time. The estimated fair value of RSU awards was calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in fiscal 2010 was $8.31 per share. The weighted average grant date fair value of RSUs granted in fiscal 2008 was $5.60 per share.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2007	5,153	$7.22
Options Granted	986	$5.90
Options Exercised	(105)	$3.95
Options Cancelled/Expired	(279)	$7.01

Balance at September 30, 2008	5,755	$7.07
Options Granted	1,767	$2.07
Options Exercised	(36)	$2.25
Options Cancelled/Expired	(2,685)	$7.59

Balance at September 30, 2009	4,801	$4.97
Options Granted	1,032	$4.57
Options Exercised	(1,203)	$4.39
Options Cancelled/Expired	(355)	$8.17

Balance at September 30, 2010	4,275	$4.77	4.57	$17,051

Exercisable at September 30, 2010	2,348	$5.60	3.81	$7,689
Vested and expected to vest after September 30, 2010	4,193	$4.79	4.55	$16,664
Options exercisable at:
September 30, 2008	4,104	$7.49	4.59
September 30, 2009	2,715	$6.26	3.99
September 30, 2010	2,348	$5.60	3.81

The following table summarizes information about options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.50-$ 1.95	933	4.85	$1.88	406	$1.85
$2.35- 4.13	504	4.52	$3.01	252	$3.13
$4.34- 4.34	930	6.12	$4.34	92	$4.34
$4.41- 6.37	857	3.68	$5.70	647	$5.75
$6.42- 16.69	1,051	3.71	$7.79	951	$7.87

$1.50-$16.69	4,275	4.57	$4.77	2,348	$5.60

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s RSU activity and related information under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2007	—	$—
Granted	114	$5.60
Vested	—	$—
Forfeited	(2)	$5.60

Outstanding awards at September 30, 2008	112	$5.60
Granted	—	$—
Vested	(36)	$5.60
Forfeited	(10)	$5.60

Outstanding awards at September 30, 2009	66	$5.60
Granted	41	$8.31
Vested	(29)	$5.60	$207
Forfeited	(9)	$5.60

Outstanding awards at September 30, 2010	69	$7.21	$599

Note 11.    Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	2010	2009	2008
	(in thousands)
United States	$25,675	$(4,262)	$4,965
International	18,234	(850)	(22,468)

Total pre-tax income (loss)	$43,909	$(5,112)	$(17,503)

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2010	2009	2008
	(in thousands)
Current:
Federal	$(207)	$(27)	$154
State	318	3	20
Foreign	1,043	6	23

Total current	$1,154	$(18)	$197
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision (benefit)	$1,154	$(18)	$197

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2010	2009	2008
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$15,368	$(1,789)	$(6,126)
Federal refundable credit	(207)	(40)	—
State income taxes	207	2	20
Foreign losses not benefited (benefited)	(6,382)	298	(997)
Non-deductible stock compensation	375	525	693
Non-deductible impairment charge	—	—	8,868
U.S. operating loss not benefited (benefited)	(9,286)	773	(2,440)
Reversal of previously provided taxes	(140)	—	(22)
Foreign taxes	1,183	—	—
Other individually immaterial items	36	213	201

Total provision (benefit)	$1,154	$(18)	$197

As of September 30, 2010, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $83.8 million, $80.6 million and $20.0 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Company has federal research and development tax credits and foreign tax and minimum tax credit carryforwards of approximately $3.9 million, $1.0 million and $0.4 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $2.6 million. The Company has foreign investment tax credit carryforwards of approximately $9.3 million. The federal tax credits will expire at various dates beginning in 2011 through 2024, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign investment tax credit carryforwards will expire beginning 2011 through 2012, if not utilized.

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

The Company’s China operation is under a tax holiday program which began on January 1, 2008 and will expire on December 31, 2012. The tax benefit resulting from the holiday was $307,000, $113,000 and $177,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2010	2009
	(in thousands)
Deferred tax assets:
Depreciation	$140	$480
Inventory and other valuation reserves	4,580	6,190
Accrued expenses	2,110	2,730
Federal, state and foreign credit carryforwards	13,450	14,710
Federal, state and foreign net operating loss carryforwards	36,150	47,440
Non-deductible stock options	3,700	4,360
Other, net	2,610	2,880

Subtotal	62,740	78,790
Valuation allowance	(62,740)	(78,790)

Total deferred tax assets	$—	$—

Management has established a valuation allowance for all of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2010. The valuation allowance for deferred tax assets decreased by $16.1 million in fiscal 2010, decreased by $2.8 million in fiscal 2009 and decreased by $6.4 million in fiscal 2008. Approximately $12.2 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2010	2009	2008
	(in thousands)
Balance at the beginning of the year	$3,790	$3,800	$3,000
Decreases related to current year positions	(330)	(50)	—
Increases related to prior year positions	—	40	800

Balance at the end of the year	$3,460	$3,790	$3,800

The unrecognized tax benefit as of September 30, 2010 is offset by a full valuation allowance. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months except for any adjustments related to the expiration of the statute of limitations.

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

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2010, the Company has not accrued any potential penalties and interest related to these unrecognized tax benefits.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities, and tax years 2004 through 2010 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2000 tax year through the 2003 tax year to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open for the tax years from 1995 through 2003 and from 2007 through 2009 to the extent research and development credits were generated during these periods and are being utilized in open years. In significant foreign jurisdictions, the 2004 through 2010 tax years generally remain subject to examination by their respective tax authorities.

Note 12.    Retirement Plan

The Company has pension plans covering substantially all of its Taiwan based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (Benefit Plan) and the Labor Pension Act, a defined contribution plan (Contribution Plan).

Under the Labor Standards Law, the Benefit Plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance with the Labor Standards Law of the R.O.C., the Company makes monthly contributions equal to 2% of its wages and salaries. The fund is administered by the Employees’ Retirement Fund Committee and is registered in this committee’s name. Accordingly, the pension fund assets are not included in the financial statements of the Company.

Under the Labor Pension Act effective July 1, 2005, employees may choose the requirements under the Labor Standards Law or the new statute. For employees subject to the new statute, the Company shall contribute no less than 6% of the employees’ wages and salaries to the Contribution Plan.

Benefit Obligation and Plan Assets

As of September 30, 2010 and 2009, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligation and plan assets for the Benefit Plan described above were as follows:

	2010	2009
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$2,246	$2,093
Service cost	94	16
Interest cost	46	58
Actuarial loss (gain)	1,805	(312)
Currency exchange rate changes	62	(4)
Benefits paid to plan participants	(251)	(139)
Assumed liability in business combination	—	534

Ending projected benefit obligation	$4,002	$2,246

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010	2009
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$1,839	$1,851
Actual return on plan assets	31	42
Employer contributions	285	89
Currency exchange rate changes	51	(4)
Benefits paid to plan participants	(251)	(139)

Ending fair value of plan assets	$1,955	$1,839

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2010	2009
	(in thousands)
Other long-term liabilities	$2,047	$407
Accumulated other comprehensive income	1,282	572

Amount recognized	$3,329	$979

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of September 30:

2010
(in thousands)
Net transition obligation	$(47)
Net actuarial loss	(1,807)
Net prior service cost	—

Defined benefit plan, net	$(1,854)

The following table summarizes the accumulated benefit obligation as of September 30:

	2010	2009
	(in thousands)
Accumulated benefit obligation	$2,149	$1,834

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2010	2009
Discount rate	2.00%	2.00%
Expected return on plan assets	2.00%	2.00%
Rate of compensation increase	3.00%	1.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2010	2009	2008
	(in thousands)
Service cost	$94	$16	$19
Interest cost	46	58	58
Expected return on plan assets	(38)	(51)	(51)
Amortization and deferred amount	(58)	(56)	(80)

Net periodic benefit cost	$44	$(33)	$(54)

The balance of vested benefits was zero as of September 30, 2010 and September 30, 2009.

Non-U.S. Plan Assets

For the Benefit Plan, the Company deposits funds into government-managed accounts, and accrues for the unfunded portion of its obligation.

Estimated Future Benefit Payments

The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2011	$—
2012	$—
2013	$357
2014	$16
2015	$105
2016-2020	$1,364

Estimated Future Contributions

The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2011 is $34,000.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Per Share Data

The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2010, 2009 and 2008 are as follows:

	Years Ended September 30,
	2010	2009	2008
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$42,196	$(5,050)	$(17,763)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	25,603	25,441	29,541
Dilutive effect of stock options and awards	1,438	—	—

Denominator for diluted net income (loss) per share	27,041	25,441	29,541

Basic net income (loss) per share	$1.65	$(0.20)	$(0.60)

Diluted net income (loss) per share	$1.56	$(0.20)	$(0.60)

The diluted earnings per share calculations for the years ended September 30, 2009 and 2008 do not include approximately 16,000 and 255,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2010, 2009 and 2008, an additional 589,000, 5,565,000 and 4,961,000 stock options were excluded from diluted earnings per share by the application of the treasury stock method.

Note 14.    Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Net Sales
United States	$38,333	$22,933	$37,941
China	14,287	8,633	8,240
Hong Kong	68,959	44,720	67,438
Taiwan	32,075	25,274	37,181
Japan	15,851	7,265	12,144
Other Asia Pacific countries	35,220	22,147	31,154
Europe	46,386	22,197	39,775
Other	1,347	1,082	1,356

Total net sales	$252,458	$154,251	$235,229

Long-lived assets
United States	$1,827	$2,857	$3,569
Hong Kong	16	30	53
China	1,575	865	1,029
Taiwan	24,660	19,466	19,904

Total long-lived assets	$28,078	$23,218	$24,555

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are attributed to countries based on the shipping location of customers.

Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

Net foreign currency transaction gains (losses) of approximately $87,000, $(303,000), and $509,000 for the years ended September 30, 2010, 2009, and 2008, respectively, are included in the determination of net income (loss).

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

Litigation

DRAM Technologies LLC v. Integrated Silicon Solution, Inc., et al.

On February 5, 2010, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Eastern District of Texas by DRAM Technologies LLC, for the alleged infringement of various patents by the Company’s products (Case No. 2:10-CV-45) (“the Complaint”). The Complaint also alleged willful infringement of the patents by the Company and sought a permanent injunction of the alleged infringing acts by it, as well as up to the trebling of unspecified damages. On or about February 23, 2010, the Company was purportedly served with the Complaint. On August 24, 2010, the Complaint against the Company was voluntarily dismissed, with prejudice, ending the Company’s involvement in the litigation.

Goodman v. Integrated Silicon Solution, Inc., et al.

On August 23, 2010, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman (“Goodman”), for the alleged infringement of U.S. Patent No. 6,243,315 by the Company’s products (Case No. 5:10-CV-03738) (“the Complaint”). The Complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. The Company has not been served with the Complaint. The Company will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating Leases

The Company leases its facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2011	$1,420
2012	1,144
2013	853
2014	285
2015	222
Thereafter	111

Total minimum rental commitments	$4,035

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2010, 2009 and 2008 was approximately $1.3 million, $1.1 million and $1.2 million, respectively.

Commitments to Wafer Fabrication Facilities

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2010, the Company had approximately $29.2 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Note 16.    Employee 401(k) Plan

In August 1992, the Company established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible U.S. employees. Employees may make contributions through payroll withholdings of up to the lesser of $16,500 ($22,000 for participants older than 50) or 60% of their annual compensation for 2010. The Company elected to make no matching contributions during the years ended September 30, 2010, 2009 and 2008. Administrative expenses relating to the plan are insignificant.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Related Party Transactions

The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $585,000, $622,000 and $284,000 during the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Accounts receivable from Chrontel was approximately $78,000 and $0 at September 30, 2010 and September 30, 2009, respectively.

Note 18.    Acquisition of Enable Semiconductor Corporation

On April 27, 2009, the Company announced its acquisition of Enable, a private Taiwan and Korea based company, formerly a subsidiary of Nanoamp Solutions, Inc. The Company acquired 100% of the equity of Enable and effective April 27, 2009 began consolidating the results of Enable. The Enable acquisition provided the Company with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in Known Good Die (KGD) and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results. In fiscal 2010, the Company recorded an additional $50,000 to goodwill for contingent payments under the purchase agreement.

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

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,643
Liabilities assumed	(2,162)
In-process technology	710
Goodwill	1,301
Intangible assets acquired:
Developed technology	1,240

Total estimated purchase price allocation	$2,732

The developed technology is being amortized over five years.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Information (unaudited)

The following tables show the quarterly results of operations for each of the years ended September 30, 2010 and 2009.

Fiscal 2010	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$73,632	$71,228		$57,043	$50,555
Gross profit	$27,870	$27,324		$21,216	$20,121
Operating income	$12,380	$13,303		$6,767	$7,506
Consolidated net income	$12,225	$16,177		$7,155	$7,198
Net income attributable to ISSI	$11,805	$16,041		$7,154	$7,196
Basic net income per share	$0.45	$0.62		$0.28	$0.29
Diluted net income per share	$0.43	$0.57		$0.27	$0.28
Market price range common stock:
High	$10.09	$13.93		$10.85	$5.75
Low	$6.60	$7.40		$4.86	$3.25

Fiscal 2009
Net sales	$46,432	$38,901		$31,253	$37,665
Gross profit	$16,929	$9,749		$6,467	$7,733
Operating income (loss)	$4,729	$(1,899	)(1)	$(4,127)	$(4,776)
Consolidated net income (loss)	$4,860	$(2,017	)(1)	$(3,803)	$(4,134)
Net income (loss) attributable to ISSI	$4,772	$(1,926	)(1)	$(3,826)	$(4,070)
Basic and diluted net income (loss) per share	$0.19	$(0.08)		$(0.15)	$(0.16)
Market price range common stock:
High	$3.85	$2.92		$1.85	$2.45
Low	$2.20	$1.51		$1.31	$1.36

(1)	In the June 2009 quarter, the Company recorded a charge of approximately $0.7 million for acquired in-process technology related to the acquisition of Enable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Management assessed our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Grant Thornton

LLP has issued its attestation report on our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.

Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2011 Proxy Statement for our annual meeting of stockholders to be held on February 4, 2011 which proxy statement will be filed no later than 120 days following the end of our 2010 fiscal year (the “2011 Proxy Statement”).

The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

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

The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2011 Proxy Statement.

Item 11. Executive Compensation

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2011 Proxy Statement.

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2011 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference to this report.

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

3.	Exhibits

Exhibit Number		Description of Document
3.1	(2)	Restated Certificate of Incorporation of Registrant.

3.2	(5)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3	(10)	Amended and Restated Bylaws of Registrant.

4.2	(1)	Form of Common Stock Certificate.

10.1	(1)	Form of Indemnification Agreement.

10.2	(6)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3	(7)*	1995 Director Stock Option Plan, as amended.

10.4	(4)*	Nonstatutory Stock Plan, as amended.

10.5	(3)*	1998 Stock Plan, as amended.

10.6	(8)*	2007 Incentive Compensation Plan.

10.7	(9)*	Executive Bonus Plan.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1		Power of Attorney (see page 77).

31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(b)	Exhibits

See (3) above

(c)	Financial statement schedules

See (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date: December 13, 2010

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

Signature	Title

/S/ JIMMY S.M. LEE (Jimmy S.M. Lee)	Executive Chairman of the Board

/S/ SCOTT D. HOWARTH (Scott D. Howarth)	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOHN M. COBB (John M. Cobb)	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/S/ KONG-YEU HAN (Kong-Yeu Han)	Director and Vice Chairman

/S/ PAUL CHIEN (Paul Chien)	Director

/S/ JONATHAN KHAZAM (Jonathan Khazam)	Director

/S/ KEITH MCDONALD (Keith McDonald)	Director

/S/ STEPHEN PLETCHER (Stephen Pletcher)	Director

/S/ BRUCE A. WOOLEY (Bruce A. Wooley)	Director

/S/ JOHN ZIMMERMAN (John Zimmerman)	Director

Date: December 13, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant.

3.2(5)	Amendment to Restated Certificate of Incorporation of Registrant.

3.3(10)	Amended and Restated Bylaws of Registrant.

4.2(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(6)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(7)*	1995 Director Stock Option Plan, as amended.

10.4(4)*	Nonstatutory Stock Plan, as amended.

10.5(3)*	1998 Stock Plan, as amended.

10.6(8)*	2007 Incentive Compensation Plan.

10.7(9)*	Executive Bonus Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1	Power of Attorney (see page 77).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.