Form 10-Q
period 2010-12-31
INTEGRATED SILICON SOLUTION INC
filed 2011-02-09
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of outstanding shares of the registrant’s Common Stock as of February 2, 2011 was 26,604,435.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2010	2009
Net sales	$66,103	$50,555
Cost of sales	43,638	30,434

Gross profit	22,465	20,121

Operating expenses:
Research and development	6,750	4,989
Selling, general and administrative	9,367	7,626

Total operating expenses	16,117	12,615

Operating income	6,348	7,506
Interest and other income, net	307	336
Gain on sale of investments	560	—

Income before income taxes	7,215	7,842
Provision for income taxes	1	644

Consolidated net income	7,214	7,198
Less: Net income attributable to noncontrolling interests	(2)	(2)

Net income attributable to ISSI	$7,212	$7,196

Basic net income per share	$0.27	$0.29

Shares used in basic per share calculation	26,308	25,013

Diluted net income per share	$0.26	$0.28

Shares used in diluted per share calculation	27,865	25,708

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	September 30,
	2010	2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$71,100	$81,665
Restricted cash	6,816	5,107
Short-term investments	3,370	4,837
Accounts receivable, net	37,591	41,148
Inventories	56,065	54,560
Other current assets	7,352	4,479

Total current assets	182,294	191,796
Property, equipment and leasehold improvements, net	26,916	28,078
Long-term investments	6,000	—
Purchased intangible assets, net	1,058	1,294
Goodwill	1,301	1,301
Other assets	11,463	11,562

Total assets	$229,032	$234,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,136	$41,586
Accrued compensation and benefits	4,596	6,406
Accrued expenses	5,513	5,930

Total current liabilities	41,245	53,922
Other long-term liabilities	2,408	2,288

Total liabilities	43,653	56,210
Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	319,194	317,773
Accumulated deficit	(136,073)	(143,285)
Accumulated comprehensive loss	(59)	(2,286)

Total ISSI stockholders’ equity	183,065	172,205
Noncontrolling interest	2,314	5,616

Total stockholders’ equity	185,379	177,821

Total liabilities and stockholders’ equity	$229,032	$234,031

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Consolidated net income	$7,214	$7,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,046	801
Stock-based compensation	886	552
Amortization of intangibles	236	268
Gain on the sale of investment	(560)	—
Loss on the deconsolidation of Giantec	30	—
Net foreign currency transaction losses (gains)	27	(27)
Other non-cash items	66	57
Net effect of changes in current and other assets and current liabilities	(13,798)	(6,308)

Net cash provided by (used in) operating activities	(4,853)	2,541

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(528)	(594)
Proceeds from sale of investment	560	—
Cash impact from deconsolidation of Giantec	(6,455)	—
Proceeds from sales of available-for-sale securities	1,502	—
Increase in restricted cash	(1,709)	—

Net cash used in investing activities	(6,630)	(594)

Cash flows from financing activities
Repurchases and retirements of common stock	—	(1,097)
Proceeds from issuance of common stock	529	33

Net cash provided by (used in) financing activities	529	(1,064)

Effect of exchange rate changes on cash and cash equivalents	389	166

Net increase (decrease) in cash and cash equivalents	(10,565)	1,049
Cash and cash equivalents at beginning of period	81,665	54,944

Cash and cash equivalents at end of period	$71,100	$55,993

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

In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). Through its Giantec business unit, the Company designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on our key markets. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, the Company accounts for Giantec on the equity method and includes in the Company’s results its percentage share of Giantec’s operations. The accompanying consolidated balance sheet as of December 31, 2010 reflects the accounting for its investment in Giantec under the equity method.

The Company’s operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

3.	Impact of Recently Issued Accounting Standards

Accounting Pronouncements

Business Combinations

In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations on or after the Company’s fiscal year beginning October 1, 2011. The impact of the amendment will depend on the nature and extent of the Company’s business combinations occurring on or after the beginning of fiscal 2012.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangibles – Goodwill and Other

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for the Company’s fiscal year beginning October 1, 2011. The Company does not anticipate that this amendment will have a material impact on its consolidated financial statements.

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

As of December 31, 2010, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at December 31, 2010 and September 30, 2010.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	December 31, 2010 (Level 1)	September 30, 2010 (Level 1)
	(In thousands)
Money market instruments (1)	$44,257	$44,239
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	2,153	2,156

	$46,410	$46,395

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

There were no transfers in or out of our Level 1 assets during the three months ended December 31, 2010.

As of December 31, 2010, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Available-for-sale marketable securities consisted of the following:

December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$44,257	$—	$—	$44,257
Certificates of deposit	9,647	—	—	9,647
SMIC common stock	3,426	—	(1,273)	2,153

Total	57,330	—	(1,273)	56,057
Less: Amounts included in cash and cash equivalents	(52,687)	—	—	(52,687)

	$4,643	$—	$(1,273)	$3,370

September 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$44,239	$—	$—	$44,239
Certificates of deposit	9,352	—	—	9,352
SMIC common stock	3,426	—	(1,270)	2,156

Total	57,017	—	(1,270)	55,747
Less: Amounts included in cash and cash equivalents and restricted cash	(50,910)	—	—	(50,910)

	$6,107	$—	$(1,270)	$4,837

5.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At December 31, 2010, 969,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions. Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2010, 1,166,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table outlines the effects of total stock-based compensation.

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Stock-based compensation
Cost of sales	$39	$28
Research and development	259	193
Selling, general and administrative	588	331

Total stock-based compensation	886	552
Tax effect on stock-based compensation	—	—

Net effect on net income	$886	$552

As of December 31, 2010, there was approximately $7.1 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.60 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of December 31, 2010, there was approximately $0.1 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The weighted average estimated fair values of stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2011 and the first quarter of fiscal 2010 were based on estimates at the date of grant as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2010	2009
Weighted-average fair value of grants	$3.46	$1.83
Expected term in years	4.37	4.54
Volatility	58%	48%
Risk-free interest rate	1.01%	2.23%
Dividend yield	0.00%	0.00%

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the Company’s stock option activity and related information for the three months ended December 31, 2010 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	4,275	$4.77

Granted	843	$7.40
Exercised	(130)	$4.06		$624
Cancelled/Expired	(49)	$14.64

Outstanding at December 31, 2010	4,939	$5.14	4.79	$14,659

Exercisable at December 31, 2010	2,468	$5.33	3.80	$7,026

Vested and expected to vest after December 31, 2010	4,771	$5.13	4.75	$14,225

A summary of the Company’s RSU activity and related information for the three months ended December 31, 2010 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2010	69	$7.21

Granted	316	$7.41
Vested	—	$—	$—
Forfeited	—	$5.60

Outstanding at December 31, 2010	385	$7.37	$3,092

6.	Concentrations

In the three months ended December 31, 2010, revenue from the Company’s largest and second largest distributor accounted for approximately 14% and 13%, respectively, of its total net sales. In the three months ended December 31, 2009 revenue from the Company’s largest distributor accounted for 12% of its total net sales.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Inventories

The following is a summary of inventories by major category:

	December 31, 2010	September 30, 2010

	(In thousands)
Purchased components	$20,120	$16,598
Work-in-process	8,775	11,043
Finished goods	27,170	26,919

	$56,065	$54,560

During the three month periods ended December 31, 2010 and 2009, the Company recorded inventory write-downs of $0.7 million and $0.9 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of the Company’s products.

8.	Purchased Intangible Assets

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
December 31, 2010
Technology	$5,173	$4,115	$1,058

September 30, 2010
Technology	$5,173	$3,879	$1,294

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Income:

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Reported as:
Cost of sales	$236	$236
Operating expenses	—	32

Total	$236	$268

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows (in thousands):

Fiscal year
Remainder of 2011	$417
2012	248
2013	248
2014	145
2015	—
Thereafter	—

Total	$1,058

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Stockholders’ Equity

The changes in the components of Stockholders’ Equity since the beginning of fiscal 2011 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Non- Controlling Interest

	(In thousands)
Balance at September 30, 2010	$3	$317,773	$(143,285)	$(2,286)	$5,616

Components of comprehensive income (loss):
Net income	—	—	7,212	—	2
Change in cumulative translation adjustment, net of tax	—	—	—	2,230	—
Change in unrealized loss on investments, net of tax	—	—	—	(3)	—
Change in retirement plan obligations, net of tax	—	—	—	—	—

Stock options exercised and shares issued upon vesting of RSUs	—	529	—	—	—
Stock-based compensation	—	886	—	—	—
Deconsolidation of Giantec	—	—	—	—	(3,364)
Change in noncontrolling interest in Wintram	—	6	—	—	60

Balance at December 31, 2010	$3	$319,194	$(136,073)	$(59)	$2,314

Comprehensive income includes net income as well as other comprehensive income (loss). The Company’s other comprehensive income consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income, net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Consolidated net income	$7,214	$7,198
Other comprehensive income, net of tax:
Change in cumulative translation adjustment	2,230	329
Change in unrealized gain (loss) on investments	(3)	1,103
Change in retirement plan actuarial losses	15	—
Change in retirement plan transition obligation	(15)	(12)

Comprehensive income	9,441	8,618
Comprehensive income attributable to noncontrolling interest	(2)	(2)

Comprehensive income attributable to ISSI	$9,439	$8,616

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of accumulated other comprehensive loss, net of tax, were as follows:

	December 31, 2010	September 30, 2010
	(In thousands)
Accumulated foreign currency translation adjustments	$2,496	$266
Accumulated net unrealized loss on SMIC	(1,273)	(1,270)
Accumulated net retirement plan transition obligation	346	361
Accumulated net retirement plan actuarial losses	(1,628)	(1,643)

Total accumulated other comprehensive loss	$(59)	$(2,286)

10.	Income Taxes

As of December 31, 2010, the Company has no unrecognized tax positions that would impact its effective tax rate.

The Company recorded an income tax expense of $1,000 in the three months ended December 31, 2010 which is comprised of foreign tax and foreign withholding tax. The Company recorded an income tax expense of $644,000 for the three months ended December 31, 2009 which was comprised of state income tax, foreign alternative minimum tax and foreign withholding taxes partially offset by a federal tax refund.

11.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2010	2009
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$7,212	$7,196

Denominator for basic net income per share:
Weighted average common shares outstanding	26,308	25,013
Dilutive effect of stock options and awards	1,557	695

Denominator for diluted net income per share	27,865	25,708

Basic net income per share	$0.27	$0.29

Diluted net income per share	$0.26	$0.28

For the three month periods ended December 31, 2010 and December 31, 2009, 644,000 and 3,329,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

12.	Common Stock Repurchase Program

In the three months ended December 31, 2010, the Company did not repurchase any shares of its common stock. As of December 31, 2010, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of December 31, 2010, $23.8 million remained available under the existing share repurchase authorizations including $20.0 million that the Company’s Board authorized in October 2010.

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

Legal Proceedings

Goodman v. Integrated Silicon Solution, Inc., et al.

On August 23, 2010, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman (“Goodman”), for the alleged infringement of U.S. Patent No. 6,243,315 by the Company’s products (Case No. 5:10-CV-03738) (the “Complaint”). The Complaint sought unspecified damages, interest and costs, but did not allege willful infringement or seek a permanent injunction. On January 3, 2011, the Complaint against the Company was dismissed, without prejudice, ending the Company’s involvement in the litigation.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2010, the Company had approximately $27.3 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

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

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Net sales
United States	$9,816	$8,164
China	3,690	3,138
Hong Kong	15,459	13,796
Taiwan	7,300	6,786
Japan	6,216	2,384
Korea	3,461	5,019
Other Asia Pacific countries	5,850	2,990
Europe	13,887	7,939
Other	424	339

Total net sales	$66,103	$50,555

	December 31, 2010	September 30, 2010

	(In thousands)
Long-lived assets
United States	$1,660	$1,827
Hong Kong	13	16
China	340	1,575
Taiwan	24,903	24,660

	$26,916	$28,078

15.	Deconsolidation of Giantec

On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, both of which were unrelated parties at the time of their investment in Giantec, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. After the deconsolidation, the Company will account for Giantec under the equity method.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	Related Party Transactions

The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $337,000 and $35,000 during the three month periods ended December 31, 2010, and December 31, 2009, respectively. Accounts receivable from Chrontel was approximately $209,000 and $78,000 at December 31, 2010 and September 30, 2010, respectively.

As a result of the deconsolidation of Giantec in which the Company has an approximate 44% interest, at December 31, 2010, Giantec is a related party. Jimmy S.M. Lee, the Company’s Executive Chairman, is a director of Giantec. The Company purchases ASSP products from Giantec and provides logistic services to Giantec. At December 31, 2010, the Company had a receivable from Giantec of approximately $613,000 and a payable to Giantec of approximately $571,000. Prior to the deconsolidation, the Company’s transactions and balances with Giantec were eliminated in consolidation.

17.	Subsequent Event

On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the mobile communications, digital consumer, networking, and automotive markets with high quality analog products. Si En’s current products include audio power amplifiers, LED drivers, voltage converters and temperature sensors. The purchase price was approximately $20.2 million in cash, net of cash acquired.

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

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. We were founded in October 1988. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the first quarter of fiscal 2011 and in fiscal 2010, approximately 91% and 90%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). Giantec designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards focused on key markets. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, we account for Giantec on the equity method and our results include our percentage share of Giantec’s operations.

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

The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first quarter of fiscal 2011 and in fiscal 2010. However, the average selling prices for certain of our DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have continued into the December 2010 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85%, 84%, 85%, 85% and 84% in the first quarter of fiscal 2011, the first quarter of fiscal 2010, and in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2010	2009	2010	2009	2008
Asia	63%	67%	66%	70%	66%
Europe	21	16	18	14	17
U.S.	15	16	15	15	16
Other	1	1	1	1	1

Total	100%	100%	100%	100%	100%

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

Critical Accounting Estimates

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments and (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Valuation of inventory. Our inventories are stated at the lower of cost or market value. Determining the market value of inventories on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below our costs, we record a charge to cost of goods sold to write down our inventories to their estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when the written down products are sold. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand that has aged over one year to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products. Once established, these write-downs are considered permanent.

Valuation of estimated sales returns and allowances. Net sales consist principally of total product sales less estimated sales returns and allowances. To estimate sales returns and allowances, we analyze potential customer specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns and allowances. This allowance is reflected as a reduction to accounts receivable in our consolidated balance sheets. Increases to the allowance are recorded as a reduction to net sales. Because the allowance for sales returns and allowances is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net sales could be adversely affected.

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

Accounting for acquisitions and goodwill. We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from five to six years.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 31% to $66.1 million in the three months ended December 31, 2010 from $50.6 million in the three months ended December 31, 2009. The increase in net sales of $15.5 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. In addition, unit shipments of our SRAM products increased in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2010, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales. In the three months ended December 31, 2009, revenue from our largest distributor accounted for 12% of our total net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $2.4 million to $22.5 million in the three months ended December 31, 2010 from $20.1 million in the three months ended December 31, 2009. Our gross margin was 34.0% in the three months ended December 31, 2010 compared to 39.8% in the three months ended December 31, 2009 which included a 7.7% net benefit from sales of previously reserved inventory. The decrease in gross margin in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 can be attributed to a change in product mix and the unfavorable impact in the current period from increased product costs for certain products which was partially offset by an increase in average selling prices for certain of our DRAM products. The increase in our gross profit in the three months ended December 31, 2010 compared to December 31, 2009 was primarily a result of an increase in unit shipments for certain of our DRAM and SRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products has increased, such as in fiscal 2010, foundries have raised wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 35% to $6.8 million in the three months ended December 31, 2010 compared to $5.0 million in the three months ended December 31, 2009. As a percentage of net sales, research and development expenses increased to 10.2% in the three months ended December 31, 2010 from 9.9% in the three months ended December 31, 2009. The increase in research and development expenses of $1.8 million can be attributed to an increase in testing fees and other product development costs, depreciation and headcount related expenses in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. We expect the dollar amount of our research and development expenses to decline slightly in the March 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses increased by 23% to $9.4 million in the three months ended December 31, 2010 from $7.6 million in the three months ended December 31, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 14.2% in the three months ended December 31, 2010 from 15.1% in the three months ended December 31, 2009. The increase in selling, general and administrative expenses of $1.8 million was mainly attributable to an increase in sales commissions in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 as a result of our higher revenue. In addition, headcount related expenses increased in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to higher compensation. Selling, general and administrative expenses for the three months ended December 31, 2010 includes approximately $0.2 million in legal expenses in connection with our acquisition of Si En Integration Holding Limited (Si En). We expect the dollar amount of our selling, general and administrative expenses to decline slightly in the March 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Interest and other income, net. Interest and other income, net was $0.3 million in each of the three month periods ended December 31, 2010 and December 31, 2009. The $0.3 million of interest and other income in the three months ended December 31, 2010 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.3 million of interest and other income in the three months ended December 31, 2009 is comprised primarily of net interest income of $0.1 million and $0.2 million in rental income from the lease of excess space in our Taiwan facility.

Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the three months ended December 31, 2010 as we sold an investment for approximately $0.6 million and recorded a pre-tax gain of approximately $0.6 million.

Provision for income taxes. We recorded an income tax expense of $1,000 for the three months ended December 31, 2010 which is comprised of foreign tax and foreign withholding tax. We recorded an income tax expense of $644,000 for the three months ended December 31, 2009 which was comprised of state income tax, foreign alternative minimum tax and foreign withholding tax partially offset by a federal tax refund.

Net (income) loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was income of $2,000 in the each of the three month periods ended December 31, 2010 and December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $81.3 million. During the three months ended December 31, 2010, we used $4.9 million for operating activities compared to $2.5 million provided in the three months ended December 31, 2009. The cash used for operations in the three months ended December 31, 2010 was primarily due to decreases in accounts payable of $6.6 million, increases in inventories of $3.5 million, increases in other assets of $2.3 million and decreases in accrued liabilities of $2.2 million. This was partially offset by our net income of $7.2 million adjusted for non-cash items of $1.7 million and decreases in accounts receivable of $0.8 million. The cash provided by operations in the three months ended December 31, 2009 was primarily due to our net income of $7.2 million adjusted for non-cash items of $1.6 million, increases in accounts payable of $3.4 million and increases in accrued liabilities of $1.1 million. This was partially offset by increases in inventories of $8.2 million, increases in accounts receivable of $2.3 million and increases in other assets of $0.3 million.

In the three months ended December 31, 2010, we used $6.6 million for investing activities compared to $0.6 million used in the three months ended December 31, 2009. The cash used in the three months ended December 31, 2010 included a $6.5 million cash impact from the deconsolidation of Giantec, $1.7 million to collateralize accounts payable to a supplier and $0.5 million for the acquisition of property, equipment and leasehold improvements. In the three months ended December 31, 2010, we generated $1.5 million from the sale of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million. The cash used in the three months ended December 31, 2009, was for the acquisition of property, equipment and leasehold improvements.

In the three months ended December 31, 2010, we made capital expenditures of approximately $0.5 million compared to $0.6 million in the three months ended December 31, 2009. The expenditures in the three months ended December 31, 2010 were primarily for engineering tools, computer hardware and furniture and fixtures. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $0.5 million from financing activities during the three months ended December 31, 2010 compared to $1.1 million used during the three months ended December 31, 2009. Our source of financing for the three months ended December 31, 2010 was proceeds of $0.5 million from stock option exercises. In the three months ended December 31, 2009, we used $1.1 million for the repurchase and retirement of our common stock. Our source of financing for the three months ended December 31, 2009 was proceeds of $33,000 from stock option exercises.

We have $12.6 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through November 2011. As of December 31, 2010, we had no outstanding borrowings under these short-term lines of credit.

We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.2 million at December 31, 2010.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

At December 31, 2010, we had outstanding authorization from our Board to purchase up to $23.8 million of our common stock from time to time.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2010, we recorded exchanges losses of approximately $27,000, whereas, in fiscal 2010, we recorded exchange gains of approximately $0.1 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions in an attempt to help mitigate that risk.

Interest Rate Risk. We had cash, cash equivalents, restricted cash and short-term investments of $81.3 million at December 31, 2010. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Investments in Publicly Traded Companies. We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our consolidated balance sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 31, 2010 was approximately $2.2 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.4 million or $1.9 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through operating results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Goodman v. Integrated Silicon Solution, Inc., et al.

On August 23, 2010, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman (“Goodman”), for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 5:10-CV-03738). The complaint sought unspecified damages, interest and costs, but did not allege willful infringement or seek a permanent injunction. On January 3, 2011, the complaint against us was dismissed, without prejudice, ending our involvement in the litigation.

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

Substantially all of our products are incorporated into products for the digital consumer electronics, networking, telecommunications, mobile communications, automotive electronics and industrial markets. Historically, these markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.

In the first quarter of fiscal 2011 and in fiscal 2010, approximately 91% and 90%, respectively, of our net sales were derived from the sale of our DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contactors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

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

Though we have been profitable for six consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2011, in fiscal 2010 and in fiscal 2009, we recorded inventory write-downs of $0.7 million, $2.9 million, and $10.8 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in January 2011, we acquired Si En Integration Holding Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including:

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

In the three months ended December 31, 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 63% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

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

In addition, stock markets have from time to time experienced extreme price and trading volume volatility. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations have adversely affected the market price of our common stock in the past and may continue to do so in the future.

We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.

While we did not repurchase any shares in the three months ended December 31, 2010, from September 2007 through December 2009, we repurchased and retired an aggregate of 13,679,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $84.5 million. At December 31, 2010, we had outstanding authorization from our Board to purchase up to an additional $23.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, included write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Item 4.	[Removed and Reserved]

Item 6.	Exhibits

(a)	The following exhibits are filed as a part of this report.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated: February 9, 2011	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)