Form 10-Q
period 2011-03-31
INTEGRATED SILICON SOLUTION INC
filed 2011-05-10
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s Common Stock as of May 6, 2011 was 26,765,763.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$63,257	$57,043	$129,360	$107,598
Cost of sales	42,322	35,827	85,960	66,261

Gross profit	20,935	21,216	43,400	41,337

Operating expenses:
Research and development	6,821	5,899	13,571	10,888
Selling, general and administrative	8,612	8,550	17,979	16,176

Total operating expenses	15,433	14,449	31,550	27,064

Operating income	5,502	6,767	11,850	14,273
Interest and other income, net	273	235	580	571
Gain on sale of investments	—	200	560	200
Equity in net income of affiliate	18	—	18	—

Income before income taxes	5,793	7,202	13,008	15,044
Provision for income taxes	35	47	36	691

Consolidated net income	5,758	7,155	12,972	14,353

Net loss (income) attributable to noncontrolling interests	23	(1)	21	(3)

Net income attributable to ISSI	$5,781	$7,154	$12,993	$14,350

Basic net income per share	$0.22	$0.28	$0.49	$0.57

Shares used in basic per share calculation	26,563	25,310	26,435	25,161

Diluted net income per share	$0.20	$0.27	$0.46	$0.55

Shares used in diluted per share calculation	28,498	26,771	28,203	26,147

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2011	September 30, 2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$62,686	$81,665
Restricted cash	7,037	5,107
Short-term investments	4,713	4,837
Accounts receivable, net	37,331	41,148
Inventories	61,245	54,560
Other current assets	6,812	4,479

Total current assets	179,824	191,796
Property, equipment and leasehold improvements, net	27,422	28,078
Long-term investments	6,018	—
Purchased intangible assets, net	12,202	1,294
Goodwill	9,463	1,301
Other assets	11,336	11,562

Total assets	$246,265	$234,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,854	$41,586
Accrued compensation and benefits	4,939	6,406
Accrued expenses	5,270	5,930

Total current liabilities	41,063	53,922

Other long-term liabilities	8,393	2,288

Total liabilities	49,456	56,210

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	322,111	317,773
Accumulated deficit	(130,292)	(143,285)
Accumulated comprehensive income (loss)	2,624	(2,286)

Total ISSI stockholders’ equity	194,446	172,205

Noncontrolling interest	2,363	5,616

Total stockholders’ equity	196,809	177,821

Total liabilities and stockholders’ equity	$246,265	$234,031

(1)	Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities
Consolidated net income	$12,972	$14,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,265	1,567
Stock-based compensation	1,983	1,079
Amortization of intangibles	722	536
Gain on sale of investments	(560)	(200)
Equity in net income of affiliate	(18)	—
Loss on the deconsolidation of Giantec	30	—
Net foreign currency transaction losses (gains)	107	(104)
Other non-cash items	142	127
Prepayments for foundry capacity	—	(10,000)
Net effect of changes in current and other assets and current liabilities	(14,915)	(17,524)

Net cash provided by (used in) operating activities	2,728	(10,166)

Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,411)	(1,748)
Proceeds from sale of investments	560	237
Investment in Si En, net of cash acquired	(15,960)	—
Reduction in cash balances upon deconsolidation of Giantec	(6,455)	—
Proceeds from noncontrolling interest	—	3,785
Increase in restricted cash	(1,930)	(5,029)
Purchases of available-for-sale securities	(1,151)	(911)
Proceeds from sales of available-for-sale securities	1,502	4,752

Cash provided by (used in) investing activities	(24,845)	1,086

Cash flows from financing activities
Repurchases and retirement of common stock	(18)	(1,108)
Proceeds from issuance of common stock	2,361	3,897

Cash provided by financing activities	2,343	2,789

Effect of exchange rate changes on cash and cash equivalents	795	161

Net decrease in cash and cash equivalents	(18,979)	(6,130)
Cash and cash equivalents at beginning of period	81,665	54,944

Cash and cash equivalents at end of period	$62,686	$48,814

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$360	$663

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

In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, the Company accounts for Giantec on the equity method and includes in the Company’s results its percentage share of Giantec’s operations. The accompanying consolidated balance sheet as of March 31, 2011 reflects accounting for the Company’s investment in Giantec under the equity method.

On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis since the date of acquisition (See Note 17).

The Company’s operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation for the gain on the sale of investments.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.

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

As of March 31, 2011, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at March 31, 2011 and September 30, 2010.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	March 31,	September 30,
	2011 (Level 1)	2010 (Level 1)
	(In thousands)
Money market instruments (1)	$29,269	$44,239
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	2,306	2,156

	$31,575	$46,395

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments

There were no transfers in or out of our Level 1 assets during the three and six months ended March 31, 2011.

As of March 31, 2011, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

Available-for-sale marketable securities consisted of the following:

March 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$29,269	$—	$—	$29,269
Certificates of deposit	11,110	—	—	11,110
SMIC common stock	3,426	—	(1,120)	2,306

Total	43,805	—	(1,120)	42,685
Less: Amounts included in cash and cash equivalents and restricted cash	(37,972)	—	—	(37,972)

	$5,833	$—	$(1,120)	$4,713

September 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$44,239	$—	$—	$44,239
Certificates of deposit	9,352	—	—	9,352
SMIC common stock	3,426	—	(1,270)	2,156

Total	57,017	—	(1,270)	55,747
Less: Amounts included in cash and cash equivalents and restricted cash	(50,910)	—	—	(50,910)

	$6,107	$—	$(1,270)	$4,837

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	Stock-based Compensation

Stock-Based Benefit Plans

The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At March 31, 2011, 631,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions. Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2011, 1,085,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation

The following table outlines the effects of total stock-based compensation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Stock-based compensation
Cost of sales	$57	$29	$96	$57
Research and development	282	168	541	361
Selling, general and administrative	758	330	1,346	661

Total stock-based compensation	$1,097	$527	$1,983	$1,079
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$1,097	$527	$1,983	$1,079

As of March 31, 2011, there was approximately $8.0 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.60 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of March 31, 2011, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and six months ended March 31, 2011 and 2010 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Options
Weighted-average fair value of grants	$4.97	$2.95	$3.86	$1.88
Expected term in years	4.37	4.54	4.37	4.54
Estimated volatility	57%	50%	58%	48%
Risk-free interest rate	1.76%	2.39%	1.21%	2.24%
Dividend yield	0.00%	0.00%	0.00%	0.00%

ESPP
Weighted-average fair value of grants	$3.18	—	$3.18	—
Expected term in years	0.50	—	0.50	—
Estimated volatility	53%	—	53%	—
Risk-free interest rate	0.18%	—	0.18%	—
Dividend yield	0.00%	—	0.00%	—

During the six months ended March 31, 2011, employees purchased a total of 81,000 shares for $0.6 million under the Company’s ESPP. During the six months ended March 31, 2010, employees purchased a total of 67,000 shares for $0.3 million under the Company’s ESPP.

A summary of the Company’s stock option activity and related information for the six months ended March 31, 2011 follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	4,275	$4.77
Granted	1,151	$8.25
Exercised	(426)	$4.15		$2,498
Cancelled/Expired	(62)	$12.68

Outstanding at March 31, 2011	4,938	$5.53	4.75	$19,065

Exercisable at March 31, 2011	2,378	$5.37	3.67	$9,478

Vested and expected to vest after March 31, 2011	4,772	$5.51	4.71	$18,545

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2011 under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2010	69	$7.21

Granted	360	$7.81
Vested	(28)	$5.60	$330
Forfeited	—	$—

Outstanding at March 31, 2011	401	$7.86	$3,722

6.	Concentrations

In the three and six months ended March 31, 2011, revenue from the Company’s largest distributor accounted for approximately 15% and 14%, respectively, of the Company’s total net sales. In each of the three and six months ended March 31, 2011, revenue from the Company’s second largest distributor accounted for approximately 13% of the Company’s total net sales. In each of the three and six months ended March 31, 2010, revenue from the Company’s largest distributor accounted for approximately 13% of the Company’s total net sales. In the three and six months ended March 31, 2010, revenue from the Company’s second largest distributor accounted for 11% and 10%, respectively, of the Company’s total net sales.

7.	Inventories

The following is a summary of inventories by major category:

	March 31, 2011	September 30, 2010
	(In thousands)
Purchased components	$13,959	$16,598
Work-in-process	19,152	11,043
Finished goods	28,134	26,919

	$61,245	$54,560

During the three months and six months ended March 31, 2011, the Company recorded inventory write-downs of $0.8 million and $1.5 million, respectively. During the three and six months ended March 31, 2010, the Company recorded inventory write-downs of $0.4 million and $1.3 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company’s products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.	Purchased Intangible Assets and Goodwill

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
March 31, 2011
Developed technology	$9,823	$4,447	$5,376
In-process technology (IPR&D)	2,610	—	2,610
Customer relationships	3,800	127	3,673
Other	570	27	543

Total	$16,803	$4,601	$12,202

September 30, 2010
Developed technology	$5,173	$3,879	$1,294

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Reported as:
Cost of sales	$332	$236	$568	$472
Operating expenses	154	32	154	64

Total	$486	$268	$722	$536

The following table presents estimated future amortization expense of the Company’s purchased intangible assets at March 31, 2011 (in thousands). If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset.

Fiscal year
Remainder of 2011	$938
2012	1,759
2013	1,759
2014	1,596
2015	1,371
Thereafter	2,169

Total	$9,592

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Goodwill activity for the first six months of fiscal 2011 was as follows:

	Balance at September 30, 2010	Acquired	Balance at March 31, 2011
	(In thousands)
Goodwill	$1,301	$8,162	$9,463

In the three months ended March 31, 2011, the Company recorded goodwill in connection with its acquisition of Si En Integration Holdings Limited (Si En) (See Note 17).

9.	Stockholders’ Equity

The changes in the components of Stockholders’ Equity since the beginning of fiscal 2011 are as follows:

		Additional		Accumulated	Non-
	Common	Paid-In	Accumulated	Comprehensive	Controlling
	Stock	Capital	Deficit	Income (Loss)	Interest
	(In thousands)
Balance at September 30, 2010	$3	$317,773	$(143,285)	$(2,286)	$5,616

Components of comprehensive income (loss):

Net income	—	—	12,993	—	(21)
Change in cumulative translation adjustment, net of tax	—	—	—	4,759	—
Change in unrealized loss on investments, net of tax	—	—	—	150	—
Change in retirement plan obligations, net of tax	—	—	—	1	—
Shares issued under equity compensation plans	—	2,361	—	—	—
Stock-based compensation	—	1,983	—	—	—
Repurchase of shares	—	(18)	—	—	—
Deconsolidation of Giantec	—	—	—	—	(3,364)
Change in noncontrolling interest in Wintram	—	12	—	—	132

Balance at March 31, 2011	$3	$322,111	$(130,292)	$2,624	$2,363

Comprehensive income includes net income as well as other comprehensive income (loss). The Company’s other comprehensive income consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(In thousands)
Consolidated net income	$5,758	$7,155	$12,972	$14,353
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2,529	363	4,759	692
Change in unrealized gains (losses) on investments	153	1,949	150	3,052
Change in retirement plan actuarial losses	15	—	30	—
Change in retirement plan transition obligation	(14)	(257)	(29)	(269)

Comprehensive income	$8,441	$9,210	$17,882	$17,828
Comprehensive (income) loss attributable to noncontrolling interest	23	(1)	21	(3)

Comprehensive income attributable to ISSI	$8,464	$9,209	$17,903	$17,825

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31,	September 30,
	2011	2010
	(In thousands)
Accumulated foreign currency translation adjustments	$5,025	$266
Accumulated net unrealized loss on SMIC	(1,120)	(1,270)
Accumulated net retirement plan transition obligation	332	361
Accumulated net retirement plan actuarial losses	(1,613)	(1,643)

Total accumulated other comprehensive income (loss)	$2,624	$(2,286)

10.	Income Taxes

As of March 31, 2011, the Company had no unrecognized tax positions that would impact its effective tax rate.

The Company recorded an income tax expense of $35,000 and $36,000, for the three months and six months ended March 31, 2011, respectively. The income tax expense is comprised of foreign taxes on certain income earned by the Company’s foreign entities, state income taxes and foreign withholding tax.

The Company recorded an income tax expense of $47,000 and $691,000 for the three months and six months ended March 31, 2010, respectively. The income tax expense is comprised of foreign taxes on certain income earned by the Company’s foreign entities, state minimum taxes and a refund of previously paid Federal alternative minimum taxes.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.	Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$5,781	$7,154	$12,993	$14,350

Denominator for basic net income per share:
Weighted average common shares outstanding	26,563	25,310	26,435	25,161
Dilutive stock options and awards	1,935	1,461	1,768	986

Denominator for diluted net income per share	28,498	26,771	28,203	26,147

Basic net income per share	$0.22	$0.28	$0.49	$0.57

Diluted net income per share	$0.20	$0.27	$0.46	$0.55

For the three months and six months ended March 31, 2011, stock options and awards for 1,189,000 and 911,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2010, stock options and awards for 642,000 and 3,052,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

12.	Common Stock Repurchase Program

In the three and six month periods ended March 31, 2011, the Company did not repurchase any shares of its common stock in the open market. As of March 31, 2011, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of March 31, 2011, $23.8 million remained available under the existing share repurchase authorizations approved by the Company’s Board of Directors.

The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2011, the Company withheld 1,543 shares to satisfy approximately $18,000 of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

Legal Proceedings

DRAM MemoryTechnologies LLC v. Integrated Silicon Solution, Inc., et al.

On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332) (the “Complaint”). The Complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. The litigation is still in its infancy, with many parties, including the Company, having not yet answered the Complaint. The Company will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

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

Commitments to Wafer Fabrication Facilities and Contract Manufacturers

The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2011, the Company had approximately $20.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

14.	Geographic and Segment Information

The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Net sales
United States	$10,612	$8,412	$20,428	$16,576
China	1,784	3,321	5,474	6,459
Hong Kong	17,409	14,893	32,868	28,689
Japan	5,750	3,561	11,966	5,945
Korea	2,350	4,384	5,811	9,403
Taiwan	6,570	7,877	13,870	14,663
Other Asia Pacific countries	4,931	3,710	10,781	6,700
Europe	13,464	10,606	27,351	18,545
Other	387	279	811	618

Total net sales	$63,257	$57,043	$129,360	$107,598

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	March 31,	September 30,
	2011	2010
	(In thousands)
Long-lived assets
United States	$1,494	$1,827
Hong Kong	9	16
China	540	1,575
Taiwan	25,379	24,660

	$27,422	$28,078

15.	Deconsolidation of Giantec

On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, both of which were unrelated parties at the time of their investment in Giantec, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. After the deconsolidation, the Company accounts for Giantec under the equity method.

16.	Related Party Transactions

The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $207,000 and $544,000 during the three months and six months ended March 31, 2011, respectively. During the three months and six months ended March 31, 2010, sales to Chrontel were $197,000 and $231,000, respectively. Accounts receivable from Chrontel was approximately $182,000 and $78,000 at March 31, 2011 and September 30, 2010, respectively.

The Company purchases ASSP products from Giantec. At March 31, 2011, the Company currently had approximately a 44% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec (See Note 15). During the three months ended March 31, 2011, the Company purchased approximately $339,000 of products from Giantec. At March 31, 2011, the Company had a payable to Giantec of approximately $185,000. During the three months ended March 31, 2011, the Company provided services of approximately $24,000 to Giantec and received licensing fees of approximately $22,000. At March 31, 2011, the Company had a receivable from Giantec of approximately $46,000.

17.	Acquisition of Si En

On January 31, 2011, the Company acquired 100% of the outstanding shares of Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the mobile communications, digital consumer, networking, and automotive markets with high quality analog products. Si En’s current products include audio power amplifiers, LED drivers, voltage converters and temperature sensors. The acquisition of Si En is part of a strategy to target additional revenue opportunities and attractive margins in non-memory markets. The Company’s goal with this acquisition is to leverage existing customer and vendor relationships to promote Si En’s products.

INTEGRATED SILICON SOLUTION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The purchase price was approximately $27.4 million in cash which includes a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations.

The purchase price allocation is preliminary and is subject to further working capital adjustments. The allocation of the purchase price of Si En includes both tangible assets and acquired intangible assets. The excess of the purchase price over the fair value allocated to the net assets is goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce or Si En. The Company currently does not expect to receive a tax benefit for such goodwill.

The estimated purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$7,240
Accounts receivable	2,148
Inventories	2,117
Property, equipment and leasehold improvements	124
Other current and other assets	260
Intangible assets:
In-process technology	2,610
Developed technology	4,650
Customer relationships	3,800
Other intangibles	570

Total identifiable assets acquired	23,519

Current liabilities	(2,533)
Deferred tax liability	(1,748)

Total liabilities assumed	(4,281)

Net identifiable assets acquired	19,238
Goodwill	8,162

Net assets acquired	$27,400

The developed technology is being amortized over eight years, the customer relationships are being amortized over five years and the other intangible assets are being amortized over lives ranging from three to four years with a weighted-average useful life of three years six months.

In the three months and six months ended March 31, 2011, the Company incurred legal fees of $0.1 million and $0.3 million, respectively, related to its acquisition of Si En. These costs are recorded in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. We were founded in October 1988. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the six months ended March 31, 2011 and in fiscal 2010, approximately 92% and 90%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.

In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). Giantec designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, we account for Giantec on the equity method and our results include our percentage share of Giantec’s operations.

On January 31, 2011, we acquired Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the mobile communications, digital consumer, networking, and automotive markets with high quality analog products. Si En’s current products include audio power amplifiers, LED drivers, voltage converters and temperature sensors.

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

The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first six months of fiscal 2011 and in fiscal 2010. However, the average selling prices for certain of our DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have into the March 2011 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 84% in the first six months of fiscal 2011, and 85% in the each of the first six months of fiscal 2010, and in fiscal 2010 and fiscal 2009. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended		Fiscal Years Ended
	March 31,		September 30,
	2011	2010	2010	2009
Asia	62%	67%	66%	70%
Europe	21	17	18	14
U.S.	16	15	15	15
Other	1	1	1	1

Total	100%	100%	100%	100%

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

The recent disasters in Japan have created some uncertainty as to the impact they will have on our business. While to date there has been little impact on ISSI’s supply chain or on orders from our customers, future orders could be impacted by constraints on customers to obtain other components or by a reduction in demand in the Japanese market. Based on the most recent information available from customers and suppliers, we are assuming a very limited impact in our current outlook.

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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments and (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense. Each of these policies is described below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Accounting for acquisitions and goodwill. We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, customer relationships and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to eight years.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 11% to $63.3 million in the three months ended March 31, 2011 from $57.0 million in the three months ended March 31, 2010. The increase in net sales of $6.2 million was principally due to a significant increase in unit shipments for certain of our DRAM products in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In addition, unit shipments of our SRAM products increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The three months ended March 31, 2011 includes $3.7 million of analog revenue from our acquisition of Si En which closed on January 31, 2011. As a result of our deconsolidation of Giantec, our application specific standard products (ASSP) revenue which include our EEPROM, Smart Card and logic products decreased $5.3 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended March 31, 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales. In the three months ended March 31, 2010, revenue from our largest and second largest distributor accounted for approximately 13% and 11%, respectively, of our total net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $0.3 million to $20.9 million in the three months ended March 31, 2011 from $21.2 million in the three months ended March 31, 2010. Our gross margin was 33.1% in the three months ended March 31, 2011 which included a charge of 1.2% for inventory write-downs compared to 37.2% in the three months ended March 31, 2010 which included a 1.1% net benefit from sales of previously reserved inventory. The decrease in gross margin in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 can be attributed to a change in product mix and the unfavorable impact in the current period from an increase in product costs combined with a decrease in average selling prices for certain of our DRAM and SRAM products. The decrease in our gross profit in the three months ended March 31, 2011 compared to March 31, 2010 was primarily the result of a decrease in gross profit dollars for our ASSP products as a result of our deconsolidation of Giantec partially offset by gross profit dollars contributed by our analog products in the two months since our acquisition of Si En. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products has increased, such as in fiscal 2010, foundries have raised wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.

Research and Development. Research and development expenses increased by 16% to $6.8 million in the three months ended March 31, 2011 compared to $5.9 million in the three months ended March 31, 2010. As a percentage of net sales, research and development expenses increased to 10.8% in the three months ended March 31, 2011 from 10.3% in the three months ended March 31, 2010. The increase in research and development expenses of $0.9 million can be attributed to an increase in mask expense, testing fees and other product development costs and depreciation in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We expect the dollar amount of our research and development expenses to decline slightly in the June 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Selling, General and Administrative. Selling, general and administrative expenses increased by 1% to $8.6 million in the three months ended March 31, 2011 from $8.5 million in the three months ended March 31, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% in the three months ended March 31, 2011 from 15.0% in the three months ended March 31, 2010. The increase in selling, general and administrative expenses of $0.1 million was mainly attributable to an increase in sales commissions in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of our higher revenue. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the June 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.

Interest and other income, net. Interest and other income, net was $0.3 million in the three months ended March 31, 2011 compared to $0.2 million in the three months ended March 31, 2010. The $0.3 million of interest and other income in the three months ended March 31, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.2 million of interest and other income in the three months ended March 31, 2010 is comprised of net interest income of $0.1 million and $0.2 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Gain on the sale of investments. The gain on the sale of investments was $0.2 million in the three months ended March 31, 2010 as we sold shares of Ralink and recorded a pre-tax gain of approximately $0.2 million.

Equity in net income of affiliate. Equity in net income of affiliate of $18,000 in the three months ended March 31, 2011 reflects our percentage share of the results of Giantec’s operations. Through December 30, 2010, we accounted for Giantec on a consolidated basis.

Provision for income taxes. We recorded an income tax expense of $35,000 for the three months ended March 31, 2011 which is comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. We recorded an income tax expense of $47,000 for the three months ended March 31, 2010 which was comprised of state income tax and foreign taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was a loss of $23,000 in the three months ended March 31, 2011 compared to income of $1,000 in the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Net Sales. Net sales increased by 20% to $129.4 million in the six months ended March 31, 2011 from $107.6 million in the six months ended March 31, 2010. The increase in net sales of $21.8 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. In addition, unit shipments of our SRAM products increased in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The six months ended March 31, 2011 includes $3.7 million of analog revenue from our acquisition of Si En which closed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $5.4 million in the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

In the six months ended March 31, 2011, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales. In the six months ended March 31, 2010, revenue from our largest and second largest distributor accounted for approximately 13% and 10%, respectively, of our total net sales.

Gross profit. Gross profit increased by $2.1 million to $43.4 million in the six months ended March 31, 2011 from $41.3 million in the six months ended March 31, 2010. Our gross margin was 33.6% in the six months ended March 31, 2011 compared to 38.4% in the six months ended March 31, 2010 which included a 4.2% net benefit from sales of previously reserved inventory. The decrease in gross margin in the six months ended March 31, 2011 compared to the six months ended March 31, 2010 can be attributed to a change in product mix and the unfavorable impact in the current period from increased product costs for certain products which was partially offset by an increase in average selling prices for certain of our DRAM products. The increase in our gross profit in the six months ended March 31, 2011 compared to March 31, 2010 was primarily a result of an increase in unit shipments for certain of our DRAM and SRAM products.

Research and development. Research and development expenses increased by 25% to $13.6 million in the six months ended March 31, 2011 from $10.9 million in the six months ended March 31, 2010. As a percentage of net sales, research and development expenses increased to 10.5% in the six months ended March 31, 2011 from 10.1% in the six months ended March 31, 2010. The increase in research and development expenses of $2.7 million can be attributed to an increase in expenditures for masks, testing fees and other product development costs and depreciation in the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

Selling, general and administrative. Selling, general and administrative expenses increased by 11% to $18.0 million in the six months ended March 31, 2011 from $16.2 million in the six months ended March 31, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 13.9% in the six months ended March 31, 2011 from 15.0% in the six months ended March 31, 2010. The increase in selling, general and administrative expenses of $1.8 million can be attributed to an increase in sales commissions in the six months ended March 31, 2011 as a result of our higher revenue and a $0.7 million increase in stock-based compensation expense. Selling, general and administrative expenses for the six months ended March 31, 2011 includes approximately $0.3 million in legal expenses in connection with our acquisition of Si En.

Interest and other income, net. Interest and other income, net was $0.6 million in each of the six month periods ended March 31, 2011 and March 31, 2010. The $0.6 million of interest and other income in the six months ended March 31, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.6 million of interest and other income in the six months ended March 31, 2010 was comprised of net interest income of $0.2 million and $0.5 million in rental income from the lease of excess space in our Taiwan facility offset in part by other items.

Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the six months ended March 31, 2011 compared to $0.2 million in the six months ended March 31, 2010. In the six months ended March 31, 2011, we sold an investment and recorded a pre-tax gain of approximately $0.6 million. In the six months ended March 31, 2010, we sold shares of Ralink and recorded a pre-tax gain of approximately $0.2 million.

Equity in net income of affiliate. Equity in net income of affiliate of $18,000 in the six months ended March 31, 2011 reflects our percentage share of the results of Giantec’s operations for the period beginning December 31, 2010.

Provision for income taxes. We recorded an income tax expense of $36,000 for the six months ended March 31, 2011 which was comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. We recorded an income tax expense of $691,000 for the six months ended March 31, 2010 which was principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and a refund of previously paid Federal alternative minimum taxes.

Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was a loss of $21,000 in the six months ended March 31, 2011 compared to income of $3,000 in the six months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $74.4 million. During the six months ended March 31, 2011, we generated cash of $2.7 million from operating activities compared to $10.2 million used in the six months ended March 31, 2010. The cash provided by operations in the six months ended March 31, 2011 was primarily due to our net income of $13.0 million adjusted for non-cash items of $4.6 million and decreases in accounts receivable of $3.4 million. This was partially offset by decreases in accounts payable of $9.1 million, decreases in accrued liabilities of $3.5 million, increases in inventories of $5.0 million and increases in other assets of $0.7 million. The cash used by operations in the six months ended March 31, 2010 was primarily due to increases in inventory of $15.8 million, increases in accounts receivable of $10.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.5 million. This was offset by our net income of $14.4 million adjusted for non-cash items of $3.0 million, increases in accounts payable of $8.9 million and increases in accrued liabilities of $1.2 million.

In the six months ended March 31, 2011, we used $24.8 million for investing activities compared to $1.1 million generated in the six months ended March 31, 2010. The cash used in the six months ended March 31, 2011 included $16.0 million net of the cash acquired for the acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $1.9 million to collateralize accounts payable to a supplier and $1.4 million for the acquisition of property, equipment and leasehold improvements. In the six months ended March 31, 2011, we generated $0.4 million from net sales of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million. In the six months ended March 31, 2010, we received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. We also generated $3.8 million from the net sales of available-for-sale securities and generated approximately $0.2 million from the sale of shares of Ralink. In the six months ended March 31, 2010, we used $5.0 million to collateralize accounts payable to a supplier and $1.7 million for the acquisition of property, equipment and leasehold improvements.

In the six months ended March 31, 2011, we made capital expenditures of approximately $1.4 million compared to $1.7 million in the six months ended March 31, 2010. The expenditures in the six months ended March 31, 2011 were primarily for engineering tools, computer hardware and furniture and fixtures. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.

We generated $2.3 million from financing activities during the six months ended March 31, 2011 compared to $2.8 million during the six months ended March 31, 2010. Our source of financing for the six months ended March 31, 2011 was proceeds from the issuance of common stock of $2.4 million from stock option exercises and sales under our employee stock purchase plan. Our source of financing for the six months ended March 31, 2010 was proceeds from the issuance of common stock of $3.9 million from stock option exercises and sales under our employee stock purchase plan. In the six months ended March 31, 2010, we used $1.1 million for the repurchase and retirement of our common stock.

We have $12.8 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2012. As of March 31, 2011, we had no outstanding borrowings under these short-term lines of credit.

We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $3.0 million at March 31, 2011.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

At March 31, 2011, we had outstanding authorization from our Board to purchase up to $23.8 million of our common stock from time to time.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three and six months ended March 31, 2011, we recorded exchange losses of approximately $80,000 and approximately $107,000, respectively, whereas, in fiscal 2010, we recorded exchange gains of approximately $0.1 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions in an attempt to help mitigate that risk.

Interest Rate Risk. We had cash, cash equivalents, restricted cash and short-term investments of $74.4 million at March 31, 2011. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Investments in Publicly Traded Companies. We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our consolidated balance sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at March 31, 2011 was approximately $2.3 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.5 million or $2.1 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through operating results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

DRAM MemoryTechnologies LLC v. Integrated Silicon Solution, Inc., et al.

On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332) (the “Complaint”). The Complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. The litigation is still in its infancy, with many parties, including us, having not yet answered the Complaint. We will file an answer to the Complaint as prescribed by the Federal Rules of Civil Procedure.

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

In the six months ended March 31, 2011 and in fiscal 2010, approximately 92% and 90%, respectively, of our net sales were derived from the sale of our DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We also experienced a sequential decline in revenue from $55.3 million in our September 2008 quarter to $37.7 million in our December 2008 quarter primarily as a result of a significant decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010 and fiscal 2011, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

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

Foundry capacity can be limited resulting in higher wafer prices, and we may be required to enter into costly arrangements to secure foundry capacity in the future.

If we are not able to obtain sufficient foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and may enter into in the future, various arrangements with suppliers, which could include:

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

The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2011, in fiscal 2010 and in fiscal 2009, we recorded inventory write-downs of $1.5 million, $2.9 million, and $10.8 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.

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

In the six months ended March 31, 2011, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our operations in Taiwan or China.

We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters such as the recent events in Japan.

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

We have incurred significant losses in certain prior periods, and there can be no assurance that we will be able to sustain profitability in the future.

Though we have been profitable for seven consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.

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

While we did not repurchase any shares in the six months ended March 31, 2011, from September 2007 through December 2009, we repurchased and retired an aggregate of 13,679,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $84.5 million. At March 31, 2011, we had outstanding authorization from our Board to purchase up to an additional $23.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, volcanic eruptions, fires, extreme weather conditions, medical epidemics such as a flu outbreak and other natural or manmade disasters such as the recent events in Japan.

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

Any significant increase in our future effective tax rates could reduce our net income for future periods.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated: May 10, 2011	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)