Form 10-Q
period 2011-06-30
INTEGRATED SILICON SOLUTION INC
filed 2011-08-09
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-23084
 __________________________________________
Integrated Silicon Solution, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	77-0199971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 Zanker Road, San Jose, California	95112
(Address of principal executive offices)	(Zip Code)
(408) 969-6600
(Registrant’s telephone number, including area code)
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of August 4, 2011 was 26,896,279.

References in this Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements
Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$69,809	$71,228	$199,169	$178,826
Cost of sales	46,639	43,904	132,599	110,165
Gross profit	23,170	27,324	66,570	68,661
Operating expenses:
Research and development	6,525	5,900	20,096	16,788
Selling, general and administrative	9,120	8,121	27,099	24,297
Total operating expenses	15,645	14,021	47,195	41,085
Operating income	7,525	13,303	19,375	27,576
Interest and other income, net	409	585	989	1,156
Gain on sale of investments	—	2,561	560	2,761
Equity in net income of affiliate	251	—	269	—
Income before income taxes	8,185	16,449	21,193	31,493
Provision for income taxes	90	272	126	963
Consolidated net income	8,095	16,177	21,067	30,530
Net loss (income) attributable to noncontrolling interests	(5)	(136)	16	(139)
Net income attributable to ISSI	$8,090	$16,041	$21,083	$30,391
Basic net income per share	$0.30	$0.62	$0.79	$1.20
Shares used in basic per share calculation	26,768	25,965	26,546	25,429
Diluted net income per share	$0.28	$0.57	$0.74	$1.13
Shares used in diluted per share calculation	28,551	28,026	28,322	26,807
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2011	September 30, 2010
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$78,167	$81,665
Restricted cash	7,187	5,107
Short-term investments	4,229	4,837
Accounts receivable, net	37,518	41,148
Inventories	61,012	54,560
Other current assets	7,288	4,479
Total current assets	195,401	191,796
Property, equipment and leasehold improvements, net	29,350	28,078
Long-term investments	6,269	—
Purchased intangible assets, net	11,545	1,294
Goodwill	9,463	1,301
Other assets	11,482	11,562
Total assets	$263,510	$234,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,415	$41,586
Accrued compensation and benefits	6,404	6,406
Accrued expenses	5,536	5,930
Total current liabilities	47,355	53,922
Other long-term liabilities	8,416	2,288
Total liabilities	55,771	56,210
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	323,248	317,773
Accumulated deficit	(122,202)	(143,285)
Accumulated other comprehensive income (loss)	4,242	(2,286)
Total ISSI stockholders’ equity	205,291	172,205
Noncontrolling interest	2,448	5,616
Total stockholders’ equity	207,739	177,821
Total liabilities and stockholders’ equity	$263,510	$234,031

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities
Consolidated net income	$21,067	$30,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,511	2,497
Stock-based compensation	2,966	1,680
Amortization and write-off of intangibles	1,379	783
Gain on sale of investments	(560)	(2,761)
Equity in net income of affiliate	(269)	—
Loss on the deconsolidation of Giantec	30	—
Net foreign currency transaction losses (gains)	77	(356)
Other non-cash items	209	207
Prepayments for foundry capacity	—	(10,000)
Net effect of changes in current and other assets and current liabilities	(8,842)	(22,251)
Net cash provided by operating activities	19,568	329
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(4,074)	(4,874)
Proceeds from sale of investments	560	3,216
Proceeds from the sale of assets	20	—
Investment in Si En, net of cash acquired	(15,960)	—
Reduction in cash balances upon deconsolidation of Giantec	(6,455)	—
Proceeds from noncontrolling interest	—	3,785
Increase in restricted cash	(2,080)	(4,957)
Proceeds from sales of trading securities	—	9,450
Purchases of available-for-sale securities	(2,062)	(911)
Proceeds from sales of available-for-sale securities	2,681	4,752
Cash provided by (used in) investing activities	(27,370)	10,461
Cash flows from financing activities
Repurchases and retirement of common stock	(18)	(1,108)
Proceeds from issuance of common stock	2,508	4,915
Proceeds from borrowings under short-term lines of credit	5,000	—
Principal payments of short-term lines of credit	(5,000)	—
Cash provided by financing activities	2,490	3,807
Effect of exchange rate changes on cash and cash equivalents	1,814	(16)
Net increase (decrease) in cash and cash equivalents	(3,498)	14,581
Cash and cash equivalents at beginning of period	81,665	54,944
Cash and cash equivalents at end of period	$78,167	$69,525
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$362	$654
Cash paid for interest	$9	$—
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
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, the Company accounts for Giantec on the equity method and includes in the Company’s results its percentage share of Giantec’s results of operations.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition (See Note 17).
The Company’s operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation for the gain on the sale of investments.

2.	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences, may be material to the financial statements.

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
 Fair Value Measurement
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment is effective for the Company's interim period ending March 31, 2012.  The Company does not anticipate that the amendment will have a material impact on its consolidated financial statements.
Comprehensive Income
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment becomes effective prospectively for the Company's interim period ending December 31, 2012. As this guidance relates to presentation only, the Company does not anticipate the adoption will have a material impact on the Company's financial statements.

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

As of June 30, 2011, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at June 30, 2011 and September 30, 2010.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	June 30, 2011 (Level 1)	September 30, 2010 (Level 1)
	(In thousands)
Money market instruments (1)	$34,276	$44,239
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	2,167	2,156
	$36,443	$46,395

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of our Level 1 assets during the three and nine months ended June 30, 2011.
As of June 30, 2011, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

June 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,276	$—	$—	$34,276
Certificates of deposit	11,337	—	—	11,337
SMIC common stock	3,426	—	(1,259)	2,167
Total	49,039	—	(1,259)	47,780
Less: Amounts included in cash and cash equivalents and restricted cash	(43,551)	—	—	(43,551)
	$5,488	$—	$(1,259)	$4,229

September 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$44,239	$—	$—	$44,239
Certificates of deposit	9,352	—	—	9,352
SMIC common stock	3,426	—	(1,270)	2,156
Total	57,017	—	(1,270)	55,747
Less: Amounts included in cash and cash equivalents and restricted cash	(50,910)	—	—	(50,910)
	$6,107	$—	$(1,270)	$4,837

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At June 30, 2011, 625,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions. Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2011, 1,085,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Stock-based compensation
Cost of sales	$34	$41	$130	$98
Research and development	255	206	796	567
Selling, general and administrative	694	354	2,040	1,015
Total stock-based compensation	$983	$601	$2,966	$1,680
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$983	$601	$2,966	$1,680
As of June 30, 2011, there was approximately $7.1 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.45 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of June 30, 2011, there was approximately $38,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and nine months ended June 30, 2011 and 2010 were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Options
Weighted-average fair value of grants	$4.28	$4.48	$3.87	$1.92
Expected term in years	4.37	4.54	4.37	4.54
Estimated volatility	58%	52%	58%	48%
Risk-free interest rate	1.39%	2.18%	1.21%	2.24%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	—	—	$3.18	—
Expected term in years	—	—	0.50	—
Estimated volatility	—	—	53%	—
Risk-free interest rate	—	—	0.18%	—
Dividend yield	—	—	—%	—
During the nine months ended June 30, 2011, employees purchased a total of 81,000 shares for $0.6 million under the Company’s ESPP. During the nine months ended June 30, 2010, employees purchased a total of 67,000 shares for $0.3 million under the Company’s ESPP.
A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2011 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	4,275	$4.77
Granted	1,168	$8.26
Exercised	(465)	$4.12		$2,721
Cancelled/Expired	(83)	$12.37
Outstanding at June 30, 2011	4,895	$5.54	4.53	$20,631
Exercisable at June 30, 2011	2,662	$5.25	3.62	$11,890
Vested and expected to vest after June 30, 2011	4,757	$5.51	4.49	$20,167

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2011 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2010	69	$7.21
Granted	360	$7.81
Vested	(28)	$5.69	$335
Forfeited	—	$—
Outstanding at June 30, 2011	401	$7.86	$3,876
On July 20, 2011, the Company's stockholders approved an amendment and restatement of the 2007 Plan to (i) increase the number of shares available for issuance thereunder by 2,000,000 shares, (ii) limit the number of awards other than options or stock appreciation rights than may be granted thereunder on or after July 20, 2011 to an aggregate of 263,100 and (iii) make certain other changes as set forth therein. The Company's board of directors had previously approved the amendment and restatement of the 2007 Plan, subject to stockholder approval.

6.	Concentrations
In the three and nine months ended June 30, 2011, revenue from the Company’s largest distributor accounted for approximately 16% and 15%, respectively, of the Company’s total net sales. In the three and nine months ended June 30, 2011, revenue from the Company’s second largest distributor accounted for approximately 12% and 13%, respectively, of the Company’s total net sales. In the three and nine months ended June 30, 2010, revenue from the Company's largest distributor accounted for approximately 18% and 15%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2010, revenue from the Company's second largest distributor accounted for approximately 11% and 10%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	June 30, 2011	September 30, 2010
	(In thousands)
Purchased components	$15,540	$16,598
Work-in-process	14,435	11,043
Finished goods	31,037	26,919
	$61,012	$54,560
During the three months and nine months ended June 30, 2011, the Company recorded inventory write-downs of $0.8 million and $2.3 million, respectively. During the three months and nine months ended June 30, 2010, the Company recorded inventory write-downs of $0.5 million and $1.9 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company’s products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Purchased Intangible Assets and Goodwill
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
June 30, 2011
Developed technology	$10,403	$4,728	$5,675
In-process technology (IPR&D)	1,885	—	1,885
Customer relationships	3,800	317	3,483
Other	570	68	502
Total	$16,658	$5,113	$11,545
September 30, 2010
Developed technology	$5,173	$3,879	$1,294
The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Reported as:
Cost of sales	$281	$236	$849	$708
Operating expenses	231	11	385	75
Total	$512	$247	$1,234	$783
The following table presents estimated future amortization expense of the Company’s purchased intangible assets at June 30, 2011 (in thousands). If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset. In this regard, in the three months ended June 30, 2011, several IPR&D projects were completed and $580,000 was transferred from IPR&D to developed technology. In addition, in the three months ended June 30, 2011, an IPR&D project was canceled and $145,000 was expensed to research and development expense.

Fiscal year
Remainder of 2011	$457
2012	1,827
2013	1,827
2014	1,663
2015	1,438
Thereafter	2,448
Total	$9,660

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Goodwill activity for the first nine months of fiscal 2011 was as follows:

	Balance at September 30, 2010	Acquired	Balance at June 30, 2011
	(In thousands)
Goodwill	$1,301	$8,162	$9,463
In the nine months ended June 30, 2011, the Company recorded goodwill in connection with its acquisition of Si En Integration Holdings Limited (Si En) (See Note 17).

9.	Stockholders’ Equity
The changes in the components of Stockholders’ Equity since the beginning of fiscal 2011 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2010	$3	$317,773	$(143,285)	$(2,286)	$5,616
Net income	—	—	21,083	—	(16)
Change in cumulative translation adjustment, net of tax	—	—	—	6,516	—
Change in unrealized loss on investments, net of tax	—	—	—	11	—
Change in retirement plan obligations, net of tax	—	—	—	1	—
Shares issued under equity compensation plans	—	2,508	—	—	—
Stock-based compensation	—	2,966	—	—	—
Repurchase of shares	—	(18)	—	—	—
Deconsolidation of Giantec	—	—	—	—	(3,364)
Change in noncontrolling interest in Wintram	—	19	—	—	212
Balance at June 30, 2011	$3	$323,248	$(122,202)	$4,242	$2,448
Comprehensive income includes net income as well as other comprehensive income (loss). The Company’s other comprehensive income consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Consolidated net income	$8,095	$16,177	$21,067	$30,530
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1,757	(994)	6,516	(302)
Change in unrealized gains (losses) on investments	(139)	(3,717)	11	(665)
Change in retirement plan actuarial losses	15	—	45	—
Change in retirement plan transition obligation	(15)	(18)	(44)	(287)
Comprehensive income	$9,713	$11,448	$27,595	$29,276
Comprehensive (income) loss attributable to noncontrolling interest	(5)	(136)	16	(139)
Comprehensive income attributable to ISSI	$9,708	$11,312	$27,611	$29,137
The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2011	September 30, 2010
	(In thousands)
Accumulated foreign currency translation adjustments	$6,782	$266
Accumulated net unrealized loss on SMIC	(1,259)	(1,270)
Accumulated net retirement plan transition obligation	317	361
Accumulated net retirement plan actuarial losses	(1,598)	(1,643)
Total accumulated other comprehensive income (loss)	$4,242	$(2,286)

10.	Income Taxes
As of June 30, 2011, the Company had no unrecognized tax positions that would impact its effective tax rate.
The Company recorded an income tax expense of $90,000 and $126,000, for the three months and nine months ended June 30, 2011, respectively. The income tax expense is primarily comprised of foreign taxes on certain income earned by the Company’s foreign entities and state income taxes.
The Company recorded income tax expense of $272,000 and $963,000 for the three months and nine months ended June 30, 2010, respectively.  The income tax expense is comprised of foreign taxes on certain income earned by the Company's foreign entities and state minimum taxes reduced by a refund of previously paid Federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$8,090	$16,041	$21,083	$30,391
Denominator for basic net income per share:
Weighted average common shares outstanding	26,768	25,965	26,546	25,429
Dilutive stock options and awards	1,783	2,061	1,776	1,378
Denominator for diluted net income per share	28,551	28,026	28,322	26,807
Basic net income per share	$0.30	$0.62	$0.79	$1.20
Diluted net income per share	$0.28	$0.57	$0.74	$1.13
For the three months and nine months ended June 30, 2011, stock options and awards for 1,309,000 and 1,043,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2010, options to purchase 139,000 and 927,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

12.	Common Stock Repurchase Program
In the three and nine month periods ended June 30, 2011, the Company did not repurchase any shares of its common stock in the open market. As of June 30, 2011, the Company had repurchased and retired an aggregate of 13,679,711 shares of common stock at a cost of approximately $84.5 million since September 2007. As of June 30, 2011, $23.8 million remained available under the existing share repurchase authorizations approved by the Company’s Board of Directors.
The Company issues RSUs as part of its equity incentive plans. For a small portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2011, the Company withheld 1,543 shares to satisfy approximately $18,000 of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Legal Proceedings
DRAM MemoryTechnologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. The litigation is still in its infancy, with many parties, including the Company, having not yet answered the complaint. The Company will file an answer to the complaint as prescribed by the Federal Rules of Civil Procedure.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by the Company's products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. The litigation is still in its infancy, with many parties, including the Company, having not yet answered the complaint. The Company is presently scheduled to respond to the complaint by August 15, 2011.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2011, the Company had approximately $21.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

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
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net sales
United States	$9,207	$10,719	$29,635	$27,295
China	1,768	3,521	7,242	9,980
Hong Kong	20,951	20,408	53,819	49,097
Japan	5,447	3,835	17,413	9,780
Korea	3,034	4,595	8,845	13,998
Taiwan	7,196	9,682	21,066	24,345
Other Asia Pacific countries	7,356	4,140	18,137	10,840
Europe	14,304	14,009	41,655	32,554
Other	546	319	1,357	937
Total net sales	$69,809	$71,228	$199,169	$178,826

	June 30, 2011	September 30, 2010
	(In thousands)
Long-lived assets
United States	$1,394	$1,827
Hong Kong	7	16
China	565	1,575
Taiwan	27,384	24,660
	$29,350	$28,078

15.	Deconsolidation of Giantec
On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, both of which were unrelated parties at the time of their investment in Giantec, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. After the deconsolidation, the Company accounts for Giantec under the equity method and its investment in Giantec is included in Long-term investments on the Company's Balance sheets.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $199,000 and $743,000 during the three months and nine months ended June 30, 2011, respectively. During the three months and nine months ended June 30, 2010, sales to Chrontel were $143,000 and $375,000, respectively. Accounts receivable from Chrontel was approximately $150,000 and $78,000 at June 30, 2011 and September 30, 2010, respectively.
The Company purchases ASSP products from Giantec (See Note 15). At June 30, 2011, the Company had approximately a 44% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the three months and six months ended June 30, 2011, the Company purchased approximately $174,000 and $513,000, respectively, of products from Giantec. At June 30, 2011, the Company had a payable to Giantec of approximately $347,000. During the three months and six months ended June 30, 2011, the Company provided Giantec services of approximately $17,000 and $41,000, respectively, and received licensing fees from Giantec of approximately $27,000 and $49,000, respectively. At June 30, 2011, the Company had a receivable from Giantec of approximately $82,000.

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
The developed technology is being amortized over eight years, the customer relationships are being amortized over five years and the other intangible assets are being amortized over lives ranging from three to four years with a weighted-average useful life of three years and six months.
In the nine months ended June 30, 2011, the Company incurred legal fees of $0.3 million related to its acquisition of Si En and no such fees were incurred in the three months ended June 30, 2011. These costs are recorded in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

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
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) digital consumer electronics, (ii) networking and telecommunications, (iii) mobile communications, (iv) automotive electronics and (v) industrial applications. We were founded in October 1988. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the nine months ended June 30, 2011 and in fiscal 2010, approximately 92% and 90%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). Giantec designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $3.75 million from Shanghai Pudong Science and Technology Co., Ltd. and $250,000 from Super Solution Limited, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. Our consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. Effective December 31, 2010, we account for Giantec on the equity method and our results include our percentage share of Giantec’s results of operations.
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
In order to control our operating expenses, for the past several years we have limited our headcount in the U.S. and transferred various functions to Taiwan and China. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these functions closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first nine months of fiscal 2011 and in fiscal 2010. However, the average selling prices for certain of our DRAM products have increased since the latter part of our September 2009 quarter and these average selling price increases have continued into the June 2011 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85% in the first nine months of fiscal 2011, the first nine months of fiscal 2010, and in fiscal 2010 and fiscal 2009. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2011	2010	2010	2009
Asia	63%	66%	66%	70%
Europe	21	18	18	14
U.S.	15	15	15	15
Other	1	1	1	1
Total	100%	100%	100%	100%
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
The recent disasters in Japan have created some uncertainty as to the impact they will have on our business. While to date there has been little impact on ISSI’s supply chain or on orders from our customers, future orders could be impacted by constraints on customers to obtain other components or by a reduction in demand in the Japanese market. Based on the most recent information available from our customers and suppliers, we are assuming that the events in Japan will have a very limited impact on our business.

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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 2% to $69.8 million in the three months ended June 30, 2011 from $71.2 million in the three months ended June 30, 2010. The decrease in net sales of $1.4 million was principally due to a decrease of $6.2 million in our ASSP revenue as a result of our deconsolidation of Giantec which was partially offset by $4.5 million of analog revenue from our acquisition of Si En which closed on January 31, 2011. Our SRAM revenue increased 6% in the three months ended June, 2011 compared to the three months ended June 30, 2010 primarily as a result of a shift in product mix whereas our DRAM revenue decreased by 2% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of a decrease in commodity DRAM shipments. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended June 30, 2011, revenue from our largest and second largest distributor accounted for approximately 16% and 12%, respectively, of our total net sales. In the three months ended June 30, 2010, revenue from our largest and second largest distributor accounted for approximately 18% and 11%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $4.2 million to $23.2 million in the three months ended June 30, 2011 from $27.3 million in the three months ended June 30, 2010. Our gross margin was 33.2% in the three months ended June 30, 2011 which included a charge of 1.4% for inventory write-downs compared to 38.4% in the three months ended June 30, 2010 which included a 1.7% net benefit from sales of previously reserved inventory. The decrease in gross margin and gross profit in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 can be attributed to a change in product mix and the unfavorable impact in the current period from an increase in product costs partially as a result of the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar combined with a decrease in average selling prices for certain of our DRAM and SRAM products.

The decrease in gross profit dollars for our ASSP products in the three months ended June 30, 2011 compared to June 30, 2010 as a result of our deconsolidation of Giantec was offset by gross profit dollars contributed by our analog products as a result of our acquisition of Si En. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products has increased, such as in fiscal 2010, foundries have raised wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 11% to $6.5 million in the three months ended June 30, 2011 compared to $5.9 million in the three months ended June 30, 2010. As a percentage of net sales, research and development expenses increased to 9.3% in the three months ended June 30, 2011 from 8.3% in the three months ended June 30, 2010. The increase in research and development expenses of $0.6 million can be attributed to a $0.8 million increase in research and development expenses for our analog products as a result of our acquisition of Si En partially offset by a $0.6 million decrease in research and development expenses as a result of our deconsolidation of Giantec. In addition, approximately $0.4 million of the increase in research and development expenses in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar as a majority of our research and development expenses are incurred in Taiwan. We expect the dollar amount of our research and development expenses to increase in the September 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 12% to $9.1 million in the three months ended June 30, 2011 from $8.1 million in the three months ended June 30, 2010. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% in the three months ended June 30, 2011 from 11.4% in the three months ended June 30, 2010. The increase in selling, general and administrative expenses of $1.0 million was mainly attributable to an increase of $0.3 million in stock-based compensation expense, an increase in headcount related expenses and an increase in sales commissions as a result of higher commissionable revenue in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. In addition, approximately $0.2 million of the increase in our selling, general and administrative expenses in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the September 2011 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.4 million in the three months ended June 30, 2011 compared to $0.6 million in the three months ended June 30, 2010. The $0.4 million of interest and other income in the three months ended June 30, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.6 million of interest and other income in the three months ended June 30, 2010 is comprised of $0.3 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.3 million and net interest income of $0.1 million offset in part by other items.
Gain on the sale of investments. The gain on the sale of investments was $2.6 million in the three months ended June 30, 2010 as we sold our remaining shares of Ralink for approximately $3.0 million and recorded a pre-tax gain of approximately $2.6 million.
Equity in net income of affiliate. Equity in net income of affiliate of $0.3 million the three months ended June 30, 2011 reflects our percentage share of Giantec's results of operations. Through December 30, 2010, we accounted for Giantec on a consolidated basis.
Provision for income taxes. We recorded income tax expense of $0.1 million for the three months ended June 30, 2011 which is primarily comprised of foreign taxes on certain income earned by our foreign entities and state income taxes. We recorded income tax expense of $0.3 million for the three months ended June 30, 2010 which was principally comprised of state income tax and foreign taxes reduced by the reversal of previously recorded unrecognized tax benefits.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $5,000 in the three months ended June 30, 2011 compared to $136,000 in the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
Net Sales. Net sales increased by 11% to $199.2 million in the nine months ended June 30, 2011 from $178.8 million in the nine months ended June 30, 2010. The increase in net sales of $20.3 million was principally due to a significant increase in unit shipments and an increase in average selling prices for certain of our DRAM products in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. In addition, unit shipments of our SRAM products increased in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The nine months ended June 30, 2011 includes $8.2 million of analog revenue from our acquisition of Si En which was completed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $11.6 million in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.
In the nine months ended June 30, 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales. In the nine months ended June 30, 2010, revenue from our largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales.
Gross profit. Gross profit decreased by $2.1 million to $66.6 million in the nine months ended June 30, 2011 from $68.7 million in the nine months ended June 30, 2010. Our gross margin was 33.4% in the nine months ended June 30, 2011 compared to 38.4% in the nine months ended June 30, 2010 which included a 3.3% net benefit from sales of previously reserved inventory. The decrease in gross margin in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 can be attributed to the unfavorable impact in the current period from increased product costs for certain products partially as result of the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar which was partially offset by an increase in average selling prices for certain of our DRAM products. The decrease in our gross profit in the nine months ended June 30, 2011 compared to June 30, 2010 can be attributed to a decrease in gross profit dollars for our ASSP products as a result of our deconsolidation of Giantec partially offset by gross profit dollars contributed by our analog products as a result of our acquisition of Si En.
Research and development. Research and development expenses increased by 20% to $20.1 million in the nine months ended June 30, 2011 from $16.8 million in the nine months ended June 30, 2010. As a percentage of net sales, research and development expenses increased to 10.1% in the nine months ended June 30, 2011 from 9.4% in the nine months ended June 30, 2010. The increase in research and development expenses of $3.3 million can be attributed to a $1.2 million increase in research and development expenses for our analog products as a result of our acquisition of Si En partially offset by a $0.1 million decrease in research and development expenses as a result of our deconsolidation of Giantec. In addition, approximately $1.1 million of the increase in research and development expenses in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar as a majority of our research and development expenses are incurred in Taiwan. In addition, expenditures for masks, testing fees and other product development costs increased in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.
Selling, general and administrative. Selling, general and administrative expenses increased by 12% to $27.1 million in the nine months ended June 30, 2011 from $24.3 million in the nine months ended June 30, 2010. As a percentage of net sales, selling, general and administrative expenses was 13.6% in each of the nine month periods ended June 30, 2011 and June 30, 2010. The increase in selling, general and administrative expenses of $2.8 million can be attributed to an increase of $1.0 million in stock-based compensation expense, an increase in headcount related expenses and an increase in sales commissions as a result of higher commissionable revenue in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. In addition, approximately $0.4 million of the increase in our selling, general and administrative expenses in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar. Selling, general and administrative expenses for the nine months ended June 30, 2011 includes approximately $0.3 million in legal expenses in connection with our acquisition of Si En.
Interest and other income, net. Interest and other income, net was $1.0 million in the nine months ended June 30, 2011 compared to $1.2 million in the nine months ended June 30, 2010. The $1.0 million of interest and other income in the nine months ended June 30, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $1.2 million of interest and other income in the nine months ended June 30, 2010 was comprised of $0.8 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.4 million and net interest income of $0.3 million offset in part by other items.
Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the nine months ended June 30, 2011 compared to $2.8 million in the nine months ended June 30, 2010. In the nine months ended June 30, 2011, we sold an investment and recorded a pre-tax gain of approximately $0.6 million. In the nine months ended June 30, 2010, we sold all of our shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million.

Equity in net income of affiliate. Equity in net income of affiliate of $0.3 million in the nine months ended June 30, 2011 reflects our percentage share of the results of Giantec’s operations for the period beginning December 31, 2010.
Provision for income taxes. We recorded an income tax expense of $0.1 million for the nine months ended June 30, 2011 which was primarily comprised of foreign taxes on certain income earned by our foreign entities and state income taxes. We recorded an income tax expense of $1.0 million for the nine months ended June 30, 2010 which was principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes reduced by a refund of previously paid Federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits.
Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was a loss of $16,000 in the nine months ended June 30, 2011 compared to income of $139,000 in the nine months ended June 30, 2010.
Liquidity and Capital Resources
As of June 30, 2011, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $89.6 million. During the nine months ended June 30, 2011, we generated cash of $19.6 million from operating activities compared to $0.3 million generated in the nine months ended June 30, 2010. The cash provided by operations in the nine months ended June 30, 2011 was primarily due to our net income of $21.1 million adjusted for non-cash items of $7.3 million and decreases in accounts receivable of $3.4 million. This was partially offset by decreases in accounts payable of $5.5 million, decreases in accrued liabilities of $1.6 million, increases in inventories of $3.7 million and increases in other assets of $1.4 million. The cash provided by operations in the nine months ended June 30, 2010 was primarily due to our net income of $30.5 million adjusted for non-cash items of $2.0 million, increases in accounts payable of $16.4 million and increases in accrued liabilities of $2.2 million. This was offset by increases in inventory of $25.8 million, increases in accounts receivable of $13.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.6 million.
In the nine months ended June 30, 2011, we used $27.4 million for investing activities compared to $10.5 million generated in the nine months ended June 30, 2010. The cash used in the nine months ended June 30, 2011 included $16.0 million net of the cash acquired for the acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $2.1 million to collateralize accounts payable to a supplier and $4.1 million for the acquisition of property, equipment and leasehold improvements. In the nine months ended June 30, 2011, we generated $0.6 million from net sales of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million. In the nine months ended June 30, 2010, we generated $9.5 million from the sale of trading securities, $3.8 million from the net sales of available-for-sale securities and generated approximately $3.2 million from the sale of shares of Ralink. We also received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. In the nine months ended June 30, 2010, we used $5.0 million to collateralize accounts payable to a supplier and $4.9 million for the acquisition of property, equipment and leasehold improvements.
In the nine months ended June 30, 2011, we made capital expenditures of approximately $4.1 million compared to $4.9 million in the nine months ended June 30, 2010. The expenditures in the nine months ended June 30, 2011 were primarily for test equipment, engineering tools, computer hardware and furniture and fixtures. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $2.5 million from financing activities during the nine months ended June 30, 2011 compared to $3.8 million during the nine months ended June 30, 2010. Our source of financing for the nine months ended June 30, 2011 was proceeds from the issuance of common stock of $2.5 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $5.0 million under short-term lines of credit. In the nine months ended June 30, 2011, we used $5.0 million for the repayment of short-term borrowings. Our source of financing for the nine months ended June 30, 2010 was proceeds from the issuance of common stock of $4.9 million from stock option exercises and sales under our employee stock purchase plan. In the nine months ended June 30, 2010, we used $1.1 million for the repurchase and retirement of our common stock.
We have $12.3 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2012. As of June 30, 2011, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.8 million at June 30, 2011.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
At June 30, 2011, we had outstanding authorization from our Board to purchase up to $23.8 million of our common stock from time to time.
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
Off-Balance Sheet Arrangements
As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended June 30, 2011, we recorded exchange gains of approximately $30,000, whereas in the nine months ended June 30, 2011, we recorded exchange losses of approximately $77,000. In fiscal 2010, we recorded exchange gains of approximately $0.1 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions in an attempt to help mitigate that risk.
Interest Rate Risk. We had cash, cash equivalents, restricted cash and short-term investments of $89.6 million at June 30, 2011. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income (loss)” in our consolidated balance sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at June 30, 2011 was approximately $2.2 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.4 million or $1.6 million, respectively, based on a hypothetical 10 percent increase or 25 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through operating results.

Item 4.	Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
DRAM MemoryTechnologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. The litigation is still in its infancy, with many parties, including us, having not yet answered the complaint. We will file an answer to the complaint as prescribed by the Federal Rules of Civil Procedure.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. The litigation is still in its infancy, with many parties, including us, having not yet answered the complaint. We are presently scheduled to respond to the complaint by August 15, 2011.
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
In the nine months ended June 30, 2011 and in fiscal 2010, approximately 92% and 90%, respectively, of our net sales were derived from the sale of our DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010 and fiscal 2011, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
We may not be able to make any such arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results. In addition, we must be able to secure sufficient assembly and test capacity from third-party contractors. In order to secure such capacity, we are exposed to some of the same risks we face when securing foundry capacity. In the past, we have also purchased testing equipment for use by our contractors to satisfy a portion of our capacity needs. If we are not able to secure required assembly and test capacity, our business and customer relationships would be harmed.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our products;

•	our ability to control or reduce our operating expenses;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2011, in fiscal 2010 and in fiscal 2009, we recorded inventory write-downs of $2.3 million, $2.9 million, and $10.8 million, respectively. The inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
In the nine months ended June 30, 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 63% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and while our wafer purchases are denominated in U.S. dollars most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
Though we have been profitable for eight consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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
While we did not repurchase any shares in the nine months ended June 30, 2011, from September 2007 through December 2009, we repurchased and retired an aggregate of 13,679,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $84.5 million. At June 30, 2011, we had outstanding authorization from our Board to purchase up to an additional $23.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design or manufacturing of our products, any of which could have a material adverse effect on our business.
Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, included write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could reduce our net income for future periods.

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 10.1	(1)	Integrated Silicon Solution, Inc. 2007 Incentive Compensation Plan, as amended and restated.

Exhibit 31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	**	XBRL Instance Document

Exhibit 101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)    Incorporated by reference to the Company's Report on Form 8-K filed July 25, 2011.

**    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	August 9, 2011	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)