Form 10-K
period 2011-09-30
INTEGRATED SILICON SOLUTION INC
filed 2011-12-14
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-23084
 _____________________________________________________
INTEGRATED SILICON SOLUTION, INC.
(Exact name of Registrant as specified in its charter)
  _____________________________________________________

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
None
(Title of Class)
 _____________________________________________________
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
Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2011 (the last business day of the registrant’s second quarter of fiscal 2011), was approximately $184.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s Common Stock on December 9, 2011 was 26,768,858.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

 _____________________________________________________

References in this Annual Report on Form 10-K to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.
 _____________________________________________________
All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 10 and elsewhere in this report.
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

PART I

Item 1. Business
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2011, approximately 92% of our revenue was derived from our DRAM and SRAM products. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.
Our outsourced manufacturing model is based upon relationships with key foundries such as GlobalFoundries Inc., Hynix, IBM, Nanya, Powerchip, Taiwan Semiconductor Manufacturing Corporation (TSMC), and Semiconductor Manufacturing International Corporation (SMIC). We have an established presence in the important Asian market that includes our design groups in Shanghai, China, Xiamen, China, Hsinchu, Taiwan and Songham, Korea. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our worldwide headquarters are in San Jose, California.
Our customers include leaders in each of our four target markets, including Continental, Delphi and Panasonic in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider, and Siemens in industrial, military and medical applications; and Samsung, Sharp, and Toshiba in digital consumer electronics. Due to their significant size and market influence, these types of customers generally drive memory volumes in their market segments and help define the direction of future memory needs.
On January 31, 2011, we acquired Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the communications, digital consumer and automotive markets with high quality analog products. Si En’s current products include audio power amplifiers, LED drivers, power management and temperature sensors.
In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec). As part of this formation, Giantec raised approximately $3.8 million from an outside investor. On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. In August 2011, we sold approximately 37% of our shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing our ownership interest in Giantec to approximately 19.85%. Giantec designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. Our consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, we accounted for Giantec on the equity method and our results included our percentage share of Giantec’s results of operations. Effective September 1, 2011, we account for Giantec on the cost basis.
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
Market Background
In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including automotive electronics, communications, industrial, medical and military applications and digital consumer electronics. Advances in technology have allowed for increasingly complex digital consumer products such as set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all electronic systems incorporate semiconductor memory devices to enable and enhance system performance.
The complexity of automobile electronics is also increasing rapidly. The significant increase in automotive electronic applications has resulted in an increase in microcontrollers and memory responsible for delivering control and command functionality. Automobile designers are increasing semiconductor content in automobiles to allow for improved telematics, digital audio and video entertainment systems, advanced safety features such as backup cameras and lane departure warning systems and powertrain functions such as engine control and fuel efficiency management systems. These systems require memory devices that meet the automotive industry’s high quality and reliability standards.
Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wireless local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a wide range of data services, from internet connectivity to location detection, and are delivering information to consumers through sophisticated mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device. As more data and user content is accessed and stored on the mobile devices, advanced memory is required to store and access this information. As 3G and 4G mobile broadband services proliferate, the volume of data is expected to increase significantly, and memory will play a crucial role in ensuring quality of service in the mobile infrastructure market.
The industrial memory market matches our strategy of providing long-term customer support. Memory products are used in various industrial applications such as power management, imaging, point of sale terminals, bar code scanners, smart meters, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM and analog products that meet the needs of the industrial market segment.
As more consumers and businesses utilize the internet and broadband communications networks, the demand for networking products has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, MP3 audio files, HD video and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products, such as cable and DSL modems, switches and routers, require optimized high speed memory architectures to maximize bus bandwidth and reduce latency.
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
System designers use SRAM in the most performance sensitive portions of their memory architecture. High performance SRAM operates at either very high speed or very low power or both. High speed SRAM is used in applications such as base stations, aggregators, routers, switches, modems and peripherals. Low power SRAM is used in applications such as industrial applications, wireless handheld devices and mobile phones.
The DRAM market can be segmented into high density devices (currently 4 Gb and above) and low and medium density devices (currently 2 Gb and below). High density DRAM is used in applications that require high capacity storage, such as PCs, servers and other high-end computing devices. Currently, DRAM in PCs is migrating from 4 Gb to 8 Gb and above. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers will seek long-term, steady supply of these products. We do not participate in the PC and high end computing applications market, rather we focus on providing long-term support for low and medium density DRAM products.
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
Strategy
Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of legacy, small to medium density memories that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the automotive electronic, communications, industrial, medical and military and digital consumer electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are primarily located in Asia. Our management has extensive experience working with Asian foundries. These factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:
Target Specific Memory Market Segments.    The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our DRAM and SRAM products into certain specific markets that provide sufficient volume for sales, but which also may provide better stability in prices over time. Examples of the market segments that we target are automotive, communications, industrial applications, medical equipment, die sales and specialty consumer.
Commit to Being a Long-Term Supplier of our Products.    We are a long-term supplier of products to many of our customers. Our fabless model provides us the flexibility to accommodate small volume production runs for products such as low and medium density memories. In contrast, many large captive suppliers may reduce or cease production of lower density products in periods of tight capacity, as manufacturing such products is less attractive to them than making higher density memories, which typically have higher volumes and greater economies of scale. As an example, we still supply low density 4 Mb EDO 3.3 volt DRAM and 64K SRAM, while most large captive memory companies ceased production of such devices many years ago.
Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a broad range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product targeting high-end networking applications and 512 Mb DDR DRAM and 2 Gb DDR2 DRAM products targeting the automotive and communication markets.
Expand our Cost Effective Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established cost effective engineering development teams close to our customers through our subsidiaries in Taiwan, China and Korea and have a full complement of research and development and sales and marketing capability in these Asian subsidiaries.
Further Penetrate Industry Leading Customers.    We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as Continental, Delphi and Panasonic in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider, and Siemens in industrial, military and medical applications; and Samsung, Sharp, and Toshiba in digital consumer electronics. We target these customers because we believe they drive high volumes in their markets, have long life cycle products and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and broaden our customer base.
Analog Market Expansion. With our acquisition of Si En, we develop analog products for use in our key markets. Our goal is to expand key customer relationships with additional products in core end markets, increase market share in China, and expand into high volume emerging markets. Currently, our analog products include audio amplifiers, LED drivers, power management and temperature sensors.

Customers and Marketing
Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Automotive Electronics	Communications	Industrial/Military/Medical	Digital Consumer - Memory
Bosch	Alcatel-Lucent	General Electric	Garmin
Continental	Cisco	Honeywell	LG Electronics
Delphi	Ericsson	Hypercom	NEC
Harman Becker	Huawei Technologies	Philips	Panasonic
Hyundai Mobis	Motorola	Raytheon	Samsung
Johnson Controls	Nokia Siemens Networks	Schneider Electric	Sharp
Panasonic	Tellabs	Siemens	Sony
Philips	ZTE	Tyco	Toshiba
SiriusXM			Digital Consumer - Analog
TRW			Inventec
Lenovo
Motorola
Oppo
Samsung
TCL

We have sales and marketing teams in the U.S. and Asia and a sales team in Europe. We market and sell our products in Asia, the U.S. and Europe through our direct sales force, independent sales representatives and distributors. We have distributors in North America and in many countries in Europe, including a Pan-European distributor. In Asia, we sell primarily through distributors who work closely with our Asian resident direct sales force. We have sales offices in the U.S., U.K., Germany, Taiwan, China, Hong Kong, Japan, India, Korea, and Singapore. Our marketing group focuses on product strategy, product development road maps, new product introduction, demand assessment and competitive analysis. The group also helps ensure that product launches, channel marketing programs, and ongoing demand and supply planning occur on a well-managed, timely basis.
In fiscal 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 12%, respectively, of our total net sales. In fiscal 2010, revenue from our largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales. In fiscal 2009, revenue recognized for one distributor accounted for approximately 13% of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 85% in each of fiscal 2011, fiscal 2010 and fiscal 2009. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended
	September 30,
	2011	2010	2009
Asia	64%	66%	70%
Europe	20	18	14
U.S.	15	15	15
Other	1	1	1
Total	100%	100%	100%

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
See page 23 of this Report on Form 10-K for a discussion of the impact of seasonality on our business. See “Risk Factors” for information regarding risks related to our international operations.
Markets and Products
Our memory products are used in a variety of specific applications within the automotive, communications, industrial, military and medical markets, and digital consumer electronics. In particular, our SRAM products are used in WLANs, cell phones, base stations, networking switches and routers, fiber to the home (FTTH), DSL modems, LCD TVs, set-top boxes, GPS systems, instrumentation, engine control systems, medical equipment, telematics, audio and video equipment, satellite radio, POS terminals, fax machines, copiers, tape drives, and other applications. Our low and medium density DRAM products are used in WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, voice over internet protocol (VOIP), printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, smart meters and other applications. Many of the same customers that purchase our SRAM products also purchase our DRAM products.
Prior to fiscal 2003, SRAM products generated a majority of our revenue, initially for high performance, low cost SRAM for PC cache memory applications and subsequently for networking and telecommunications applications. As a result of growth in the consumer electronics market and our diversification into other applications, sales of our low and medium density DRAM products have represented a majority of our net sales in each year since fiscal 2003.
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
DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the largest DRAM markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb and 1 Gb and 2 Gb DRAM products, including a 1.8 volt low power version of our 16, 64, 128, 256 and 512 Mb synchronous DRAM (SDRAM) products. We also provide EDO, SDRAM, DDR and DDR II memory solutions in both x 32 and x 16 configurations to meet our customers’ memory requirements. We also offer both high performance and lower memory solutions. Applications for our low and medium density DRAM products include products such as WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, backup cameras, lane departure warning systems and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.
Analog and Other Products.    Through our acquisition of Si En in January 2011, we added high performance analog and mixed signal integrated circuits targeting the communications, digital consumer and automotive markets. Our primary products are audio amplifiers, LED drivers, power management and temperature sensors. Applications for our audio power amplifiers include cell phones, GPS devices, MP3 players and conference phones. Applications for our LED drivers for backlighting and panel display include cell phones, digital cameras, notebook computers and other computing and consumer devices as well as voltage converters used in industrial applications. In addition, we currently sell temperature sensors for computing, networking and industrial applications.

Through our former Giantec business unit, our ASSP products included high performance serial EEPROM, SmartCard and selected other products. Since December 31, 2010, we no longer consolidate Giantec. Sales from our Analog and ASSP products constituted approximately 8%, 10% and 14% of our total revenue in fiscal 2011, 2010, and 2009, respectively.
Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.
Manufacturing
We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve earlier introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with GlobalFoundries, Hynix, IBM, Nanya, Powerchip, SMIC, and TSMC.
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
In the analog market, our primary competitors include Actions Semiconductor, Linear Technology, Maxim Integrated Products, MaxLinear, Microsemi, National Semiconductor, NXP Semiconductors and RDA Microelectronics. We also compete with many small to medium-sized companies in one or more segments of the market.
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
Research and Development
Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in California, Taiwan, China and Korea. Our research and development expenditures in fiscal 2011, 2010, and 2009 were $27.6 million, $24.1 million, and $20.0 million, respectively.
New SRAM products in development include a die shrink on our 8Mb Asynchronous SRAM, a 4Mb Synchronous SRAM, a 16Mb ultra low power Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 256Mb, 512Mb and 1Gb SDRAMs and various densities of DDR/DDR2/DDR3 DRAMs. We are also developing a high speed DRAM family called RLDRAM® . RLDRAM® memory is a reduced latency DRAM product targeting high speed communication applications such as routers and switches. We are developing new products on advanced 63 and 65 nanometer process technology as well as 72nm and 0.13 micron process technology.
Patents and Intellectual Property
As of September 30, 2011, we held 92 U.S. patents. These patents expire between 2011 and 2028. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold ten Taiwan patents which expire between 2021 and 2024 and have one patent application which is pending in Taiwan. We also have seven patents in China which expire between 2018 and 2029 and have five patent applications in China which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.
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
Part of our outsourcing strategy includes licensing product designs. To help control our research and development expenses, we occasionally license some of our DRAM and SRAM designs from other companies or our foundries. We also license our own designs to other companies.

Employees
As of September 30, 2011, we had 469 employees worldwide, including 60 employees in the U.S., 130 in China, 242 in Taiwan, 8 in Hong Kong, 3 in Europe, 5 in India, 7 in Japan, 13 in Korea, and 1 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.
Executive Officers of the Registrant
Our executive officers and their ages as of December 1, 2011 are as follows:

Name	Age	Position
Jimmy S.M. Lee	56	Executive Chairman of the Board of Directors
Scott D. Howarth	51	President and Chief Executive Officer
John M. Cobb	55	Vice President and Chief Financial Officer
Kong Yeu Han	56	Vice Chairman
Chang-Chaio (James) Han	58	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division
Set forth below is certain information relating to our executive officers.
Jimmy S.M. Lee has served as our Executive Chairman since April 2008 and as Chairman, Chief Executive Officer and a director from October 1988, when he co-founded ISSI, until March 2008. He also served as President from November 2005 until December 2007. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. He has served as a director of Chrontel, a video optics company, since July 1995 and as a director of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, from March 2006 through January 2010. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.
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
In fiscal 2011, fiscal 2010 and fiscal 2009, approximately 92%, 90% and 86%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010 and fiscal 2011, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers, our business will be harmed.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, IBM, Hynix and GlobalFoundries. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need. In such event, we have had to and may in the future have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
We may not be able to make any such arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results. In addition, we must be able to secure sufficient assembly and test capacity from third-party contractors. In order to secure such capacity, we are exposed to some of the same risks we face when securing foundry capacity. In the past, we have purchased testing equipment for use by our contractors to satisfy a portion of our capacity needs. If we are not able to secure required assembly and test capacity, our business and customer relationships would be harmed.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	possible capacity shortages;

•	financial viability of our contractors;

•	reduced control over product quality;

•	reduced control over delivery schedules;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us;

•	impact of foreign exchange rates on our product costs; and

•	general risks related to conducting business internationally.
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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In fiscal 2011, in fiscal 2010 and in fiscal 2009, we recorded inventory write-downs of $3.5 million, $2.9 million, and $10.8 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2009, approximately 15% of our net sales was attributable to customers located in the U.S., 14% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in

Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	duties, tariffs and other trade barriers and restrictions;

•	foreign currency fluctuations;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters such as the events in Japan in March 2011.
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
The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial costs and diversion of our resources, which could harm our business.
We may be unable to effectively protect our intellectual property, which would negatively impact our ability to compete.
We believe that the protection of our intellectual proprietary rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and take actions to control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we design and sell our products. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or develop competing technologies on their own.
Changes in our effective tax rate will harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates will reduce our net income for future periods.
We may experience difficulties in complying with Sarbanes-Oxley Section 404 in future periods.
We concluded that our internal control over financial reporting was effective at September 30, 2011. If in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
In addition, stock markets have from time to time experienced extreme price and trading volume volatility. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations have adversely affected the market price of our common stock in the past and are likely to continue to do so in the future.
We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.
From September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. In fiscal 2011, we repurchased 500,000 shares of our common stock in the open market at an aggregate price of approximately $4.0 million. At September 30, 2011, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in San Jose, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, volcanic eruptions, fires, extreme weather conditions, medical epidemics such as a flu outbreak and other natural or manmade disasters such as the events in Japan in March 2011.
We have incurred significant losses in certain prior periods, and there can be no assurance that we will be able to sustain profitability in the future.
Though we have been profitable for nine consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters consists of approximately 30,000 square feet of office space located in San Jose, California. Our lease on this facility expires in June 2013. Our China subsidiaries occupy approximately 25,000 square feet under leases that expire in February 2012. In Taiwan, we own and occupy our building in Hsinchu, which consists of approximately 375,000 square feet, a portion of which is leased to other companies. The land upon which our building in Hsinchu is situated is leased under an operating lease that expires in March 2016. We also lease field sales offices in the U.S., Asia and Europe. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material adverse impact on our financial results.

Item 3. Legal Proceedings
DRAM MemoryTechnologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. While the discovery period has opened, no party has yet served discovery requests.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013.
Other Legal Proceedings
In the ordinary course of our business, as is common in the semiconductor industry, we have been involved in a limited number of legal actions (including the actions described above), both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

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

	High	Low
Fiscal Year 2010
First Quarter	$5.75	$3.25
Second Quarter	$10.85	$4.86
Third Quarter	$13.93	$7.40
Fourth Quarter	$10.09	$6.60
Fiscal Year 2011
First Quarter	$9.50	$7.01
Second Quarter	$11.79	$8.08
Third Quarter	$10.17	$8.45
Fourth Quarter	$9.84	$7.49

Holders of Record
As of December 9, 2011, there were approximately 145 stockholders of record of our common stock.
Dividends
We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Common stock repurchase activity during the three months ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of shares That May Yet Be Purchased Under the Plans
July 1, 2011 - July 31, 2011	—	$—	—	$23,784,000	(1)
August 1, 2011 - August 31, 2011	500,000	$8.04	500,000	$19,762,750	(1)
September 1, 2011 - September 30, 2011	—	$—	—	$19,762,750	(1)

Total	500,000	$8.04	500,000

(1)    On October 27, 2010, we announced that our board of directors had approved the repurchase of up to $20.0 million of our shares of common stock. As indicated in the above table, as of September 30, 2011, approximately $19.8 million remained available under this repurchase program.

Stock Performance Graph
The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2006 through September 30, 2011. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.
Comparison of Five-Year Cumulative Return
September 30, 2006 to September 30, 2011

ISSI
S&P 500
SOX
$200
$150
$100
$50
$-
Sep-06
Sep-07
Sep-08
Sep-09
Sep-10
Sep-11
$100
$114
$113
$110
$87
$67
$41
$79
$72
$68
$155
$85
$77
$140
$85
$75

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2011 and the consolidated balance sheet data set forth below at September 30, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set for below for the fiscal years ended September 30, 2008 and September 30, 2007 and the consolidated balance sheet data set forth below at September 30, 2009, September 30, 2008 and September 30, 2007 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$270,508	$252,458	$154,251	$235,229	$245,395
Cost of sales	180,100	155,927	113,373	182,033	196,959
Gross profit	90,408	96,531	40,878	53,196	48,436
Operating expenses
Research and development	27,622	24,066	20,020	20,848	20,174
Selling, general and administrative	36,617	32,509	26,221	31,429	32,660
Acquired in-process technology	—	—	710	—	—
Impairment of goodwill	—	—	—	25,338	—
Total operating expenses	64,239	56,575	46,951	77,615	52,834
Operating income (loss)	26,169	39,956	(6,073)	(24,419)	(4,398)
Other income, net	2,616	3,953	961	6,916	20,025
Provision (benefit) for income taxes	(27,338)	1,154	(18)	197	4
Equity in net income (loss) of affiliates/noncontrolling interest	(166)	(559)	44	(63)	(262)
Net income (loss)	$55,957	$42,196	$(5,050)	$(17,763)	$15,361
Basic net income (loss) per share (1)	$2.11	$1.65	$(0.20)	$(0.60)	$0.41
Diluted net income (loss) per share (1)	$1.98	$1.56	$(0.20)	$(0.60)	$0.40
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$95,410	$91,609	$83,486	$50,015	$133,815
Total assets	291,987	234,031	161,930	175,951	262,715
Total ISSI stockholders’ equity (2)	232,554	172,205	122,826	127,390	213,751
Noncontrolling interests in subsidiaries (2)	2,692	5,616	1,750	789	726
Total stockholders’ equity (2)	235,246	177,821	124,576	128,179	214,477
________________________

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

(2)	Balances in the table above have been adjusted to reflect the retrospective application of new accounting standards for noncontrolling interests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2011, approximately 92% of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec) which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Giantec raised approximately $3.8 million from an outside investor. On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. In August 2011, we sold approximately 37% of our shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing our ownership interest in Giantec to approximately 19.85%. Our consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, we accounted for Giantec on the equity method and our results included our percentage share of Giantec’s results of operations. Effective September 1, 2011, we account for Giantec on the cost basis.
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
In order to control our operating expenses, for the past several years we have limited our headcount in the U.S. and maintained much of our operations in Taiwan and China. We believe this strategy has enabled us to limit our operating expenses while simultaneously locating these operations closer to our manufacturing partners and our customers. As a result of these efforts, we currently have significantly more employees in Asia than we do in the U.S. We intend to continue these strategies going forward.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2011 and in fiscal 2010. However, the average selling prices for certain of our DRAM products increased in fiscal 2011 from those experienced in fiscal 2010 and these average selling price increases continued into the September 2011 quarter. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 85% in each of fiscal 2011, fiscal 2010 and fiscal 2009. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2011	2010	2009
Asia	64%	66%	70%
Europe	20	18	14
U.S.	15	15	15
Other	1	1	1
Total	100%	100%	100%

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

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010
Net Sales.    Net sales consist principally of total product sales less estimated sales returns. Net sales increased by 7% to $270.5 million in fiscal 2011 from $252.5 million in fiscal 2010. The increase in net sales of $18.0 million was principally due to an increase in unit shipments and an increase in average selling prices for certain of our DRAM products in fiscal 2011 compared to fiscal 2010. In addition, SRAM revenue increased in fiscal 2011 compared to fiscal 2010 as a result of a change in product mix. The fiscal year ended September 30, 2011 includes $13.6 million of analog revenue from our acquisition of Si En which was completed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $17.5 million in fiscal 2011 compared to fiscal 2010. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In fiscal 2011, revenue from our largest distributor accounted for 15% of net sales and revenue from our second largest distributor accounted for 12% of our net sales. In fiscal 2010, revenue from our largest distributor accounted for 15% of net sales and revenue from our second largest distributor accounted for 10% of our net sales.
Gross profit.    Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $6.1 million to $90.4 million in fiscal 2011 from $96.5 million in fiscal 2010. Our gross margin was 33.4% in fiscal 2011 compared to 38.2% in fiscal 2010. The decrease in gross margin in fiscal 2011 compared to fiscal 2010 can be attributed to the unfavorable impact in fiscal 2011 from increased product costs for certain products partially as result of the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar which was partially offset by an increase in average selling prices for certain of our DRAM products. Our gross margin for fiscal 2011 and fiscal 2010 benefited from the sale of $1.5 million and $3.4 million, respectively, of products previously written down to zero carrying value. The decrease in our gross profit in fiscal 2011 compared to fiscal 2010 can be attributed to a decrease in gross profit dollars for our ASSP products as a result of our deconsolidation of Giantec offset by gross profit dollars contributed by our analog products as a result of our acquisition of Si En. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products have increased, such as in fiscal 2010, foundries have raised wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and development.    Research and development expenses increased by 15% to $27.6 million in fiscal 2011 from $24.1 million in fiscal 2010. As a percentage of net sales, research and development expenses increased to 10.2% in fiscal 2011 from 9.5% in fiscal 2010. The increase in research and development expenses of $3.5 million can be attributed to a $1.7 million increase in research and development expenses for our analog products as a result of our acquisition of Si En partially offset by a $0.8 million decrease in research and development expenses as a result of our deconsolidation of Giantec. In addition, approximately $1.5 million of the increase in research and development expenses in fiscal 2011 compared to fiscal 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar as a majority of our research and development expenses are incurred in Taiwan. In addition, testing fees and other product development costs increased in fiscal 2011 compared to fiscal 2010. We expect the dollar amount of our research and development expenses to increase in fiscal 2012 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, general and administrative.    Selling, general and administrative expenses increased by 13% to $36.6 million in fiscal 2011 from $32.5 million in fiscal 2010. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in fiscal 2011 from 12.9% in fiscal 2010. The increase in selling, general and administrative expenses of $4.1 million can be attributed to an increase of $1.3 million in stock-based compensation expense, an increase in sales commissions of $0.6 million as a result of higher commissionable revenue in fiscal 2011 compared to fiscal 2010 and an increase of $1.9 million as a result of our acquisition of Si En in fiscal 2011 partially offset by a $1.4 million decrease in expenses as a result of our deconsolidation of Giantec in fiscal 2011. In addition, approximately $0.6 million of the increase in our selling, general and administrative expenses in fiscal 2011 compared to fiscal 2010 can be attributed to the impact of changes in the value of the New Taiwan dollar relative to the U.S. dollar. Selling, general and administrative expenses for fiscal 2011 includes approximately $0.3 million in legal expenses in connection with our acquisition of Si En. We expect the dollar amount of our selling, general and administrative expenses to increase in fiscal 2012 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net.    Interest and other income, net was $2.1 million in fiscal 2011 compared to $1.2 million in fiscal 2010. The $2.1 million of interest and other income in fiscal 2011 was comprised of $1.4 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.4 million, $0.2 million from our equity interest in Giantec and interest income of $0.2 million offset in part by other items. The $1.2 million of interest and other income in fiscal 2010 was comprised of $1.1 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.1 million and interest income of $0.3 million offset in part by other items.
Gain on sale of investments.    The gain on the sale of investments was $0.6 million in fiscal 2011 compared to $2.8 million in fiscal 2010. In fiscal 2011, we sold an investment and recorded a pre-tax gain of approximately $0.6 million. In fiscal 2010, we sold all of our shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million.
Provision (benefit) for income taxes. We recorded an income tax benefit of $27.3 million for fiscal 2011. The income tax benefit was due to the release of valuation allowances for federal, state and foreign deferred tax assets of approximately $28.3 million offset by the income tax provision of $1.0 million of foreign taxes on certain income earned by our foreign entities and some miscellaneous state income taxes. The release of the valuation allowance in fiscal 2011 was based on our evaluation of historical evidence, trends in profitability and expectations of future taxable income. As such, we determined that a valuation allowance was no longer necessary for the majority of our U.S. and for certain foreign deferred tax assets because, based on the available evidence, realization of these net deferred tax assets was more likely than not. A valuation allowance remains on certain U.S and foreign deferred tax assets where the estimated realization is not as certain.
For fiscal 2010, we recorded an income tax expense of $1.2 million that was principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes reduced by a refund of previously paid federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law.  One of the provisions in such Act allows a taxpayer, at the taxpayer's election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years.  These net operating loss carryback provisions allow for the recovery of previously paid federal alternative minimum taxes.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $0.2 million in fiscal 2011 compared to $0.6 million in fiscal 2010.

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
Research and development.    Research and development expenses increased by 20% to $24.1 million in fiscal 2010 from $20.0 million in fiscal 2009. As a percentage of net sales, research and development expenses decreased to 9.5% in fiscal 2010 from 13.0% in fiscal 2009. The increase in research and development expenses of $4.1 million can be attributed to an increase in expenditures for masks, other product development costs and an increase in headcount related expenses associated with our acquisition of Enable. In addition, fiscal 2010 reflects expenses for our employee profit sharing program which was implemented at the beginning of fiscal 2010.
Selling, general and administrative.    Selling, general and administrative expenses increased by 24% to $32.5 million in fiscal 2010 from $26.2 million in fiscal 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 12.9% in fiscal 2010 from 17.0% in fiscal 2009. The increase in selling, general and administrative expenses of $6.3 million can be attributed to an increase in sales commissions in fiscal 2010 as a result of our higher revenue and an increase in payroll related expenses. In addition, fiscal 2010 reflects expenses for our employee profit sharing program which was implemented at the beginning of fiscal 2010.
Acquired in-process technology charge.    In fiscal 2009, we incurred a $0.7 million acquired in-process technology (IPR&D) charge in connection with our acquisition of Enable. The $0.7 million allocated to IPR&D was expensed in fiscal 2009 as it was deemed to have no future alternative use.
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
Provision (benefit) for income taxes.    We recorded an income tax expense of $1.2 million for fiscal 2010 which was principally comprised of foreign taxes on certain income earned by our foreign entities, state income taxes reduced by a refund of previously paid federal alternative minimum taxes and a reversal of previously recorded unrecognized tax benefits. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law. One of the provisions in such Act allows a taxpayer, at the taxpayer’s election, to carryback either its 2008, 2009 or 2010 net operating losses 3, 4, or 5 years whereas, generally, net operating losses can only be carried back up to 2 years. These net operating loss carryback provisions allow for the recovery of previously paid federal alternative minimum taxes.
For fiscal 2009, we recorded an income tax benefit of $18,000 consisting of a federal refundable credit, offset by state minimum taxes and foreign income taxes.

Net (income) loss attributable to noncontrolling interests.    The net (income) loss attributable to noncontrolling interests was income of $559,000 in fiscal 2010 compared to a loss of $44,000 in fiscal 2009.

Liquidity and Capital Resources
As of September 30, 2011, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $95.4 million. During fiscal 2011, operating activities provided cash of approximately $30.6 million compared to $3.7 million provided in fiscal 2010. The cash provided by operations in 2011 was primarily due to our net income of $56.1 million adjusted for non-cash items of $18.2 million and decreases in accounts receivable of $0.7 million. This was partially offset by decreases in accounts payable of $2.9 million, decreases in accrued liabilities of $2.0 million, increases in inventories of $2.0 million and increases in other assets of $1.1 million. The cash provided by operations in fiscal 2010 was primarily due to our net income of $42.8 million adjusted for non-cash items of $4.4 million, increases in accounts payable of $13.9 million and increases in accrued liabilities of $2.1 million. This was offset by increases in inventory of $34.0 million, increases in accounts receivable of $14.4 million, $10.0 million for long-term deposits to secure foundry capacity and increases in other assets of $1.1 million.
In fiscal 2011, we used $28.3 million for investing activities compared to $17.6 million generated from investing activities in fiscal 2010. The cash used in fiscal 2011 included $16.0 million net of the cash acquired for the acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $6.3 million for the acquisition of property, equipment and leasehold improvements, $1.7 million to collateralize accounts payable to a supplier and $0.6 million for net purchases of available-for-sale securities. In fiscal 2011, we generated $2.2 million from the sale of approximately 37% of our shares of Giantec resulting in no gain and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million. In fiscal 2010, we generated $20.0 million from the sale of trading securities, $3.8 million from the net sales of available-for-sale securities and approximately $3.2 million from the sale of shares of Ralink. We also received approximately $3.8 million from the third-party investors in our consolidated subsidiary Giantec. In fiscal 2010, we used $5.1 million to collateralize accounts payable to a supplier and $8.1 million for the acquisition of property, equipment and leasehold improvements.
In fiscal 2011, we made capital expenditures of approximately $6.3 million for test equipment, engineering tools, and computer software and hardware compared to $8.1 million in fiscal 2010. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We used $0.7 million for financing activities in fiscal 2011 compared to $4.9 million generated from financing activities during fiscal 2010. In fiscal 2011, we used $4.1 million for the repurchase and retirement of our common stock and $11.8 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2011 were borrowings of $11.8 million under short-term lines of credit and proceeds from the issuance of common stock of $3.4 million from stock option exercises and sales under our employee stock purchase plan. Our source of financing for fiscal 2010 was proceeds from the issuance of common stock of $6.0 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2010, we used $1.1 million for the repurchase and retirement of our common stock.
We have $12.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through June 2012. As of September 30, 2011, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.4 million at September 30, 2011.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at September 30, 2011 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,431	$1,026	$1,063	$342	$—
Purchase obligations with wafer foundries	16,780	16,780	—	—	—
Acquisition related liability	4,200	—	4,200	—	—
Total contractual cash obligations	$23,411	$17,806	$5,263	$342	$—

At September 30, 2011, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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
Off-Balance Sheet Arrangements
As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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
Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this Report on Form 10-K.
Valuation of inventory.    Our inventories are stated at the lower of cost or market value. Determining the market value of inventories on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below our costs, we record a charge to cost of goods sold to write down our inventories to their estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when the written down products are sold. In addition to lower of cost or market write-downs, we also analyze inventory to determine whether any of it is excess, obsolete or defective. We write down to zero dollars (which is a charge to cost of goods sold) the carrying value of inventory on hand that has aged over one year (two years for wafer and die bank) to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. In making such judgments to write down inventory, we take into account the product life cycles which can range from six to 30 months, the stage in the life cycle of the product, and the impact of competitors’ announcements and product introductions on our products. Once established, these write-downs are considered permanent.
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
Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include developed and in-process technology, customer relationships, trade names and non-compete agreements. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to eight years.
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
Accounting for income taxes.    We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, projections of future income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and practical tax planning strategies. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we would increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. and foreign taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

We are subject to income taxes in the U.S. and foreign countries, and we are subject to routine corporate income tax audits in certain of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We evaluate our uncertain tax positions and believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. The amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our overall provision requirement could change due to the issuance of new regulations or new case law, management's judgments on undistributed foreign earnings including judgments about and intentions concerning our future operations, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.
Impact of Recently Issued Accounting Standards
During fiscal 2011, we adopted the following accounting standard which did not have a material effect on our consolidated results of operations during such period or financial condition at the end of such period:
Intangibles - Goodwill and Other
In September 2011, the FASB amended its standards to simplify how entities test goodwill for impairment. Under the amendment, an entity will be permitted to use an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amendment eliminates the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The amendment is effective for our fiscal year beginning October 1, 2012; however we early adopted the amendment in the fourth quarter of fiscal 2011.
The following accounting pronouncements were issued during fiscal 2011, but were not effective for us during fiscal 2011.
Business Combinations
In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations on or after our fiscal year beginning October 1, 2011. The impact of the amendment will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2012.
Intangibles - Goodwill and Other
In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for our fiscal year beginning October 1, 2011. We do not anticipate that this amendment will have a material impact on our consolidated financial statements.
 Fair Value Measurement
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment is effective for our interim period beginning January 1, 2012.  We do not anticipate that the amendment will have a material impact on our consolidated financial statements.
Comprehensive Income
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this amendment, requires that an entity present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment becomes effective for us beginning in the first quarter of fiscal 2013 and is to be applied retrospectively. This amendment will impact the presentation of other comprehensive income but will not impact our financial position or results of operations. We do not anticipate the adoption will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2011, we recorded exchange gains of approximately $0.4 million. In fiscal 2010, we recorded exchange gains of approximately $0.1 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $95.4 million at September 30, 2011. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at September 30, 2011 was approximately $1.5 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.6 million or $1.3 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 8. Financial Statements and Supplementary Data
INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
San Jose, California
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders,
Integrated Silicon Solution, Inc.
We have audited Integrated Silicon Solution, Inc.’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrated Silicon Solution, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Integrated Silicon Solution, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Integrated Silicon Solution, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 14, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
San Jose, California
December 14, 2011

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010	2009
	(in thousands, except per share data)
Net sales	$270,508	$252,458	$154,251
Cost of sales	180,100	155,927	113,373
Gross profit	90,408	96,531	40,878
Operating expenses
Research and development	27,622	24,066	20,020
Selling, general and administrative	36,617	32,509	26,221
Acquired in-process technology charge	—	—	710
Total operating expenses	64,239	56,575	46,951
Operating income (loss)	26,169	39,956	(6,073)
Interest and other income, net	2,144	1,249	1,053
Interest expense	(88)	(57)	(92)
Gain on sales of investments, net	560	2,761	—
Income (loss) before income taxes	28,785	43,909	(5,112)
Provision (benefit) for income taxes	(27,338)	1,154	(18)
Consolidated net income (loss)	56,123	42,755	(5,094)
Less net (income) loss attributable to noncontrolling interests	(166)	(559)	44
Net income (loss) attributable to ISSI	$55,957	$42,196	$(5,050)
Basic net income (loss) per share	$2.11	$1.65	$(0.20)
Shares used in basic per share calculation	26,568	25,603	25,441
Diluted net income (loss) per share	$1.98	$1.56	$(0.20)
Shares used in diluted per share calculation	28,308	27,041	25,441

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2011	2010
	(in thousands, except Par value)
ASSETS
Current assets:
Cash and cash equivalents	$83,863	$81,665
Restricted cash	6,786	5,107
Short-term investments	4,761	4,837
Accounts receivable, net of allowance for doubtful accounts of $496 in 2011 and $154 in 2010	39,460	41,148
Inventories	56,796	54,560
Deferred tax assets	10,044	—
Other current assets	6,325	4,479
Total current assets	208,035	191,796
Property, equipment and leasehold improvements, net	28,959	28,078
Goodwill	9,463	1,301
Purchased intangible assets, net	11,081	1,294
Deferred tax assets	19,028	—
Other assets	15,421	11,562
Total assets	$291,987	$234,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,395	$41,586
Accrued compensation and benefits	6,363	6,406
Accrued expenses	4,711	5,930
Total current liabilities	47,469	53,922
Other long-term liabilities	9,272	2,288
Total liabilities	56,741	56,210
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2011 and 2010. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2011 and 2010. Issued and outstanding shares—26,448 in 2011 and 26,217 in 2010	3	3
Additional paid-in capital	321,131	317,773
Accumulated deficit	(87,328)	(143,285)
Accumulated other comprehensive loss	(1,252)	(2,286)
Total ISSI stockholders’ equity	232,554	172,205
Noncontrolling interest	2,692	5,616
Total stockholders’ equity	235,246	177,821
Total liabilities and stockholders’ equity	$291,987	$234,031

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2008	26,727	$3	$310,712	$(180,431)	$(2,894)	$127,390	$789	$128,179
Components of comprehensive loss:
Net loss	—	—	—	(5,050)	—	(5,050)	(44)	(5,094)
Change in cumulative translation adjustment, net of tax	—	—	—	—	(137)	(137)	—	(137)
Change in unrealized gain on investments, net of tax	—	—	—	—	1,937	1,937	—	1,937
Change in retirement plan obligations, net of tax	—	—	—	—	(250)	(250)	—	(250)
Total comprehensive loss						(3,500)	(44)	(3,544)
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	72	—	81	—	—	81	—	81
Shares issued under stock purchase plan	369	—	657	—	—	657	—	657
Stock-based compensation	—	—	3,096	—	—	3,096	—	3,096
Shares repurchased and retired	(2,052)	(1)	(4,897)	—	—	(4,898)	—	(4,898)
Noncontrolling interest in Wintram	—	—	—	—	—	—	795	795
Change in noncontrolling interest in Wintram	—	—	—	—	—	—	210	210
Balance at September 30, 2009	25,116	2	309,649	(185,481)	(1,344)	122,826	1,750	124,576
Components of comprehensive income:
Net income	—	—	—	42,196	—	42,196	559	42,755
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,839	1,839	—	1,839
Change in unrealized gain on investments, net of tax	—	—	—	—	(927)	(927)	—	(927)
Change in retirement plan obligations, net of tax	—	—	—	—	(1,854)	(1,854)	—	(1,854)
Total comprehensive income						41,254	559	41,813
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,231	1	5,279	—	—	5,280	—	5,280
Shares issued under stock purchase plan	116	—	687	—	—	687	—	687
Stock-based compensation	—	—	2,497	—	—	2,497	—	2,497
Shares repurchased and retired	(246)	—	(1,108)	—	—	(1,108)	—	(1,108)
Noncontrolling interest in Giantec	—	—	740	—	—	740	3,045	3,785
Change in noncontrolling interest in Wintram	—	—	29	—	—	29	262	291

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2010	26,217	3	317,773	(143,285)	(2,286)	172,205	5,616	177,821
Components of comprehensive income:
Net income				55,957		55,957	166	56,123
Change in cumulative translation adjustment, net of tax					1,850	1,850		1,850
Change in unrealized gain on investments, net of tax					57	57		57
Change in retirement plan obligations, net of tax					(873)	(873)		(873)
Total comprehensive income						56,991	166	57,157
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	573		2,146			2,146		2,146
Shares issued under stock purchase plan	167		1,239			1,239		1,239
Stock-based compensation			4,042			4,042		4,042
Shares repurchased and retired	(509)		(4,097)			(4,097)		(4,097)
Noncontrolling interest in Giantec						—	(3,364)	(3,364)
Change in noncontrolling interest in Wintram			28			28	274	302
Balance at September 30, 2011	26,448	$3	$321,131	$(87,328)	$(1,252)	$232,554	$2,692	$235,246

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Consolidated net income (loss)	$56,123	$42,755	$(5,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,042	2,497	3,096
Depreciation and amortization	4,831	3,530	3,987
Amortization and write-off of intangibles	1,843	1,018	927
Acquired in-process technology charge	—	—	710
Net gain on sale of investments	(560)	(2,761)	—
Equity in net income of affiliate	(233)	—	—
Loss on the deconsolidation of Giantec	30	—	—
Provision for (recovery of) bad debts	362	13	(179)
Net foreign currency transaction (gains) losses	(436)	(87)	303
Deferred tax assets	(28,362)	—	—
Other non-cash items	285	260	135
Changes in operating assets and liabilities:
Accounts receivable	721	(14,415)	9,357
Inventories	(2,026)	(34,044)	20,123
Other assets	(1,100)	(1,040)	2,115
Deposit to foundry for capacity	—	(10,000)	—
Accounts payable	(2,899)	13,909	(10,260)
Accrued expenses and other liabilities	(2,057)	2,113	(2,616)
Net cash provided by operating activities	30,564	3,748	22,604
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(6,349)	(8,084)	(2,820)
Proceeds from sale of assets	20	—	3
Proceed from sales of trading securities	—	19,950	—
Purchases of available-for-sale securities	(3,944)	(911)	(11,816)
Sales of available-for-sale securities	3,305	4,752	10,901
Investment in consolidated subsidiaries, net of cash and cash equivalents acquired	(15,960)	(50)	(2,682)
Reduction in cash balances upon deconsolidation of Giantec	(6,455)	—	—
Proceeds from noncontrolling interest of consolidated subsidiary	—	3,785	795
Proceeds from sale of investments	2,768	3,216	—
Increase in restricted cash	(1,679)	(5,107)	—
Net cash provided by (used in) investing activities	(28,294)	17,551	(5,619)
Cash flows from financing activities:
Repurchases and retirements of common stock	(4,097)	(1,108)	(4,898)
Proceeds from issuance of stock through compensation plans	3,385	5,967	738
Proceeds from borrowings under short-term lines of credit	11,750	—	12,216
Principal payments of short-term lines of credit	(11,750)	—	(12,216)
Net cash provided by (used in) financing activities	(712)	4,859	(4,160)
Effect of exchange rate changes on cash and cash equivalents	640	563	(56)
Net increase in cash and cash equivalents	2,198	26,721	12,769
Cash and cash equivalents at beginning of year	81,665	54,944	42,175
Cash and cash equivalents at end of year	$83,863	$81,665	$54,944
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$1,601	$865	$(16)
Cash paid for interest expense	$23	$—	$14

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies
Organization
Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. The Company’s primary products are high speed and low power SRAM and low and medium density DRAM.
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. In August 2011, the Company sold approximately 37% of its shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations. Effective September 1, 2011, the Company accounts for Giantec on the cost basis.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition (See Note 20).
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
Investments
Debt securities and marketable equity securities are classified as “available-for-sale”. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in loss on investments. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net.
The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices. Determining the market value of inventories on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below the Company’s costs, the Company records a charge to cost of goods sold to write down inventories to estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect the Company’s operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. The Company writes down to zero dollars the carrying value of inventory on hand that has aged over one year (two years for wafer and die bank) to cover

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. Once established, these write-downs are considered permanent.
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
Goodwill and Purchased Intangible Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if events or circumstances require an interim impairment assessment. For goodwill, the Company either makes a qualitative assessment prior to proceeding to step 1 of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step 1 of the annual goodwill impairment test and, if necessary, proceed to step 2. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to eight years.
The Company has acquired in-process research and development (IPR&D) projects as the result of its business combinations (see Note 6). The fair values of the acquired IPR&D projects were determined through estimates and valuation techniques based on the terms and details of the related acquisitions. The amounts allocated to IPR&D projects are not expensed for acquisitions after the beginning of fiscal 2011, until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company assesses the status of each IPR&D project quarterly to evaluate whether the carrying value has been impaired.
Valuation of Long-Lived Assets and Certain Identifiable Intangibles
The Company evaluates the recoverability of property, plant and equipment and identifiable intangible assets through the performance of periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment and identifiable intangible assets exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment and identifiable intangible assets might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life is compared to their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2011	2010	2009
	(in thousands)
Consolidated net income (loss)	$56,123	$42,755	$(5,094)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment:
Changes arising during current period	1,850	1,839	(137)
Reclassification for gain included in net income (loss)	—	—	—
Change in unrealized gain (loss) on investments:
Changes arising during current period	57	746	390
Reclassification for gain (loss) included in net income (loss)	—	(1,673)	1,547
Change in retirement plan transition obligation	(50)	(47)	(553)
Change in retirement plan actuarial losses	(823)	(1,807)	303
Comprehensive income (loss)	$57,157	$41,813	$(3,544)
Comprehensive income (loss) attributable to noncontrolling interests	(166)	(559)	44
Comprehensive income (loss) attributable to ISSI	$56,991	$41,254	$(3,500)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2011	2010
	(In thousands)
Accumulated foreign currency translation adjustments	$2,116	$266
Accumulated net unrealized loss on SMIC (net of tax of $716)	(1,213)	(1,270)
Accumulated net retirement plan transition obligation	311	361
Accumulated net retirement plan actuarial gains (losses)	(2,466)	(1,643)
Total accumulated other comprehensive loss	$(1,252)	$(2,286)

The estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2012 is $0, $94,000, and $(59,000), respectively.
Revenue Recognition and Accounts Receivable Allowances
Revenue from product sales (net of any applicable value added tax) to the Company’s direct customers is recognized upon shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. The Company makes estimates of potential future product returns and sales allowances related to current period product revenue. Management analyzes historical returns, changes in customer demand, and acceptance of products when evaluating the adequacy of sales returns and allowances. Estimates made by the Company may differ from actual product returns and sales allowances. These differences may materially impact reported revenue and amounts ultimately collected on accounts receivable.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2011, 2010 and 2009.

Description	Balance at Beginning of Period	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2009	$1,519	$(179)	$(2)	$1,338
2010	$1,338	$13	$(1,197)	$154
2011	$154	$362	$(20)	$496
________________________

(1)	Includes increases/(decreases) charged or credited to costs and expenses.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs totaled $57,000, $35,000 and $62,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Income Taxes
The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. Uncertain tax positions are recognized or derecognized based on the threshold and measurement of a tax position taken or expected to be taken in a tax return. U.S. income tax has not been provided on earnings of foreign subsidiaries to the extent that such earnings are considered to be indefinitely reinvested.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and fair value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, valuation allowances for deferred tax assets, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.
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
Concentration of Credit Risk
The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other memory and non-memory semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2011, revenue from the Company’s largest and second largest distributor accounted for approximately 15% and 12%, respectively, of our total net sales. In fiscal 2010, revenue from the Company’s largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales. In fiscal 2009, revenue recognized for one distributor, accounted for approximately 13% of our total net sales.
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
Intangibles - Goodwill and Other
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
 Fair Value Measurement
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment is effective for the Company's interim period beginning January 1, 2012.  The Company does not anticipate that the amendment will have a material impact on its consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this amendment, requires that an entity present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment becomes effective for the Company beginning in the first quarter of fiscal 2013 and is to be applied retrospectively. This amendment will impact the presentation of other comprehensive income but will not impact the Company's financial position or results of operations. The Company does not anticipate the adoption will have a material impact on its consolidated financial statements.
Impact of Recently Issued Accounting Standards
During fiscal 2011, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations during such period or financial condition at the end of such period:
Intangibles - Goodwill and Other
In September 2011, the FASB amended its standards to simplify how entities test goodwill for impairment. Under the amendment, an entity will be permitted to use an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amendment eliminates the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The amendment is effective for the Company's fiscal year beginning October 1, 2012; however the Company has early adopted the amendment in the fourth quarter of fiscal 2011.
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

As of September 30, 2011, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at September 30, 2011 and September 30, 2010.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	September 30, 2011 (Level 1)	September 30, 2010 (Level 1)
	(In thousands)
Money market instruments (1)	$34,281	$44,239
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,497	2,156
	$35,778	$46,395

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of our Level 1 assets during the twelve months ending September 30, 2011 and September 30, 2010.
As of September 30, 2011, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2011
Money market instruments	$34,281	$—	$—	$34,281
Certificates of deposit	12,051	—	—	12,051
SMIC common stock	3,426	—	(1,929)	1,497
Total	49,758	—	(1,929)	47,829
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,068)	—	—	(43,068)
	$6,690	$—	$(1,929)	$4,761

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2010
Money market instruments	$44,239	$—	$—	$44,239
Certificates of deposit	9,352	—	—	9,352
SMIC common stock	3,426	—	(1,270)	2,156
Total	57,017	—	(1,270)	55,747
Less: Amounts included in cash, cash equivalents
and restricted cash	(50,910)	—	—	(50,910)
	$6,107	$—	$(1,270)	$4,837

In fiscal 2010, the Company sold all of its remaining shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million.
The Company determined that the decline in the fair value of SMIC was not other than temporary based on the Company's assessment that the decline was primarily a result of historically volatile semiconductor stock prices. The Company also considered

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the severity and the duration of the impairment of its SMIC investment which had risen above the Company's cost basis during fiscal 2011. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC.
The Company had no debt securities at September 30, 2011 and September 30, 2010. As of September 30, 2011 and September 30, 2010, the Company had cash, cash equivalents and short-term investments of $41.6 million ($2.8 million of which is in China and subject to exchange control regulations) and $34.3 million, respectively, in foreign institutions.

Note 3.    Inventories
Inventories consisted of the following at September 30:

	2011	2010
	(in thousands)
Purchased components	$15,826	$16,598
Work-in-process	12,323	11,043
Finished goods	28,647	26,919
	$56,796	$54,560

In fiscal 2011, 2010 and 2009, the Company recorded inventory write-downs of $3.5 million, $2.9 million and $10.8 million, respectively. The inventory write-downs were predominately for lower of cost or market and excess and obsolescence issues on certain of its products.

Note 4.    Other Assets
Other assets consisted of the following at September 30:

	2011	2010
	(in thousands)
Restricted assets	$230	$223
Deposits to foundry for capacity	10,000	10,000
Investment in Giantec	4,025	—
Other	1,166	1,339
	$15,421	$11,562

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. In August 2011, the Company sold approximately 37% of its shares in Giantec for $2.2 million resulting in no gain and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations in interest and other income, net. Effective September 1, 2011, the Company accounts for Giantec on the cost basis and its investment in Giantec in included in Other assets on the Company's Balance sheets.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property, Equipment, and Leasehold Improvements, net
Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2011	2010
	(in thousands)
Machinery and equipment	$41,482	$36,583
Furniture and fixtures	2,685	2,663
Land, buildings and improvements	30,016	29,049
	74,183	68,295
Less accumulated depreciation and amortization	(45,224)	(40,217)
	$28,959	$28,078

The Company rents out certain floors in its office building in Hsinchu, Taiwan. These leases are cancelable with either two months or three months notice. The value of the assets leased to others is included in Property, Equipment, and Leasehold Improvements, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net and amounted to approximately $1.4 million and $0.1 million, $1.1 million and $0.1 million, and $1.2 million and $0.5 million, in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
The assets leased consisted of the following at September 30:

	2011	2010
	(in thousands)
Buildings and improvements	$9,838	$11,126
Less accumulated depreciation	(6,455)	(6,637)
	$3,383	$4,489

Note 6.    Purchased Intangible Assets and Goodwill
During fiscal 2011, in connection with its acquisition of Si En, the Company recorded $11.6 million of intangible assets (See Note 20). No additions to purchased intangible assets were recorded during fiscal 2010.
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2011
Developed technology	$6,760	$1,028	$5,732
In-process technology (IPR&D)	1,595	$—	1,595
Customer relationships	3,800	$506	3,294
Other	570	110	460
Total	$12,725	$1,644	$11,081
September 30, 2010
Developed technology	$5,173	$3,879	$1,294

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2011	2010	2009
	(in thousands)
Reported as:
Cost of sales	$1,082	$944	$798
Operating expenses	616	75	129
Total	$1,698	$1,019	$927

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at September 30, 2011 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 7.25 years, 2.88 years and 4.33 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset. In this regard, in fiscal 2011, several IPR&D projects were completed and $870,000 was transferred from IPR&D to developed technology. In addition, in fiscal 2011, an IPR&D project was canceled and $145,000 was expensed to research and development expense.

Fiscal year
2012	$1,863
2013	1,863
2014	1,700
2015	1,475
2016	943
Thereafter	1,642
Total	$9,486

Goodwill
Goodwill activity for fiscal 2011 was as follows:

	Balance at September 30, 2010	Acquired	Balance at September 30, 2011
	(In thousands)
Goodwill	$1,301	$8,162	$9,463
In fiscal 2011, the Company recorded goodwill in connection with its acquisition of Si En (See Note 20).
In fiscal 2009, in connection with its acquisition of Enable, the Company recorded approximately $1.3 million of goodwill. In fiscal 2010, the Company recorded an additional $50,000 to goodwill for contingent payments under the Enable purchase agreement.

Note 7.    Borrowings
At September 30, 2011, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $12.9 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2011 and September 30, 2010, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through June 2012. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.

Note 8.    Accrued Expenses
Accrued expenses consisted of the following at September 30:

	2011	2010
	(in thousands)
Deferred distributor margin	$2,547	$2,567
Other	2,164	3,363
	$4,711	$5,930

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Other Long-term Liabilities
Other long-term liabilities consisted of the following at September 30:

	2011	2010
	(in thousands)
Acquisition related liability	$4,200	$—
Pension liability	3,099	2,047
Non-current deferred tax liability	1,523	—
Other	450	241
	$9,272	$2,288

The Company's acquisition of Si En included a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations.

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
As of September 30, 2011, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	1,000,000
Common shares reserved under stock option plans	7,842,000
Common Stock Repurchases
The Company paid approximately $4.0 million and $1.1 million in connection with the repurchase of 500,000 shares and 244,941 shares of its common stock during fiscal 2011 and fiscal 2010, respectively. As of September 30, 2011, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of September 30, 2011, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plans. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2011, the Company withheld 8,879 shares to satisfy approximately $76,000 of employees’ tax obligations. During fiscal 2010, the Company withheld 1,529 shares to satisfy approximately $11,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

Note 11.    Stock-Based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At September 30, 2011, the total number of shares subject to options and awards outstanding under all plans was 5,233,000. At September 30, 2011, 2,609,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over a two-year or three-year period based upon continued employment with the Company.
2007 Incentive Compensation Plan
At the 2007 annual meeting of stockholders held on July 30, 2007, the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the 2007 Plan. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants are made under the Predecessor Plans.
The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, RSU’s, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.
3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. To the extent any options outstanding under the Predecessor Plans subsequently terminate unexercised or any unvested shares outstanding under the Predecessor Plans are subsequently forfeited or repurchased by ISSI, the number of shares of common stock subject to those terminated options, together with the forfeited shares, are added to the share reserve available for issuance under the 2007 Plan, up to an additional 4,000,000 shares. At a special meeting of stockholders held on July 20, 2011, the Company's stockholders approved, upon a recommendation of the Company's board of directors, an amendment and restatement of the Company's 2007 Incentive Compensation Plan to increase the number of shares available for issuance thereunder by 2,000,000 shares, limit the number of awards other than options or stock appreciation rights that may be granted thereunder on or after the date of the special meeting to an aggregate of 263,100 and make certain other changes as set forth therein.
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
The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan (ESPP). Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During fiscal 2011, fiscal 2010 and fiscal 2009, 167,000, 116,000, and 369,000 shares were issued under the plan, respectively. As of September 30, 2011, 1,000,000 shares were available under the plan for future issuance.
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
Stock Option Exchange Program
The Company’s stockholders approved a stock option exchange program at the Company’s annual meeting held on February 6, 2009. On March 2, 2009, the Company commenced the stock option exchange program whereby eligible employees (which excluded executive officers and directors) were given the opportunity to exchange some or all of their outstanding options with exercise prices of $6.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. Pursuant to the stock option exchange program, which expired on April 1, 2009, a total of 208 eligible employees elected to exchange some or all of their eligible options. The Company accepted for cancellation eligible options to purchase 2,138,314 shares of the Company’s common stock, which were cancelled as of April 2, 2009. The Company issued new options to purchase up to 355,822 shares of the Company’s common stock under the Company’s 2007 Plan in exchange for the options surrendered. The new options have an exercise price of $1.65 per share, the closing price of the Company’s common stock on April 2, 2009. The incremental expense associated with the exchange of $37,000 was amortized over the vesting period of one to two years.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of September 30, 2011, there was approximately $6.6 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.26 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of September 30, 2011, there was approximately $0.1 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.
FASB guidance requires that cash flows from tax benefits resulting from the exercise of stock options be classified as financing cash flows in the statement of cash flows. As the Company has a valuation allowance for certain of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.
The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSU’s vested during the fiscal years ended September 30, 2011, 2010 and 2009, was $3,498,000, $5,318,000 and $96,000, respectively.
The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2011	2010	2009
	(in thousands)
Stock-based compensation
Cost of sales	$157	$134	$180
Research and development	1,078	849	1,252
Selling, general and administrative	2,807	1,514	1,664
Total stock-based compensation	4,042	2,497	3,096
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$4,042	$2,497	$3,096

Valuation Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company estimates the expected term of options granted based upon historical exercise data. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk- free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has never paid dividends and does not anticipate doing so over the expected life of the options and therefore used 0% for dividend yield. For offering periods prior to August 1, 2010 under the ESPP, the Company recorded compensation expense for the difference between the purchase price and the fair market value on the day of purchase. For offering periods subsequent to August 1, 2010, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock purchase rights under its ESPP.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated values of stock option grants and stock purchase rights, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2011, 2010 and 2009, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2011	2010	2009	2011	2010
Expected life (years)	4.37	4.54	4.54	0.50	0.50
Expected volatility	58.00%	48.00%	42.00%	46.00%	83.00%
Risk-free interest rate	1.21%	2.23%	2.28%	0.12%	0.20%
Dividend yield	—%	—%	—%	—%	—%
Weighted-average fair value of grants	$3.88	$1.94	$0.83	$2.66	$3.28

The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in fiscal 2011 was $7.82 per share. The weighted average grant date fair value of RSUs granted in fiscal 2010 was $8.31 per share.
A summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan follows (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2008	5,755	$7.07
Options Granted	1,767	$2.07
Options Exercised	(36)	$2.25
Options Cancelled/Expired	(2,685)	$7.59
Balance at September 30, 2009	4,801	$4.97
Options Granted	1,032	$4.57
Options Exercised	(1,203)	$4.39
Options Cancelled/Expired	(355)	$8.17
Balance at September 30, 2010	4,275	$4.77
Options Granted	1,194	$8.29
Options Exercised	(524)	$4.09
Options Cancelled/Expired	(94)	$12.01
Balance at September 30, 2011	4,851	$5.57	4.30	$12,063
Exercisable at September 30, 2011	2,868	$5.31	3.51	$7,630
Vested and expected to vest after September 30, 2011	4,735	$5.54	4.26	$11,873
Options exercisable at:
September 30, 2009	2,715	$6.26	3.99
September 30, 2010	2,348	$5.60	3.81
September 30, 2011	2,868	$5.31	3.51

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.50-$ 2.51	982	4.07	$2.02	630	$1.97
$2.73- 4.34	1,057	4.75	$4.18	496	$4.07
$4.41- 6.56	978	2.71	$5.96	904	$6.00
$6.60- 7.34	1,074	4.83	$7.21	591	$7.10
$7.45- 16.08	760	5.23	$9.26	247	$9.50
$1.50-$16.08	4,851	4.30	$5.57	2,868	$5.31

A summary of the Company’s RSU activity and related information under the 2007 Plan follows (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2008	112	$5.60
Granted	—	$—
Vested	(36)	$5.60
Forfeited	(10)	$5.60
Outstanding awards at September 30, 2009	66	$5.60
Granted	41	$8.31
Vested	(29)	$5.60
Forfeited	(9)	$5.60
Outstanding awards at September 30, 2010	69	$7.21
Granted	362	$7.82
Vested	(49)	$6.75	$492
Forfeited	—	$8.80
Outstanding awards at September 30, 2011	382	$7.84	$2,985

Note 12.    Income Taxes
Income (loss) before provision for income taxes consisted of the following:

	2011	2010	2009
	(in thousands)
United States	$12,931	$25,675	$(4,262)
International	15,854	18,234	(850)
Total pre-tax income (loss)	$28,785	$43,909	$(5,112)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2011	2010	2009
	(in thousands)
Current:
Federal	$—	$(207)	$(27)
State	4	318	3
Foreign	1,020	1,043	6
Total current	$1,024	$1,154	$(18)
Deferred:
Federal	(19,340)	—	—
State	(4,561)	—	—
Foreign	(4,461)	—	—
Total deferred	(28,362)	—	—
Total provision (benefit)	$(27,338)	$1,154	$(18)

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2011	2010	2009
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$10,075	$15,368	$(1,789)
Federal refundable credit	—	(207)	(40)
State income taxes	3	207	2
Foreign losses not benefited (benefited)	(5,549)	(6,382)	298
Non-deductible stock compensation	527	375	525
U.S. operating loss not benefited (benefited)	(5,123)	(9,286)	773
Reversal of valuation allowance	(28,136)	—	—
Reversal of previously provided taxes	—	(140)	—
Foreign taxes	1,020	1,183	—
Other individually immaterial items	(155)	36	213
Total provision (benefit)	$(27,338)	$1,154	$(18)

As of September 30, 2011, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $70.3 million, $80.7 million and $12.6 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2012, if not utilized. The Company has federal research and development tax credits and foreign tax and minimum tax credit carryforwards of approximately $4.2 million, $1.3 million and $0.4 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $2.6 million. The Company has foreign research and development tax credit carryforwards of approximately $7.4 million. The federal tax credits will expire at various dates beginning in 2012 through 2031, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign research and development tax credit carryforwards will expire beginning 2012 through 2014, if not utilized.
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
The Company’s China operation is under a tax holiday program which began on January 1, 2007 and will expire on December 31, 2011. The tax benefit resulting from the holiday was $57,000, $307,000 and $113,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2011	2010
	(in thousands)
Deferred tax assets:
Depreciation	$87	$140
Inventory and other valuation reserves	788	4,580
Accrued expenses	2,608	2,110
Federal, state and foreign credit carryforwards	11,143	13,450
Federal, state and foreign net operating loss carryforwards	31,466	36,398
Non-deductible stock options	2,850	3,700
Other, net	2,484	2,610
Subtotal	51,426	62,988
Valuation allowance	(22,228)	(62,740)
Total deferred tax assets	$29,198	$248

Deferred tax liabilities:
Purchased intangibles	(1,649)	(248)
Net deferred tax assets	$27,549	$—

Reported as:
Current deferred tax assets	$10,044	$—
Non-current deferred tax assets	19,028	—
Non-current deferred tax liabilities	(1,523)	—
Net deferred tax assets	$27,549	$—
Non-current deferred tax liabilities are included within other long-term liabilities in the consolidated balance sheets.
Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2011. The valuation allowance for deferred tax assets decreased by $40.5 million in fiscal 2011, decreased by $16.1 million in fiscal 2010 and decreased by $2.8 million in fiscal 2009. Approximately $13.3 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2011	2010	2009
	(in thousands)
Balance at the beginning of the year	$3,460	$3,790	$3,800
Increases (decreases) related to current year positions	112	(330)	(50)
Increases related to prior year positions	961	—	40
Balance at the end of the year	$4,533	$3,460	$3,790

The remaining amount of the unrecognized tax benefit as of September 30, 2011 is offset by a full valuation allowance. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months except for any adjustments related to the expiration of the statute of limitations.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax provision.
The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2011, the Company has not accrued any potential penalties and interest related to these unrecognized tax benefits.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2005 through 2011 tax years generally remain subject to examination by federal and most state tax authorities, and tax years 2005 through 2011 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2000 tax year through the 2003 tax year to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open for the tax years from 1996 through 2003 and from 2007 through 2010 to the extent research and development credits were generated during these periods and are being utilized in open years.

Note 13.    Retirement Plan
The Company has pension plans covering substantially all of its Taiwan-based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (Benefit Plan) and the Labor Pension Act, a defined contribution plan (Contribution Plan).
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
Benefit Obligation and Plan Assets
As of September 30, 2011 and 2010, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligation and plan assets for the Benefit Plan described above were as follows:

	2011	2010
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$4,002	$2,246
Service cost	165	94
Interest cost	83	46
Actuarial loss	820	1,805
Currency exchange rate changes	108	62
Benefits paid to plan participants	—	(251)
Ending projected benefit obligation	$5,178	$4,002

	2011	2010
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$1,955	$1,839
Actual return on plan assets	19	31
Employer contributions	52	285
Currency exchange rate changes	53	51
Benefits paid to plan participants	—	(251)
Ending fair value of plan assets	$2,079	$1,955

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2011	2010
	(in thousands)
Other long-term liabilities	$3,099	$2,047
Accumulated other comprehensive income	2,155	1,282
Amount recognized	$5,254	$3,329

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of September 30:

2011
(in thousands)
Net transition obligation	$(50)
Net actuarial loss	(823)
Net prior service cost	—
Benefit plan, net	$(873)

The following table summarizes the accumulated benefit obligation as of September 30:

	2011	2010
	(in thousands)
Accumulated benefit obligation	$3,026	$2,149

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2011	2010
Discount rate	2.00%	2.00%
Expected return on plan assets	2.00%	2.00%
Rate of compensation increase	3.00%	3.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.
The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2011	2010	2009
	(in thousands)
Service cost	$165	$94	$16
Interest cost	83	46	58
Expected return on plan assets	(40)	(38)	(51)
Amortization of deferred amount	2	(58)	(56)
Net periodic benefit cost	$210	$44	$(33)

The balance of vested benefits was zero as of September 30, 2011 and September 30, 2010.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments
The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2012	$—
2013	$274
2014	$342
2015	$44
2016	$143
2017-2021	$2,528

Estimated Future Contributions
The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2012 is $27,000.

Note 14.    Per Share Data
The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2011, 2010 and 2009 are as follows:

	Years Ended September 30,
	2011	2010	2009
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$55,957	$42,196	$(5,050)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	26,568	25,603	25,441
Dilutive effect of stock options and awards	1,740	1,438	—
Denominator for diluted net income (loss) per share	28,308	27,041	25,441
Basic net income (loss) per share	$2.11	$1.65	$(0.20)
Diluted net income (loss) per share	$1.98	$1.56	$(0.20)

The diluted earnings per share calculations for the year ended September 30, 2009 does not include approximately 16,000 potential common shares from outstanding stock options because their inclusion would be anti-dilutive. For the years ended September 30, 2011, 2010, and 2009, an additional 1,115,000, 589,000 and 5,565,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2011	2010	2009
	(in thousands)
Net Sales
United States	$40,864	$38,333	$22,933
China	10,181	14,287	8,633
Hong Kong	74,604	68,959	44,720
Taiwan	28,990	32,075	25,274
Japan	23,143	15,851	7,265
Other Asia Pacific countries	37,356	35,220	22,147
Europe	53,585	46,386	22,197
Other	1,785	1,347	1,082
Total net sales	$270,508	$252,458	$154,251
Long-lived assets
United States	$1,216	$1,827	$2,857
Hong Kong	5	16	30
China	706	1,575	865
Taiwan	27,032	24,660	19,466
Total long-lived assets	$28,959	$28,078	$23,218

Revenues are attributed to countries based on the shipping location of customers.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.
Net foreign currency transaction gains (losses) of approximately $436,000, $87,000, and $(303,000) for the years ended September 30, 2011, 2010, and 2009, respectively, are included in the determination of net income (loss).

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
Litigation
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. While the discovery period has opened, no party has yet served discovery requests.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by the Company's products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013.
Other Legal Proceedings
In the ordinary course of its business, as is common in the semiconductor industry, the Company has been involved in a limited number of legal actions (including the actions described above), both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.
Operating Leases
The Company leases its facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2012	$1,026
2013	793
2014	270
2015	228
2016	114
Total minimum rental commitments	$2,431

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2011, 2010 and 2009 was approximately $1.1 million, $1.3 million and $1.1 million, respectively.
Commitments to Wafer Fabrication Facilities
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2011, the Company had approximately $16.8 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Note 17.    Employee 401(k) Plan
The Company has established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible U.S. employees. Employees may make contributions through payroll withholdings of up to the lesser of $16,500 ($22,000 for participants older than 50) or 60% of their annual compensation for 2011. The Company elected to make no matching contributions during the years ended September 30, 2011, 2010 and 2009. Administrative expenses relating to the plan are insignificant.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $938,000, $585,000 and $622,000 during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Accounts receivable from Chrontel was approximately $50,000 and $78,000 at September 30, 2011 and September 30, 2010, respectively.
The Company purchases ASSP products from Giantec (See Note 1). At September 30, 2011, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the nine months ended September 30, 2011, the Company purchased approximately $609,000 of products from Giantec. At September 30, 2011, the Company had a payable to Giantec of approximately $418,000. During the nine months ended September 30, 2011, the Company provided Giantec services of approximately $59,000 and received licensing fees from Giantec of approximately $66,000. At September 30, 2011, the Company had a receivable from Giantec of approximately $104,000.

Note 19.    Acquisition of Enable Semiconductor Corporation
On April 27, 2009, the Company announced its acquisition of Enable, a private Taiwan and Korea based company, formerly a subsidiary of Nanoamp Solutions, Inc. The Company acquired 100% of the equity of Enable and effective April 27, 2009 began consolidating the results of Enable. The Enable acquisition provided the Company with both ultra low power Single Data Rate (SDR) and Double Data Rate (DDR) SDRAMs, and ultra low power Pseudo SRAMs in Known Good Die (KGD) and package format targeted at the portable consumer products market. The total purchase price was $2.7 million with the potential for additional contingent payments based on future operating results. In fiscal 2010, the Company recorded an additional $50,000 to goodwill for contingent payments made under the purchase agreement.
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

Note 20.    Acquisition of Si En
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
The allocation of the purchase price of Si En includes both tangible assets and acquired intangible assets. The excess of the purchase price over the fair value allocated to the net assets is goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce or Si En. The Company currently does not expect to receive a tax benefit for

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such goodwill.
The purchase price allocation is as follows (in thousands):

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
In fiscal 2011, the Company incurred legal fees of $0.3 million related to its acquisition of Si En. These costs are recorded in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

Unaudited Pro forma Financial Information
 The pro forma financial information presented below is presented as if the acquisition of Si En had occurred at the beginning of fiscal 2010. The pro forma statements of operations for the twelve months ended September 30, 2011 and 2010, include the historical results of the Company and Si En plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Years Ended September 30,
	2011	2010
	(in thousands, except per share data)
Net sales	$277,792	$273,091
Net income	$56,585	$45,033
Basic net income per share	$2.13	$1.76
Diluted net income per share	$2.00	$1.67

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Quarterly Financial Information (unaudited)
The following tables show the quarterly results of operations for each of the years ended September 30, 2011 and 2010.

Fiscal 2011	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$71,339		$69,809	$63,257	$66,103
Gross profit	$23,838		$23,170	$20,935	$22,465
Operating income	$6,794		$7,525	$5,502	$6,348
Consolidated net income	$35,056	(1)	$8,095	$5,758	$7,214
Net income attributable to ISSI	$34,874	(1)	$8,090	$5,781	$7,212
Basic net income per share	$1.31		$0.30	$0.22	$0.27
Diluted net income per share	$1.23		$0.28	$0.20	$0.26
Market price range common stock:
High	$9.84		$10.17	$11.79	$9.50
Low	$7.49		$8.45	$8.08	$7.01

Fiscal 2010
Net sales	$73,632		$71,228	$57,043	$50,555
Gross profit	$27,870		$27,324	$21,216	$20,121
Operating income	$12,380		$13,303	$6,767	$7,506
Consolidated net income	$12,225		$16,177	$7,155	$7,198
Net income attributable to ISSI	$11,805		$16,041	$7,154	$7,196
Basic net income per share	$0.45		$0.62	$0.28	$0.29
Diluted net income per share	$0.43		$0.57	$0.27	$0.28
Market price range common stock:
High	$10.09		$13.93	$10.85	$5.75
Low	$6.60		$7.40	$4.86	$3.25
________________________

(1)	In the September 2011 quarter, the Company recorded an income tax benefit of approximately $28.1 million from the release of the valuation allowance for certain deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Management assessed our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.
Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2012 Proxy Statement for our annual meeting of stockholders to be held on February 3, 2012 which proxy statement will be filed no later than 120 days following the end of our 2011 fiscal year (the “2012 Proxy Statement”).
The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.
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
The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2012 Proxy Statement.

Item 11. Executive Compensation
The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2012 Proxy Statement.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2012 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 31 of this Form 10-K.
The following consolidated financial statements of Integrated Silicon Solution, Inc. are contained in Part II, Item 8 of this Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules for which provision is made in the Applicable Accounting Regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, as the information is contained in Part II, Item 8 of this Report on Form 10-K.

3.	Exhibits

Exhibit Number		Description of Document
3.1(2)		Restated Certificate of Incorporation of Registrant.
3.2(5)		Amendment to Restated Certificate of Incorporation of Registrant.
3.3(10)		Amended and Restated Bylaws of Registrant.
4.2(1)		Form of Common Stock Certificate.
10.1(1)		Form of Indemnification Agreement.
10.2(6)*		Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*		1995 Director Stock Option Plan, as amended.
10.4(4)*		Nonstatutory Stock Plan, as amended.
10.5(3)*		1998 Stock Plan, as amended.
10.6(8)*		2007 Incentive Compensation Plan.
10.7(9)*		Executive Bonus Plan.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1		Power of Attorney (see page 69).
31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed July 25, 2011.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(b)	Exhibits
See (3) above

(c)	Financial statement schedules
See (2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date:	December 14, 2011
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

Signature	Title

/S/ JIMMY S.M. LEE	Executive Chairman of the Board
(Jimmy S.M. Lee)

/S/ SCOTT D. HOWARTH	Director, President and Chief Executive Officer (Principal Executive Officer)
(Scott D. Howarth)

/S/ JOHN M. COBB	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)
(John M. Cobb)

/S/ KONG-YEU HAN	Director and Vice Chairman
(Kong-Yeu Han)

/S/ PAUL CHIEN	Director
(Paul Chien)

/S/ JONATHAN KHAZAM	Director
(Jonathan Khazam)

/S/ KEITH MCDONALD	Director
(Keith McDonald)

/S/ STEPHEN PLETCHER	Director
(Stephen Pletcher)

/S/ BRUCE A. WOOLEY	Director
(Bruce A. Wooley)

/S/ JOHN ZIMMERMAN	Director
(John Zimmerman)

Date: December 14, 2011

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1(2)		Restated Certificate of Incorporation of Registrant.
3.2(5)		Amendment to Restated Certificate of Incorporation of Registrant.
3.3(10)		Amended and Restated Bylaws of Registrant.
4.2(1)		Form of Common Stock Certificate.
10.1(1)		Form of Indemnification Agreement.
10.2(6)*		Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*		1995 Director Stock Option Plan, as amended.
10.4(4)*		Nonstatutory Stock Plan, as amended.
10.5(3)*		1998 Stock Plan, as amended.
10.6(8)*		2007 Incentive Compensation Plan.
10.7(9)*		Executive Bonus Plan.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1		Power of Attorney (see page 69).
31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed July 25, 2011.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.