Form 10-Q
period 2011-12-31
INTEGRATED SILICON SOLUTION INC
filed 2012-02-09
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of February 3, 2012 was 27,043,602.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Item 1.	Financial Statements
Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Net sales	$66,164	$66,103
Cost of sales	43,966	43,638
Gross profit	22,198	22,465
Operating expenses:
Research and development	7,601	6,750
Selling, general and administrative	9,497	9,367
Total operating expenses	17,098	16,117
Operating income	5,100	6,348
Interest and other income, net	213	307
Gain on sale of investments	—	560
Income before income taxes	5,313	7,215
Provision for income taxes	1,544	1
Consolidated net income	3,769	7,214
Net loss (income) attributable to noncontrolling interests	21	(2)
Net income attributable to ISSI	$3,790	$7,212
Basic net income per share	$0.14	$0.27
Shares used in basic per share calculation	26,638	26,308
Diluted net income per share	$0.13	$0.26
Shares used in diluted per share calculation	28,333	27,865
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2011	September 30, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$90,973	$83,863
Restricted cash	6,834	6,786
Short-term investments	4,409	4,761
Accounts receivable, net	35,357	39,460
Inventories	51,119	56,796
Deferred tax assets	8,121	10,044
Other current assets	7,051	6,325
Total current assets	203,864	208,035
Property, equipment and leasehold improvements, net	29,511	28,959
Purchased intangible assets, net	10,615	11,081
Goodwill	9,463	9,463
Deferred tax assets	19,366	19,028
Other assets	17,383	15,421
Total assets	$290,202	$291,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,319	$36,395
Accrued compensation and benefits	5,563	6,363
Accrued expenses	4,284	4,711
Total current liabilities	39,166	47,469
Other long-term liabilities	9,288	9,272
Total liabilities	48,454	56,741
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	323,158	321,131
Accumulated deficit	(83,538)	(87,328)
Accumulated other comprehensive loss	(608)	(1,252)
Total ISSI stockholders’ equity	239,015	232,554
Noncontrolling interest	2,733	2,692
Total stockholders’ equity	241,748	235,246
Total liabilities and stockholders’ equity	$290,202	$291,987

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities
Consolidated net income	$3,769	$7,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,354	1,046
Stock-based compensation	1,185	886
Amortization of intangibles	466	236
Gain on sale of investments	—	(560)
Loss on the deconsolidation of Giantec	—	30
Net foreign currency transaction losses	149	27
Deferred tax assets	1,616	—
Other non-cash items	79	66
Net effect of changes in current and other assets and current liabilities	(1,022)	(13,798)
Net cash provided by (used in) operating activities	7,596	(4,853)
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(1,734)	(528)
Proceeds from sale of investments	—	560
Reduction in cash balances upon deconsolidation of Giantec	—	(6,455)
Increase in restricted cash	—	(1,709)
Proceeds from sales of available-for-sale securities	322	1,502
Cash used in investing activities	(1,412)	(6,630)
Cash flows from financing activities
Repurchases and retirement of common stock	(455)	—
Proceeds from issuance of common stock	1,288	529
Proceeds from borrowings under short-term lines of credit	4,036	—
Principal payments of short-term lines of credit	(4,036)	—
Cash provided by financing activities	833	529
Effect of exchange rate changes on cash and cash equivalents	93	389
Net increase (decrease) in cash and cash equivalents	7,110	(10,565)
Cash and cash equivalents at beginning of period	83,863	81,665
Cash and cash equivalents at end of period	$90,973	$71,100
See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the "Company" or "ISSI") and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.
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
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition.
The Company’s operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

3.	Impact of Recently Issued Accounting Pronouncements
Accounting Pronouncements
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment is effective for the Company's interim period beginning January 1, 2012.  The Company does not anticipate that the amendment will have a material impact on its consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Comprehensive Income
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this amendment, requires that an entity present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective for the Company beginning in the first quarter of fiscal 2013 and is to be applied retrospectively. This amendment will impact the presentation of the financial statements but will not impact the Company's financial position, results of operations or cash flows.
Impact of Recently Adopted Accounting Standards
During the first quarter of fiscal 2012, the Company adopted the following accounting standards, which did not have a material effect on its consolidated results of operations during such period or financial condition at the end of such period:
Business Combinations
In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.
Intangibles – Goodwill and Other
In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires the goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of December 31, 2011, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at December 31, 2011 and September 30, 2011.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	December 31, 2011 (Level 1)	September 30, 2011 (Level 1)
	(In thousands)
Money market instruments (1)	$34,288	$34,281
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,443	1,497
	$35,731	$35,778

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of our Level 1 assets during the three months ended December 31, 2011.
As of December 31, 2011, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

December 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,288	$—	$—	$34,288
Certificates of deposit	11,658	—	—	11,658
SMIC common stock	3,426	—	(1,983)	1,443
Total	49,372	—	(1,983)	47,389
Less: Amounts included in cash, cash equivalents
and restricted cash	(42,980)	—	—	(42,980)
	$6,392	$—	$(1,983)	$4,409

September 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,281	$—	$—	$34,281
Certificates of deposit	12,051	—	—	12,051
SMIC common stock	3,426	—	(1,929)	1,497
Total	49,758	—	(1,929)	47,829
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,068)	—	—	(43,068)
	$6,690	$—	$(1,929)	$4,761

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company determined that the decline in the fair value of SMIC was not other than temporary based on the Company's assessment that the decline was primarily a result of historically volatile semiconductor stock prices. The Company also considered the severity and the duration of the impairment of its SMIC investment which had risen above the Company's cost basis during fiscal 2011. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC.
The Company had no debt securities at December 31, 2011 and September 30, 2011. As of December 31, 2011 and September 30, 2011, the Company had cash, cash equivalents and short-term investments of $35.9 million ($4.1 million of which is in China and subject to exchange control regulations) and $41.6 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At December 31, 2011, 1,674,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) that is available to employees. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions. Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2011, 1,000,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Stock-based compensation
Cost of sales	$33	$39
Research and development	315	259
Selling, general and administrative	837	588
Total stock-based compensation	1,185	886
Tax effect on stock-based compensation	—	—
Net effect on net income	$1,185	$886
As of December 31, 2011, there was approximately $9.8 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.66 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of December 31, 2011, there was approximately $36,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three month periods ended December 31, 2011 and 2010 were based on estimates at the date of grant as follows:

	Three Months Ended December 31,
	2011	2010
Options
Weighted-average fair value of grants	$4.48	$3.46
Expected term in years	4.37	4.37
Estimated volatility	60%	58%
Risk-free interest rate	0.68%	1.01%
Dividend yield	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month periods ended December 31, 2011 and 2010, was $9.36 and $7.41, respectively.
A summary of the Company’s stock option activity and related information for the three months ended December 31, 2011 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	4,851	$5.57
Granted	839	$9.38
Exercised	(242)	$5.32		$975
Cancelled/Expired	(57)	$11.16
Outstanding at December 31, 2011	5,391	$6.11	4.54	$17,005
Exercisable at December 31, 2011	2,863	$5.22	3.47	$11,391
Vested and expected to vest after December 31, 2011	5,220	$6.05	4.49	$16,766

 A summary of the Company’s RSU activity and related information for the three months ended December 31, 2011 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2011	382	$7.84
Granted	100	$9.36
Vested	(132)	$7.38	$1,240
Forfeited	—	$—
Outstanding at December 31, 2011	350	$8.45	$3,199

6.	Concentrations
In the three months ended December 31, 2011, revenue from the Company's largest and second largest distributor accounted for approximately 13% and 12%, respectively, of its total net sales. In the three months ended December 31, 2010, revenue from the Company's largest and second largest distributor accounted for approximately 14% and 13%, respectively, of its total net sales.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.	Inventories
The following is a summary of inventories by major category:

	December 31, 2011	September 30, 2011
	(In thousands)
Purchased components	$16,064	$15,826
Work-in-process	10,319	12,323
Finished goods	24,736	28,647
	$51,119	$56,796
During the three month periods ended December 31, 2011 and 2010, the Company recorded inventory write-downs of $1.6 million and $0.7 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company’s products.

8.	Other Assets
Other assets consisted of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Restricted assets	$231	$230
Deposits to foundry for capacity	10,000	10,000
Investment in Giantec	4,025	4,025
Other	3,127	1,166
	$17,383	$15,421

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
December 31, 2011
Developed technology	$6,760	$1,262	$5,498
In-process technology (IPR&D)	1,595	—	1,595
Customer relationships	3,800	697	3,103
Other	570	151	419
Total	$12,725	$2,110	$10,615
September 30, 2011
Developed technology	$6,760	$1,028	$5,732
In-process technology (IPR&D)	1,595	—	1,595
Customer relationships	3,800	506	3,294
Other	570	110	460
Total	$12,725	$1,644	$11,081
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Reported as:
Cost of sales	$234	$236
Operating expenses	232	—
Total	$466	$236
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at December 31, 2011 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 7.03 years, 2.64 years and 4.08 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset.

Fiscal year
Remainder of 2012	$1,397
2013	1,863
2014	1,700
2015	1,475
2016	943
Thereafter	1,642
Total	$9,020

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.	Stockholders’ Equity
The changes in the components of Stockholders’ Equity since the beginning of fiscal 2012 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2011	$3	$321,131	$(87,328)	$(1,252)	$2,692
Net income	—	—	3,790	—	(21)
Change in cumulative translation adjustment, net of tax	—	—	—	669	—
Change in unrealized loss on investments, net of tax	—	—	—	(34)	—
Change in retirement plan obligations, net of tax	—	—	—	9	—
Shares issued under equity compensation plans	—	1,288	—	—	—
Stock-based compensation	—	1,185	—	—	—
Repurchase of shares	—	(455)	—	—	—
Change in noncontrolling interest in Wintram	—	9	—	—	62
Balance at December 31, 2011	$3	$323,158	$(83,538)	$(608)	$2,733
Comprehensive income includes net income as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Consolidated net income	$3,769	$7,214
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	669	2,230
Change in unrealized gains (losses) on investments	(34)	(3)
Change in retirement plan actuarial losses	24	15
Change in retirement plan transition obligation	(15)	(15)
Comprehensive income	$4,413	$9,441
Comprehensive (income) loss attributable to noncontrolling interest	21	(2)
Comprehensive income attributable to ISSI	$4,434	$9,439

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	December 31, 2011	September 30, 2011
	(In thousands)
Accumulated foreign currency translation adjustments	$2,785	$2,116
Accumulated net unrealized loss on SMIC	(1,247)	(1,213)
Accumulated net retirement plan transition obligation	296	311
Accumulated net retirement plan actuarial losses	(2,442)	(2,466)
Total accumulated other comprehensive loss	$(608)	$(1,252)

11.	Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income (loss) for fiscal 2012. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three months ended December 31, 2011, the Company recorded income tax expense of $1.5 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months ended December 31, 2010, the Company recorded an income tax expense of $1,000 which is comprised of foreign tax and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.

As of December 31, 2011, the Company had no unrecognized tax positions that would impact its effective tax rate.

12.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$3,790	$7,212
Denominator for basic net income per share:
Weighted average common shares outstanding	26,638	26,308
Dilutive stock options and awards	1,695	1,557
Denominator for diluted net income per share	28,333	27,865
Basic net income per share	$0.14	$0.27
Diluted net income per share	$0.13	$0.26
For the three months ended December 31, 2011 and December 31, 2010, stock options and RSU awards for 1,832,000 and 644,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Common Stock Repurchase Program
In the three months ended December 31, 2011, the Company did not repurchase any shares of its common stock in the open market. As of December 31, 2011, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of December 31, 2011, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the three months ended December 31, 2011, the Company withheld 48,492 shares to satisfy approximately $455,000 of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

14.	Commitments and Contingencies
Patents and Licenses
In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time-to-time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause it to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company’s business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding its alleged infringement of third party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company’s resources.
Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. Plaintiff has served discovery on the Company and the Company is preparing to vigorously defend the allegations in the complaint.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by the Company's products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013. Plaintiff has served discovery on the Company and the Company is preparing to vigorously defend the allegations in the complaint.
Other Legal Proceedings
In the ordinary course of its business, the Company has been involved in a limited number of legal actions (including the actions described above), both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2011, the Company had approximately $13.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Net sales
United States	$11,853	$9,816
China	2,531	3,690
Hong Kong	14,248	15,459
Japan	8,229	6,216
Korea	3,026	3,461
Taiwan	6,366	7,300
Other Asia Pacific countries	6,171	5,850
Europe	13,382	13,887
Other	358	424
Total net sales	$66,164	$66,103

	December 31, 2011	September 30, 2011
	(In thousands)
Long-lived assets
United States	$1,025	$1,216
Hong Kong	4	5
China	1,147	706
Taiwan	27,335	27,032
	$29,511	$28,959

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $114,000 and $337,000 during the three month periods ended December 31, 2011, and December 31, 2010, respectively. Accounts receivable from Chrontel was approximately $114,000 and $50,000 at December 31, 2011 and September 30, 2011, respectively.
The Company purchases ASSP products from Giantec. At December 31, 2011, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the three months ended December 31, 2011, the Company purchased no products from Giantec. Accounts payable to Giantec was approximately $0 and $418,000 at December 31, 2011 and September 30, 2011, respectively. During the three months months ended December 31, 2011, the Company provided Giantec services of approximately $18,000 and received licensing fees from Giantec of approximately $10,000. Accounts receivable from Giantec was approximately $16,000 and $104,000 at December 31, 2011 and September 30, 2011, respectively.

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
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the first quarter of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first quarter of fiscal 2012 and in fiscal 2011. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 82% in the first three months of fiscal 2012, and approximately 85% in each of the first three months of fiscal 2011, and in fiscal 2011 and fiscal 2010. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2011	2010	2011	2010
Asia	61%	63%	64%	66%
Europe	20	21	20	18
U.S.	18	15	15	15
Other	1	1	1	1
Total	100%	100%	100%	100%
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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
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
Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include developed and in-process technology (IPR&D), customer relationships, trade names and non-compete agreements. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to eight years.
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
We are subject to income taxes in the U.S. and foreign countries, and we are subject to routine corporate income tax audits in certain of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We evaluate our uncertain tax positions and believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. However, the amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our overall provision requirement could change due to the issuance of new regulations or new case law, management's judgments on undistributed foreign earnings including judgments about and intentions concerning our future operations, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.
Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3: Impact of Recently Issued Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.
Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $66.2 million in the three months ended December 31, 2011 from $66.1 million in the three months ended December 31, 2010. Increases in our DRAM revenue and analog revenue from our acquisition of Si En which closed on January 31, 2011 was largely offset by decreases in our ASSP revenue as a result of our deconsolidation of Giantec and decreases in our SRAM revenue. Our DRAM revenue increased by 17% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 principally as a result of a shift in product mix whereas our SRAM revenue decreased by 13% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily as a result of a decrease in unit shipments combined with a decrease in average selling prices. Our ASSP revenue decreased by $6.0 million in in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 as a result of our deconsolidation of Giantec. The three months ended December 31, 2011, included $2.4 million in analog revenue. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended December 31, 2011, revenue from our largest and second largest distributor accounted for approximately 13% and 12%, respectively, of our total net sales. In the three months ended December 31, 2010, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales.

Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $0.3 million to $22.2 million in the three months ended December 31, 2011 from $22.5 million in the three months ended December 31, 2010. Our gross margin was 33.5% in the three months ended December 31, 2011 which included a charge of 2.5% for inventory write-downs compared to 34.0% in the three months ended December 31, 2010 which included a 1.1% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the increase in gross margin and gross profit in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 can be attributed to the favorable impact in the current period from a decrease in product costs partially offset by an unfavorable impact as a result of a change in product mix. The decrease in gross profit dollars for our ASSP products in the three months ended December 31, 2011 compared to December 31, 2010 as a result of our deconsolidation of Giantec was partially offset by gross profit dollars contributed by our analog products as a result of our acquisition of Si En. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 13% to $7.6 million in the three months ended December 31, 2011 compared to $6.8 million in the three months ended December 31, 2010. As a percentage of net sales, research and development expenses increased to 11.5% in the three months ended December 31, 2011 from 10.2% in the three months ended December 31, 2010. The increase in research and development expenses of $0.8 million can be attributed to an increase in mask and other product development costs in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. A $0.7 million increase in research and development expenses for our analog products as a result of our acquisition of Si En was offset by a $0.9 million decrease in research and development expenses as a result of our deconsolidation of Giantec. We expect the dollar amount of our research and development expenses to remain relatively flat in the March 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 1% to $9.5 million in the three months ended December 31, 2011 from $9.4 million in the three months ended December 31, 2010. As a percentage of net sales, selling, general and administrative expenses increased to 14.4% in the three months ended December 31, 2011 from 14.2% in the three months ended December 31, 2010. The increase in selling, general and administrative expenses of $0.1 million was mainly attributable to an increase of $0.2 million in stock-based compensation expense and an increase in headcount related expenses partially offset by a decrease in sales commissions and a decrease in legal expenses in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Selling, general and administrative expenses for the three months ended December 31, 2010 includes approximately $0.2 million in legal expenses in connection with our acquisition of Si En. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the March 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.2 million in the three months ended December 31, 2011 compared to $0.3 million in the three months ended December 31, 2010. The $0.2 million of interest and other income in the three months ended December 31, 2011 is comprised primarily of rental income of $0.3 million from the lease of excess space in our Taiwan facility offset by foreign exchange losses of $0.1 million. The $0.3 million of interest and other income in the three months ended December 31, 2010 is comprised primarily of rental income from the lease of excess space in our Taiwan facility.
Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the three months ended December 31, 2010 as we sold an investment for approximately $0.6 million and recorded a pre-tax gain of approximately $0.6 million.
Provision for income taxes. For the three months ended December 31, 2011, we recorded income tax expense of $1.5 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended December 31, 2010, we recorded an income tax expense of $1,000 in which is comprised of foreign tax and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
Net (income) loss attributable to noncontrolling interests. The net (income) loss attributable to noncontrolling interests was a loss of $21,000 in the three months ended December 31, 2011 compared to income of $2,000 in the three months ended December 31, 2010.

Liquidity and Capital Resources
As of December 31, 2011, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $102.2 million. During the three months ended December 31, 2011, we generated cash of $7.6 million from operating activities compared to $4.9 million used in the three months ended December 31, 2010. The cash provided by operations in the three months ended December 31, 2011 was primarily due to our net income of $3.8 million adjusted for non-cash items of $4.8 million and decreases in inventories of $5.9 million and decreases in accounts receivable of $4.2 million. This was partially offset by decreases in accounts payable of $7.3 million, decreases in accrued liabilities of $1.2 million, and increases in other assets of $2.6 million. The cash used for operations in the three months ended December 31, 2010 was primarily due to decreases in accounts payable of $6.6 million, increases in inventories of $3.5 million, increases in other assets of $2.3 million and decreases in accrued liabilities of $2.2 million. This was partially offset by our net income of $7.2 million adjusted for non-cash items of $1.7 million and decreases in accounts receivable of $0.8 million.
In the three months ended December 31, 2011, we used $1.4 million for investing activities compared to $6.6 million used in the three months ended December 31, 2010. The cash used in the three months ended December 31, 2011 included $1.7 million for the acquisition of property, equipment and leasehold improvements. In the three months ended December 31, 2011, we generated $0.3 million from net sales of available-for-sale securities. The cash used in the three months ended December 31, 2010 included a $6.5 million cash impact from the deconsolidation of Giantec, $1.7 million to collateralize accounts payable to a supplier and $0.5 million for the acquisition of property, equipment and leasehold improvements. In the three months ended December 31, 2010, we generated $1.5 million from the sale of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million.
In the three months ended December 31, 2011, we made capital expenditures of approximately $1.7 million for test equipment, engineering tools, and computer hardware and software compared to $0.5 million in the three months ended December 31, 2010. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $0.8 million from financing activities during the three months ended December 31, 2011 compared to $0.5 million during the three months ended December 31, 2010. Our source of financing for the three months ended December 31, 2011 was proceeds from the issuance of common stock of $1.3 million from stock option exercises and borrowings of $4.0 million under short-term lines of credit. In the three months ended December 31, 2011, we used $4.0 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory withhold requirements upon the vesting of RSUs. Our source of financing for the three months ended December 31, 2010 was proceeds of $0.5 million from stock option exercises.
We have $12.9 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through November 2012. As of December 31, 2011, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.1 million at December 31, 2011.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
At December 31, 2011, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Off-Balance Sheet Arrangements
We may be obligated to indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws provide that indemnification may be provided to our agents. We have directors’ and officers’ insurance pursuant to which we may be reimbursed for certain indemnity expenses, subject to the terms of the insurance policy. We cannot estimate the amount of potential future indemnity expenses that we may be required to make. The amount of available directors’ and officers’ insurance may not be sufficient to cover our indemnity obligations, which may have a material adverse effect on our results of operations in future periods.
Other than as set forth above, we are not currently party to any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2011, we recorded exchange losses of approximately $0.1 million, whereas in fiscal 2011, we recorded exchange gains of approximately $0.4 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $102.2 million at December 31, 2011. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at December 31, 2011 was approximately $1.4 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.6 million or $1.3 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. Plaintiff has served discovery on us and we are preparing to vigorously defend the allegations in the complaint.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013. Plaintiff has served discovery on us and we are preparing to vigorously defend the allegations in the complaint.
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
In the first quarter of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter which was partially a result of a decrease in unit shipments of our SRAM products. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We experienced a sequential decline in revenue from $37.7 million in our December 2008 quarter to $31.3 million in our March 2009 quarter primarily as a result of a significant decrease in unit shipments of our SRAM products and a decline in the average selling prices for our DRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010 and fiscal 2011, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
Foundry capacity can be limited, resulting in higher wafer prices, and we may be required to enter into costly arrangements to secure foundry capacity in the future.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2012, in fiscal 2011, and in fiscal 2010, we recorded inventory write-downs of $1.6 million, $3.5 million, and $2.9 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
Strong competition in the semiconductor market may harm our business.
The semiconductor market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in January 2011, we acquired Si En Integration Holding Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions (including our acquisition of Si En) involve numerous risks, including:

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
In the three months ended December 31, 2011, approximately 18% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 61% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
While we did not repurchase any shares in the three months ended December 31, 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At December 31, 2011, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Though we have been profitable for ten consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	February 9, 2012	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)