Form 10-Q
period 2012-03-31
INTEGRATED SILICON SOLUTION INC
filed 2012-05-08
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of May 4, 2012 was 27,314,255.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$62,505	$63,257	$128,669	129,360
Cost of sales	41,384	42,322	85,350	85,960
Gross profit	21,121	20,935	43,319	43,400
Operating expenses:
Research and development	6,506	6,821	14,107	13,571
Selling, general and administrative	9,418	8,612	18,915	17,979
Total operating expenses	15,924	15,433	33,022	31,550
Operating income	5,197	5,502	10,297	11,850
Interest and other income, net	(194)	291	19	598
Gain on sale of investments	—	—	—	560
Income before income taxes	5,003	5,793	10,316	13,008
Provision for income taxes	1,406	35	2,950	36
Consolidated net income	3,597	5,758	7,366	12,972
Net loss attributable to noncontrolling interests	4	23	25	21
Net income attributable to ISSI	$3,601	$5,781	7,391	12,993
Basic net income per share	$0.13	$0.22	$0.28	0.49
Shares used in basic per share calculation	27,053	26,563	26,845	26,435
Diluted net income per share	$0.12	$0.20	$0.26	0.46
Shares used in diluted per share calculation	28,913	28,498	28,642	28,203
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2012	September 30, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$95,384	$83,863
Restricted cash	7,010	6,786
Short-term investments	4,481	4,761
Accounts receivable, net	36,844	39,460
Inventories	47,842	56,796
Deferred tax assets	11,867	10,044
Other current assets	7,473	6,325
Total current assets	210,901	208,035
Property, equipment and leasehold improvements, net	30,129	28,959
Purchased intangible assets, net	10,130	11,081
Goodwill	9,463	9,463
Deferred tax assets	19,002	19,028
Other assets	18,631	15,421
Total assets	$298,256	$291,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,545	$36,395
Accrued compensation and benefits	4,981	6,363
Accrued expenses	8,205	4,711
Total current liabilities	43,731	47,469
Other long-term liabilities	5,145	9,272
Total liabilities	48,876	56,741
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	326,139	321,131
Accumulated deficit	(79,937)	(87,328)
Accumulated other comprehensive income (loss)	1,804	(1,252)
Total ISSI stockholders’ equity	248,009	232,554
Noncontrolling interest	1,371	2,692
Total stockholders’ equity	249,380	235,246
Total liabilities and stockholders’ equity	$298,256	$291,987

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Consolidated net income	$7,366	$12,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,726	2,265
Stock-based compensation	2,447	1,983
Amortization of intangibles	951	722
Gain on sale of investments	—	(560)
Equity in net income of affiliate	—	(18)
Loss on the deconsolidation of Giantec	—	30
Net foreign currency transaction losses	643	107
Deferred tax assets	2,702	—
Other non-cash items	92	142
Net effect of changes in current and other assets and current liabilities	(1,916)	(14,915)
Net cash provided by operating activities	15,011	2,728
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(3,127)	(1,411)
Acquisition of noncontrolling interest in Wintram	(2,370)	—
Investment in joint venture	(2,000)	—
Investment in Si En, net of cash acquired	—	(15,960)
Proceeds from sale of investments	—	560
Reduction in cash balances upon deconsolidation of Giantec	—	(6,455)
Increase in restricted cash	(224)	(1,930)
Purchases of available-for-sale securities	(982)	(1,151)
Proceeds from sales of available-for-sale securities	1,304	1,502
Cash used in investing activities	(7,399)	(24,845)
Cash flows from financing activities
Repurchases and retirement of common stock	(464)	(18)
Proceeds from issuance of common stock	4,028	2,361
Proceeds from borrowings under short-term lines of credit	7,732	—
Principal payments of short-term lines of credit	(7,732)	—
Cash provided by financing activities	3,564	2,343
Effect of exchange rate changes on cash and cash equivalents	345	795
Net increase (decrease) in cash and cash equivalents	11,521	(18,979)
Cash and cash equivalents at beginning of period	83,863	81,665
Cash and cash equivalents at end of period	$95,384	$62,686
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
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. In August 2011, the Company sold approximately 37% of its shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations. Effective September 1, 2011, the Company accounts for Giantec on the cost basis.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition.
The Company’s operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

3.	Impact of Recently Issued Accounting Pronouncements
Accounting Pronouncements
The following issued accounting pronouncement is not yet effective for the Company as of March 31, 2012.
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this amendment requires that an entity present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective for the

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company beginning in the first quarter of fiscal 2013 and is to be applied retrospectively. This amendment will impact the presentation of the financial statements but will not impact the Company's financial position, results of operations or cash flows.
Impact of Recently Adopted Accounting Standards
During the first six months of fiscal 2012, the Company adopted the following accounting standards, which did not have a material effect on its consolidated results of operations during such period or its financial condition at the end of such period:
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2012, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at March 31, 2012 and September 30, 2011.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	March 31, 2012	September 30, 2011
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$34,299	$34,281
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,482	1,497
	$35,781	$35,778

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of our Level 1 assets during the three months ended March 31, 2012.
As of March 31, 2012, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

March 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,299	$—	$—	$34,299
Certificates of deposit	11,869	—	—	11,869
SMIC common stock	3,426	—	(1,944)	1,482
Total	49,594	—	(1,944)	47,650
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,169)	—	—	(43,169)
	$6,425	$—	$(1,944)	$4,481

September 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,281	$—	$—	$34,281
Certificates of deposit	12,051	—	—	12,051
SMIC common stock	3,426	—	(1,929)	1,497
Total	49,758	—	(1,929)	47,829
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,068)	—	—	(43,068)
	$6,690	$—	$(1,929)	$4,761

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2012 and September 30, 2011, the gross unrealized holding losses were related to our SMIC common stock that had been in a continuous loss position for less than twelve months.
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
The Company had no debt securities at March 31, 2012 and September 30, 2011. As of March 31, 2012 and September 30, 2011, the Company had cash, cash equivalents and short-term investments of $30.1 million ($3.1 million of which is in China and subject to exchange control regulations) and $41.6 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At March 31, 2012, 1,638,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2012, 902,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Stock-based compensation
Cost of sales	$33	$57	$66	$96
Research and development	343	282	658	541
Selling, general and administrative	886	758	1,723	1,346
Total stock-based compensation	1,262	1,097	2,447	1,983
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,262	$1,097	$2,447	$1,983
As of March 31, 2012, there was approximately $8.9 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.49 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of March 31, 2012, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and six month periods ended March 31, 2012 and 2011 were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Options
Weighted-average fair value of grants	$4.79	$4.97	$4.49	$3.86
Expected term in years	4.37	4.37	4.37	4.37
Estimated volatility	60%	57%	60%	58%
Risk-free interest rate	0.61%	1.76%	0.68%	1.21%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$2.98	$3.18	$2.98	$3.18
Expected term in years	0.50	0.50	0.50	0.50
Estimated volatility	52%	53%	52%	53%
Risk-free interest rate	0.07%	0.18%	0.07%	0.18%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month period ended March 31, 2011 was $10.64 per share and the weighted average grant date fair value of RSUs granted in the six month periods ended March 31, 2012 and 2011, was $9.36 per share and $7.41 per share, respectively.
During the six months ended March 31, 2012, employees purchased a total of 97,000 shares for $0.7 million under the ESPP. During the six months ended March 31, 2011, employees purchased a total of 81,000 shares for $0.6 million under the ESPP.
A summary of the Company’s stock option activity and related information for the six months ended March 31, 2012 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	4,851	$5.57
Granted	883	$9.42
Exercised	(636)	$5.21		$3,074
Cancelled/Expired	(66)	$10.79
Outstanding at March 31, 2012	5,032	$6.22	4.41	$24,865
Exercisable at March 31, 2012	2,718	$5.23	3.36	$16,133
Vested and expected to vest after March 31, 2012	4,889	$6.16	4.37	$24,436

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2012 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2011	382	$7.84
Granted	100	$9.36
Vested	(144)	$7.64	$1,356
Forfeited	—	$—
Outstanding at March 31, 2012	338	$8.37	$3,778

6.	Concentrations
In the three and six months ended March 31, 2012, revenue from the Company's largest distributor accounted for 15% and 14%, respectively, of the Company's total net sales. In each of the three and six months ended March 31, 2012, revenue from the Company's second largest distributor accounted for approximately 14% of the Company's total net sales. In the three and six months ended March 31, 2011, revenue from the Company's largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales. In each of the three and six months ended March 31, 2011, revenue from the Company's second largest distributor accounted for approximately 13% of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	March 31, 2012	September 30, 2011
	(In thousands)
Purchased components	$14,612	$15,826
Work-in-process	13,610	12,323
Finished goods	19,620	28,647
	$47,842	$56,796
During the three and six months ended March 31, 2012, the Company recorded inventory write-downs of $1.2 million and $2.8 million, respectively. During the three months and six months ended March 31, 2011, the Company recorded inventory write-downs of $0.8 million and $1.5 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Restricted assets	$237	$230
Deposits to foundry for capacity	9,299	10,000
Investment in Giantec	4,025	4,025
Other	5,070	1,166
	$18,631	$15,421

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, in the December 2010 quarter, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. In August 2011, the Company sold approximately 37% of its shares in Giantec for $2.2 million resulting in no gain and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations in interest and other income, net. Effective September 1, 2011, the Company accounts for Giantec on the cost basis and its investment in Giantec in included in Other assets on the Company's consolidated balance sheets.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
March 31, 2012
Developed technology	$7,485	$1,516	$5,969
In-process technology (IPR&D)	870	—	870
Customer relationships	3,800	887	2,913
Other	570	192	378
Total	$12,725	$2,595	$10,130
September 30, 2011
Developed technology	$6,760	$1,028	$5,732
In-process technology (IPR&D)	1,595	—	1,595
Customer relationships	3,800	506	3,294
Other	570	110	460
Total	$12,725	$1,644	$11,081
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Reported as:
Cost of sales	$254	$332	$488	$568
Operating expenses	231	154	463	154
Total	$485	$486	$951	$722
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at March 31, 2012 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 6.95 years, 3.83 years and 2.40 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset. In this regard, in the three months ended March 31, 2012, $0.7 million was transferred from IPR&D to developed technology upon completion of the projects.

Fiscal year
Remainder of 2012	$977
2013	1,953
2014	1,790
2015	1,566
2016	1,034
Thereafter	1,940
Total	$9,260

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.	Stockholders’ Equity
The changes in the components of Stockholders’ Equity since the beginning of fiscal 2012 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2011	$3	$321,131	$(87,328)	$(1,252)	$2,692
Net income	—	—	7,391	—	(25)
Change in cumulative translation adjustment, net of tax	—	—	—	3,048	—
Change in unrealized losses on investments, net of tax	—	—	—	(10)	—
Change in retirement plan obligations, net of tax	—	—	—	18	—
Shares issued under equity compensation plans	—	4,028	—	—	—
Stock-based compensation	—	2,447	—	—	—
RSUs withheld for statutory withholding taxes	—	(464)	—	—	—
Change in noncontrolling interest in Wintram	—	9	—	—	62
Acquisition of noncontrolling interest in Wintram	—	(1,012)	—	—	(1,358)
Balance at March 31, 2012	$3	$326,139	$(79,937)	$1,804	$1,371
In the three months ended March 31, 2012, the Company acquired the noncontrolling interest in Wintram for $2.4 million which resulted in a reduction of additional paid-in capital of $1.0 million and a reduction of noncontrolling interest of $1.4 million.
Comprehensive income includes net income as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition and actuarial gains and losses.

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Consolidated net income	$3,597	$5,758	$7,366	$12,972
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2,379	2,529	3,048	4,759
Change in unrealized gains (losses) on investments	24	153	(10)	150
Change in retirement plan actuarial losses	23	15	47	30
Change in retirement plan transition obligation	(14)	(14)	(29)	(29)
Comprehensive income	$6,009	$8,441	$10,422	$17,882
Comprehensive loss attributable to noncontrolling interest	4	23	25	21
Comprehensive income attributable to ISSI	$6,013	$8,464	$10,447	$17,903

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2012	September 30, 2011
	(In thousands)
Accumulated foreign currency translation adjustments	$5,164	$2,116
Accumulated net unrealized loss on SMIC	(1,223)	(1,213)
Accumulated net retirement plan transition obligation	282	311
Accumulated net retirement plan actuarial losses	(2,419)	(2,466)
Total accumulated other comprehensive income (loss)	$1,804	$(1,252)

11.	Income Taxes
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
For the three months and six months ended March 31, 2012, the Company recorded income tax expense of $1.4 million and $3.0 million, respectively, that represents an effective tax rate of approximately 28% and 29%, respectively. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months and six months ended March 31, 2011, the Company recorded an income tax expense of $35,000 and $36,000, respectively, which was comprised of foreign taxes on certain income earned by the Company's foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
As of March 31, 2012, the Company had no unrecognized tax positions that would impact its effective tax rate.

12.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$3,601	$5,781	$7,391	$12,993
Denominator for basic net income per share:
Weighted average common shares outstanding	27,053	26,563	26,845	26,435
Dilutive stock options and awards	1,860	1,935	1,797	1,768
Denominator for diluted net income per share	28,913	28,498	28,642	28,203
Basic net income per share	$0.13	$0.22	$0.28	$0.49
Diluted net income per share	$0.12	$0.20	$0.26	$0.46
For the three months and six months ended March 31, 2012, stock options and awards for 1,275,000 and 1,886,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2011, stock options and awards for 1,189,000 and 911,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Common Stock Repurchase Program
In the three and six month periods ended March 31, 2012, the Company did not repurchase any shares of its common stock in the open market. As of March 31, 2012, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of March 31, 2012, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2012, the Company withheld 49,330 shares to satisfy approximately $464,000 of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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
Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. The Company and the plaintiff entered into a settlement and license agreement on March 29, 2012 and are awaiting judicial approval of a Joint Stipulation to Dismiss the litigation with prejudice filed on April 2, 2012.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by the Company's products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013. The parties have exchanged discovery requests and responses. The Company continues to vigorously defend the allegations in the complaint.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2012, the Company had approximately $14.2 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

15.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Net sales
United States	$10,923	$10,612	$22,775	$20,428
China	2,467	1,784	4,998	5,474
Hong Kong	13,846	17,409	28,094	32,868
Japan	6,531	5,750	14,760	11,966
Korea	2,200	2,350	5,227	5,811
Taiwan	6,004	6,570	12,370	13,870
Other Asia Pacific countries	4,741	4,931	10,912	10,781
Europe	15,345	13,464	28,727	27,351
Other	448	387	806	811
Total net sales	$62,505	$63,257	$128,669	$129,360

	March 31, 2012	September 30, 2011
	(In thousands)
Long-lived assets
United States	$821	$1,216
Hong Kong	2	5
China	1,725	706
Taiwan	27,581	27,032
	$30,129	$28,959
 Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $172,000 and $286,000 during the three months and six months ended March 31, 2012, respectively. Sales to Chrontel were $207,000 and $544,000 during the three months and six months ended March 31, 2011, respectively. Accounts receivable from Chrontel was approximately $125,000 and $50,000 at March 31, 2012 and September 30, 2011, respectively.
The Company purchases ASSP products from Giantec. At March 31, 2012, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the three months and six months ended March 31, 2012, the Company purchased no products from Giantec. During the three months ended March 31, 2011, the Company purchased approximately $339,000 of products from Giantec. Accounts payable to Giantec was approximately $0 and $418,000 at March 31, 2012 and September 30, 2011, respectively. During the three months months and six months ended March 31, 2012, the Company provided Giantec services of approximately $18,000 and $36,000, respectively, and received licensing fees from Giantec of approximately $12,000 and $22,000, respectively. During the three months ended March 31, 2011, the Company provided services of approximately $24,000 to Giantec and received licensing fees of approximately $22,000. Accounts receivable from Giantec was approximately $28,000 and $104,000 at March 31, 2012 and September 30, 2011, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the first six months of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec) which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Giantec raised approximately $3.8 million from an outside investor. On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. In August 2011, we sold approximately 37% of our shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing our ownership interest in Giantec to approximately 19.85%. Our consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, we accounted for Giantec on the equity method and our results included our percentage share of Giantec’s results of operations. Effective September 1, 2011, we account for Giantec on the cost basis.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first six months of fiscal 2012 and in fiscal 2011. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 82% in the first six months of fiscal 2012, approximately 84% in the first six months of fiscal 2011, and approximately 85% in both fiscal 2011 and fiscal 2010. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2012	2011	2011	2010
Asia	59%	62%	64%	66%
Europe	22	21	20	18
U.S.	18	16	15	15
Other	1	1	1	1
Total	100%	100%	100%	100%
Our sales are generally made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventories and operating expenses.
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

Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts operating expense when we record impairments; (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
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
Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3: Impact of Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased to $62.5 million in the three months ended March 31, 2012 from $63.3 million in the three months ended March 31, 2011. Our analog revenue decreased by $1.5 million in the three months ended March 31, 2012 from the three months ended March 31, 2011 primarily as a result of a shift in the China market from feature phones to smart phones. This decrease was partially offset by an increase in our DRAM revenue in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 principally as a result of a favorable shift in product mix. Our SRAM revenue was essentially flat in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended March 31, 2012, revenue from our largest and second largest distributor accounted for approximately 15% and 14%, respectively, of our total net sales. In the three months ended March 31, 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales.

Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $0.2 million to $21.1 million in the three months ended March 31, 2012 from $20.9 million in the three months ended March 31, 2011. Our gross margin was 33.8% in the three months ended March 31, 2012 which included a charge of 1.9% for inventory write-downs compared to 33.1% in the three months ended March 31, 2011 which included a 1.2% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the increase in gross margin and gross profit in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 can be attributed to the favorable impact in the current period of a change in product mix as well as a decrease in product costs for certain products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses decreased by 5% to $6.5 million in the three months ended March 31, 2012 compared to $6.8 million in the three months ended March 31, 2011. As a percentage of net sales, research and development expenses decreased to 10.4% in the three months ended March 31, 2012 from 10.8% in the three months ended March 31, 2011. The decrease in research and development expenses of $0.3 million can be attributed to an decrease in mask and other product development costs partially offset by an increase in headcount related expenses in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We expect the dollar amount of our research and development expenses to increase in the June 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 9% to $9.4 million in the three months ended March 31, 2012 from $8.6 million in the three months ended March 31, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 15.1% in the three months ended March 31, 2012 from 13.6% in the three months ended March 31, 2011. The increase in selling, general and administrative expenses of $0.8 million was mainly attributable to an increase in headcount related expenses and an increase in stock-based compensation expense partially offset by a decrease in sales commissions in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the June 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income (expense), net. Interest and other income (expense), net was expense of $0.2 million in the three months ended March 31, 2012 compared to income of $0.3 million in the three months ended March 31, 2011. The $0.2 million of interest and other income (expense), net in the three months ended March 31, 2012 is comprised of an exchange loss of $0.5 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar partially offset by rental income of $0.3 million from the lease of excess space in our Taiwan facility. The $0.3 million of interest and other income in the three months ended March 31, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility.
Provision for income taxes. For the three months ended March 31, 2012, we recorded income tax expense of $1.4 million that represents an effective tax rate of approximately 28%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended March 31, 2011, we recorded an income tax expense of $35,000 which was comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $4,000 in the three months ended March 31, 2012 compared to $23,000 in the three months ended March 31, 2011.
Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011
Net Sales. Net sales decreased to $128.7 million in the six months ended March 31, 2012 from $129.4 million in the six months ended March 31, 2011. The decrease in net sales of $0.7 million was principally due to a decease in ASSP and SRAM revenue partially offset by an increase in DRAM and analog revenue in the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Our DRAM revenue increased by 10% in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 principally as a result of a favorable shift in product mix whereas our SRAM revenue decreased by 7% in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 as a result of a decrease in unit shipment and average selling prices. The six months ended March 31, 2012 included $4.6 of analog revenue compared to $3.7 million in six months ended March 31, 2011 from our acquisition of Si En which closed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $6.3 million in the six months ended March 31, 2012 compared to the six months ended March 31, 2011.

In the six months ended March 31, 2012, revenue from each of our largest and second largest distributor accounted for approximately 14% of our total net sales. In the six months ended March 31, 2011, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales.
Gross profit. Gross profit decreased by $0.1 million to $43.3 million in the six months ended March 31, 2012 from $43.4 million in the six months ended March 31, 2011. Our gross margin was 33.7% in the six months ended March 31, 2012 which included a charge of 2.2% for inventory write-downs compared to 33.6% in the six months ended March 31, 2011 which included a 1.1% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the increase in gross margin in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 can be attributed to the favorable impact in the current period of a change in product mix as well as a decrease in product costs for certain products.
Research and development. Research and development expenses increased by 4% to $14.1 million in the six months ended March 31, 2012 from $13.6 million in the six months ended March 31, 2011. As a percentage of net sales, research and development expenses increased to 11.0% in the six months ended March 31, 2012 from 10.5% in the six months ended March 31, 2011. The increase in research and development expenses of $0.5 million can be attributed to an increase in headcount related expenses in the six months ended March 31, 2012 compared to the six months ended March 31, 2011.
Selling, general and administrative. Selling, general and administrative expenses increased by 5% to $18.9 million in the six months ended March 31, 2012 from $18.0 million in the six months ended March 31, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 14.7% in the six months ended March 31, 2012 from 13.9% in the six months ended March 31, 2011. The increase in selling, general and administrative expenses of $0.9 million can be attributed to an increase in headcount related expenses, stock-based compensation expenses and amortization of intangibles related to our acquisition of Si En offset by a decrease in sales commissions in the six months ended March 31, 2012 compared to the six months ended March 31, 2011.
Interest and other income, net. Interest and other income, net was $19,000 in the six months ended March 31, 2012 compared to $0.6 million in the six months ended March 31, 2011. The $19,000 of interest and other income in the six months ended March 31, 2012 is comprised primarily of $0.7 million in rental income from the lease of excess space in our Taiwan facility partially offset by an exchange loss of $0.6 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar. The $0.6 million of interest and other income in the six months ended March 31, 2011 is comprised primarily of rental income from the lease of excess space in our Taiwan facility.
Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the six months ended March 31, 2011 as we sold an investment for approximately $0.6 million and recorded a pre-tax gain of approximately $0.6 million.
Provision for income taxes. For the six months ended March 31, 2012, we recorded income tax expense of $3.0 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the six months ended March 31, 2011, we recorded an income tax expense of $36,000 in which was comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $25,000 in the six months ended March 31, 2012 compared to $21,000 in the six months ended March 31, 2011.

Liquidity and Capital Resources
As of March 31, 2012, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $106.9 million. During the six months ended March 31, 2012, we generated cash of $15.0 million from operating activities compared to $2.7 million generated in the six months ended March 31, 2011. The cash provided by operations in the six months ended March 31, 2012 was primarily due to our net income of $7.4 million adjusted for non-cash items of $9.5 million and decreases in inventories of $10.0 million and decreases in accounts receivable of $2.9 million. This was partially offset by decreases in accounts payable of $6.7 million, decreases in accrued liabilities of $2.2 million, and increases in other assets of $5.9 million. The cash provided by operations in the six months ended March 31, 2011 was primarily due to our net income of $13.0 million adjusted for non-cash items of $4.6 million and decreases in accounts receivable of $3.4 million. This was partially offset by decreases in accounts payable of $9.1 million, decreases in accrued liabilities of $3.5 million, increases in inventories of $5.0 million and increases in other assets of $0.7 million.
In the six months ended March 31, 2012, we used $7.4 million for investing activities compared to $24.8 million used in the six months ended March 31, 2011. The cash used in the six months ended March 31, 2012 included $3.1 million for the acquisition of property, equipment and leasehold improvements, $2.4 million for the acquisition of the noncontrolling interest in Wintram, $2.0 million for a minority investment in a joint venture and $0.2 million for an increase in restricted cash. In the six months ended March 31, 2012, we generated $0.3 million from net sales of available-for-sale securities. The cash used in the six months ended March 31, 2011 included $16.0 million net of the cash acquired for the acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $1.9 million to collateralize accounts payable to a supplier and $1.4 million for the acquisition of property, equipment and leasehold improvements. In the six months ended March 31, 2011, we generated $0.4 million from net sales of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million.
In the six months ended March 31, 2012, we made capital expenditures of approximately $3.1 million for test equipment, engineering tools, and computer hardware and software compared to $1.4 million in the six months ended March 31, 2011. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $3.6 million from financing activities during the six months ended March 31, 2012 compared to $2.3 million during the six months ended March 31, 2011. Our source of financing for the six months ended March 31, 2012 was proceeds from the issuance of common stock of $4.0 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $7.7 million under short-term lines of credit. In the six months ended March 31, 2012, we used $7.7 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs. Our source of financing for the six months ended March 31, 2011 was proceeds from the issuance of common stock of $2.4 million from stock option exercises and sales under our employee stock purchase plan.
We have $13.1 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2013. As of March 31, 2012, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.4 million at March 31, 2012.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
At March 31, 2012, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months and six months ended March 31, 2012, we recorded exchange losses of approximately $0.5 million and approximately $0.6 million, respectively, whereas in fiscal 2011, we recorded exchange gains of approximately $0.4 million. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $106.9 million at March 31, 2012. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own common shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at March 31, 2012 was approximately $1.5 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.6 million or $1.3 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by us and seeks a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. On April 1, 2011, an amended complaint naming additional defendants was filed. On October 18, 2011, the scheduling order for the litigation was issued setting a discovery cut-off date of August 17, 2012 and a jury trial date of May 14, 2013. We and the plaintiff entered into a settlement and license agreement on March 29, 2012 and are awaiting judicial approval of a Joint Stipulation to Dismiss the litigation with prejudice filed on April 2, 2012.
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. A pretrial preparation order was issued on November 18, 2011 setting a discovery cut-off date of November 30, 2012 and a jury trial date of September 30, 2013. The parties have exchanged discovery requests and responses. We continue to vigorously defend the allegations in the complaint.
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
In the first six months of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter which was partially a result of a decrease in unit shipments of our SRAM products. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010 and fiscal 2011, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers, our business will be harmed.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, Promos, SMIC, TSMC, Global Foundries, Hynix and IBM. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need. In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2012, in fiscal 2011, and in fiscal 2010, we recorded inventory write-downs of $2.8 million, $3.5 million, and $2.9 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
In the six months ended March 31, 2012, approximately 18% of our net sales was attributable to customers located in the U.S., 22% was attributable to customers located in Europe and 59% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	foreign currency fluctuations;

•	duties, tariffs and other trade barriers and restrictions;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters such as the events in Japan in March 2011.
Adverse changes in our effective tax rate will harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
While we did not repurchase any shares in the six months ended March 31, 2012, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At March 31, 2012, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Though we have been profitable for eleven consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	May 8, 2012	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)