Form 10-Q
period 2012-06-30
INTEGRATED SILICON SOLUTION INC
filed 2012-08-09
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of August 3, 2012 was 27,494,775.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$64,781	$69,809	$193,450	$199,169
Cost of sales	43,444	46,639	128,794	132,599
Gross profit	21,337	23,170	64,656	66,570
Operating expenses:
Research and development	6,749	6,525	20,856	20,096
Selling, general and administrative	9,392	9,120	28,307	27,099
Total operating expenses	16,141	15,645	49,163	47,195
Operating income	5,196	7,525	15,493	19,375
Interest and other income, net	405	660	424	1,258
Gain on sale of investments	—	—	—	560
Income before income taxes	5,601	8,185	15,917	21,193
Provision for income taxes	2,454	90	5,404	126
Consolidated net income	3,147	8,095	10,513	21,067
Net (income) loss attributable to noncontrolling interests	(10)	(5)	15	16
Net income attributable to ISSI	$3,137	$8,090	$10,528	$21,083
Basic net income per share	$0.11	$0.30	$0.39	$0.79
Shares used in basic per share calculation	27,316	26,768	27,002	26,546
Diluted net income per share	$0.11	$0.28	$0.37	$0.74
Shares used in diluted per share calculation	29,069	28,551	28,801	28,322
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2012	September 30, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$96,584	$83,863
Restricted cash	6,923	6,786
Short-term investments	3,958	4,761
Accounts receivable, net	39,720	39,460
Inventories	46,095	56,796
Deferred tax assets	5,641	10,044
Other current assets	17,093	6,325
Total current assets	216,014	208,035
Property, equipment and leasehold improvements, net	30,223	28,959
Purchased intangible assets, net	9,632	11,081
Goodwill	9,463	9,463
Deferred tax assets	19,876	19,028
Other assets	18,082	15,421
Total assets	$303,290	$291,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,330	$36,395
Accrued compensation and benefits	5,810	6,363
Accrued expenses	9,417	4,711
Total current liabilities	45,557	47,469
Other long-term liabilities	5,095	9,272
Total liabilities	50,652	56,741
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	327,732	321,131
Accumulated deficit	(76,800)	(87,328)
Accumulated other comprehensive income (loss)	322	(1,252)
Total ISSI stockholders’ equity	251,257	232,554
Noncontrolling interest	1,381	2,692
Total stockholders’ equity	252,638	235,246
Total liabilities and stockholders’ equity	$303,290	$291,987

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Consolidated net income	$10,513	$21,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,105	3,511
Stock-based compensation	3,730	2,966
Amortization and write-off of intangibles	1,449	1,379
Gain on sale of investments	—	(560)
Equity in net income of affiliate	—	(269)
Loss on the deconsolidation of Giantec	—	30
Net foreign currency transaction losses	532	77
Deferred tax assets	3,802	—
Other non-cash items	102	209
Net effect of changes in current and other assets and current liabilities	(6,639)	(8,842)
Net cash provided by operating activities	17,594	19,568
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(4,900)	(4,074)
Acquisition of noncontrolling interest in Wintram	(2,370)	—
Investment in joint venture	(2,000)	—
Investment in Si En, net of cash acquired	—	(15,960)
Proceeds from sale of investments	—	560
Proceeds from sale of assets	—	20
Reduction in cash balances upon deconsolidation of Giantec	—	(6,455)
Increase in restricted cash	(137)	(2,080)
Purchases of available-for-sale securities	(1,081)	(2,062)
Proceeds from sales of available-for-sale securities	1,395	2,681
Cash used in investing activities	(9,093)	(27,370)
Cash flows from financing activities
Repurchases and retirement of common stock	(464)	(18)
Proceeds from issuance of common stock	4,338	2,508
Proceeds from borrowings under short-term lines of credit	19,446	5,000
Principal payments of short-term lines of credit	(19,446)	(5,000)
Cash provided by financing activities	3,874	2,490
Effect of exchange rate changes on cash and cash equivalents	346	1,814
Net increase (decrease) in cash and cash equivalents	12,721	(3,498)
Cash and cash equivalents at beginning of period	83,863	81,665
Cash and cash equivalents at end of period	$96,584	$78,167
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
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Shanghai Zhang Jiang Science & Technology Investment Corporation invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. In August 2011, the Company sold approximately 37% of its shares in Giantec and, on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated statements of income reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations. Effective September 1, 2011, the Company accounts for Giantec on the cost basis.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition.
The Company’s operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

3.	Impact of Recently Issued Accounting Pronouncements
Accounting Pronouncements
The following issued accounting pronouncement is not yet effective for the Company as of June 30, 2012.
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
Impact of Recently Adopted Accounting Standards
During the first nine months of fiscal 2012, the Company adopted the following accounting standards, which did not have a material effect on its consolidated results of operations during such period or its financial condition at the end of such period:
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

As of June 30, 2012, the Company’s financial assets utilizing Level 1 inputs included a short-term investment security traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at June 30, 2012 and September 30, 2011.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	June 30, 2012	September 30, 2011
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$34,308	$34,281
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	983	1,497
	$35,291	$35,778

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of our Level 1 assets during the three months or nine months ended June 30, 2012.
As of June 30, 2012, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

June 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,308	$—	$—	$34,308
Certificates of deposit	13,785	—	—	13,785
SMIC common stock	3,426	—	(2,443)	983
Total	51,519	—	(2,443)	49,076
Less: Amounts included in cash, cash equivalents
and restricted cash	(45,118)	—	—	(45,118)
	$6,401	$—	$(2,443)	$3,958

September 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,281	$—	$—	$34,281
Certificates of deposit	12,051	—	—	12,051
SMIC common stock	3,426	—	(1,929)	1,497
Total	49,758	—	(1,929)	47,829
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,068)	—	—	(43,068)
	$6,690	$—	$(1,929)	$4,761

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2012 , the gross unrealized holding losses were related to our SMIC common stock that had been in a continuous loss position for more than twelve months. At September 30, 2011, the gross unrealized holding losses were related to our SMIC common stock that had been in a continuous loss position for less than twelve months. The Company determined that the decline in the fair value of SMIC was not other than temporary based on the Company's assessment that the decline was primarily a result of historically volatile semiconductor stock prices. The Company also considered the severity and the duration of the impairment of its SMIC investment which had risen above the Company's cost basis during fiscal 2011. The Company uses the weighted-average cost method to determine the cost basis of shares of SMIC.
As of June 30, 2012 and September 30, 2011, the Company had cash, cash equivalents and short-term investments of $35.9 million ($2.8 million of which is in China and subject to exchange control regulations) and $41.6 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under prior plans, though no further grants can be made under these prior plans. At June 30, 2012, 1,479,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2012, 902,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock-based compensation
Cost of sales	$35	$34	$101	$130
Research and development	395	255	1,053	796
Selling, general and administrative	853	694	2,576	2,040
Total stock-based compensation	1,283	983	3,730	2,966
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,283	$983	$3,730	$2,966
As of June 30, 2012, there was approximately $8.7 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.40 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of June 30, 2012, there was approximately $0.1 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2012 and 2011 were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Options
Weighted-average fair value of grants	$5.07	$4.28	$4.60	$3.87
Expected term in years	4.37	4.37	4.37	4.37
Estimated volatility	59%	58%	60%	58%
Risk-free interest rate	0.58%	1.39%	0.66%	1.21%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$—	$—	$2.98	$3.18
Expected term in years	—	—	0.50	0.50
Estimated volatility	—%	—%	52%	53%
Risk-free interest rate	—%	—%	0.07%	0.18%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month period ended June 30, 2012 was $10.80 per share and the weighted average grant date fair value of RSUs granted in the nine month periods ended June 30, 2012 and 2011, was $9.37 per share and $7.81 per share, respectively.
During the nine months ended June 30, 2012, employees purchased a total of 97,000 shares for $0.7 million under the ESPP. During the nine months ended June 30, 2011, employees purchased a total of 67,000 shares for $0.3 million under the ESPP.
A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2012 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	4,851	$5.57
Granted	1,074	$9.66
Exercised	(703)	$5.15		$3,471
Cancelled/Expired	(98)	$10.08
Outstanding at June 30, 2012	5,124	$6.40	4.26	$19,228
Exercisable at June 30, 2012	2,956	$5.35	3.30	$14,083
Vested and expected to vest after June 30, 2012	4,991	$6.34	4.22	$19,017

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2012 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2011	382	$7.84
Granted	101	$9.37
Vested	(144)	$7.64	$1,356
Forfeited	—	$10.64
Outstanding at June 30, 2012	339	$8.38	$3,422

6.	Concentrations
In the three and nine months ended June 30, 2012, revenue from the Company's largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2012, revenue from the Company's second largest distributor accounted for approximately 13% and 14%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2011, revenue from the Company's largest distributor accounted for approximately 16% and 15%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2011, revenue from the Company's second largest distributor accounted for approximately 12% and 13%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	June 30, 2012	September 30, 2011
	(In thousands)
Purchased components	$14,037	$15,826
Work-in-process	13,986	12,323
Finished goods	18,072	28,647
	$46,095	$56,796
During the three and nine months ended June 30, 2012, the Company recorded inventory write-downs of $1.8 million and $4.6 million, respectively. During the three months and nine months ended June 30, 2011, the Company recorded inventory write-downs of $0.8 million and $2.3 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

8.	Other Assets
Other assets consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Deposits to foundry for capacity	$8,645	$10,000
Investment in Giantec	4,025	4,025
Other	5,412	1,396
	$18,082	$15,421

On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
June 30, 2012
Developed technology	$7,775	$1,783	$5,992
In-process technology (IPR&D)	580	—	580
Customer relationships	3,800	1,077	2,723
Other	570	233	337
Total	$12,725	$3,093	$9,632
September 30, 2011
Developed technology	$6,760	$1,028	$5,732
In-process technology (IPR&D)	1,595	—	1,595
Customer relationships	3,800	506	3,294
Other	570	110	460
Total	$12,725	$1,644	$11,081
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Reported as:
Cost of sales	$267	$281	$755	$849
Operating expenses	231	231	694	385
Total	$498	$512	$1,449	$1,234

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at June 30, 2012 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 6.42 years, 3.58 years and 2.16 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset. In this regard, in the three and nine months ended June 30, 2012, $0.3 million and $1.0 million, respectively, was transferred from IPR&D to developed technology upon completion of the projects.

Fiscal year
Remainder of 2012	$498
2013	1,990
2014	1,826
2015	1,602
2016	1,070
Thereafter	2,066
Total	$9,052

10.	Stockholders’ Equity
The changes in the components of Stockholders’ Equity since the beginning of fiscal 2012 are as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	(In thousands)
Balance at September 30, 2011	$3	$321,131	$(87,328)	$(1,252)	$2,692
Net income	—	—	10,528	—	(15)
Change in cumulative translation adjustment, net of tax	—	—	—	1,872	—
Change in unrealized losses on investments, net of tax	—	—	—	(324)	—
Change in retirement plan obligations, net of tax	—	—	—	26	—
Shares issued under equity compensation plans	—	4,338	—	—	—
Stock-based compensation	—	3,730	—	—	—
RSUs withheld for statutory withholding taxes	—	(464)	—	—	—
Change in noncontrolling interest in Wintram	—	9	—	—	62
Acquisition of noncontrolling interest in Wintram	—	(1,012)	—	—	(1,358)
Balance at June 30, 2012	$3	$327,732	$(76,800)	$322	$1,381
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Comprehensive income (loss), net of taxes (which were immaterial for all other comprehensive income items for the periods presented), was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Consolidated net income	$3,147	$8,095	$10,513	$21,067
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1,176)	1,757	1,872	6,516
Change in unrealized gains (losses) on investments	(314)	(139)	(324)	11
Change in retirement plan actuarial losses	24	15	71	45
Change in retirement plan transition obligation	(16)	(15)	(45)	(44)
Comprehensive income	$1,665	$9,713	$12,087	$27,595
Comprehensive (income) loss attributable to noncontrolling interest	(10)	(5)	15	16
Comprehensive income attributable to ISSI	$1,655	$9,708	$12,102	$27,611
The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	June 30, 2012	September 30, 2011
	(In thousands)
Accumulated foreign currency translation adjustments	$3,988	$2,116
Accumulated net unrealized loss on SMIC	(1,537)	(1,213)
Accumulated net retirement plan transition obligation	266	311
Accumulated net retirement plan actuarial losses	(2,395)	(2,466)
Total accumulated other comprehensive income (loss)	$322	$(1,252)

11.	Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income for fiscal 2012. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three months and nine months ended June 30, 2012, the Company recorded income tax expense of $2.5 million and $5.4 million, respectively, that represents an effective tax rate of approximately 44% and 34%, respectively. The 44% tax rate in the three months ended June 30, 2012 reflects an increase to the estimated annual effective tax rate resulting from a revision to the Company's forecasted annual income and the taxing jurisdictions in which the income will be earned. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months and nine months ended June 30, 2011, the Company recorded an income tax expense of $90,000 and $126,000, respectively, which was comprised of foreign taxes on certain income earned by the Company's foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
As of June 30, 2012, the Company had no unrecognized tax positions that would impact its effective tax rate.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$3,137	$8,090	$10,528	$21,083
Denominator for basic net income per share:
Weighted average common shares outstanding	27,316	26,768	27,002	26,546
Dilutive stock options and awards	1,753	1,783	1,799	1,776
Denominator for diluted net income per share	29,069	28,551	28,801	28,322
Basic net income per share	$0.11	$0.30	$0.39	$0.79
Diluted net income per share	$0.11	$0.28	$0.37	$0.74
For the three months and nine months ended June 30, 2012, stock options and awards for 1,494,000 and 1,405,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2011, stock options and awards for 1,309,000 and 1,043,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

13.	Common Stock Repurchase Program
In the three and nine month periods ended June 30, 2012, the Company did not repurchase any shares of its common stock in the open market. As of June 30, 2012, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of June 30, 2012, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2012, the Company withheld 49,330 shares to satisfy approximately $464,000 of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by the Company's products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. The Company and the plaintiff entered into a settlement and license agreement on July 16, 2012. Pursuant to an order dismissing with prejudice all claims against us, the case was closed on July 25, 2012.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2012, the Company had approximately $32.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

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
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other memory and non-memory semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net sales
United States	$9,774	$9,207	$32,549	$29,635
China	3,997	1,768	8,995	7,242
Hong Kong	15,264	20,951	43,358	53,819
Japan	6,826	5,447	21,586	17,413
Korea	3,147	3,034	8,374	8,845
Taiwan	6,663	7,196	19,033	21,066
Other Asia Pacific countries	4,794	7,356	15,706	18,137
Europe	13,893	14,304	42,620	41,655
Other	423	546	1,229	1,357
Total net sales	$64,781	$69,809	$193,450	$199,169

	June 30, 2012	September 30, 2011
	(In thousands)
Long-lived assets
United States	$616	$1,216
Hong Kong	1	5
China	1,874	706
Taiwan	27,732	27,032
	$30,223	$28,959
 Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $114,000 and $400,000 during the three months and nine months ended June 30, 2012, respectively. Sales to Chrontel were $199,000 and $743,000 during the three months and nine months ended June 30, 2011, respectively. Accounts receivable from Chrontel was approximately $47,000 and $50,000 at June 30, 2012 and September 30, 2011, respectively.
The Company purchases ASSP products from Giantec. At June 30, 2012, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the three months and nine months ended June 30, 2012, the Company purchased approximately $31,000 of products from Giantec. During the three and six months ended June 30, 2011, the Company purchased approximately $174,000 and $513,000, respectively, of products from Giantec. Accounts payable to Giantec was approximately $31,000 and $418,000 at June 30, 2012 and September 30, 2011, respectively. During the three months and nine months ended June 30, 2012, the Company provided Giantec services of approximately $17,000 and $53,000, respectively, and received licensing fees from Giantec of approximately $12,000 and $34,000, respectively. During the three months and six months months ended June 30, 2011, the Company provided services of approximately $17,000 and $41,000 to Giantec and received licensing fees of approximately $27,000 and $49,000, respectively. Accounts receivable from Giantec was approximately $19,000 and $104,000 at June 30, 2012 and September 30, 2011, respectively.

17.	Subsequent Event
In July 2012, the Company announced that it had entered into a definitive agreement with the major shareholders of Chingis Technology Corporation (Chingis) under which ISSI intends to acquire all of the outstanding shares of Chingis pursuant to a cash tender offer valued at $33 million, or $16 million net of the approximately $17 million in cash expected to be on Chingis' balance sheet at closing. The transaction is expected to close in September 2012. Completion of the transaction is conditioned on at least 60% of the Chingis shares being tendered (which condition had been met at the time of this Form 10-Q filing), regulatory approvals in Taiwan and other customary closing conditions. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications with more than 80 worldwide patents and patents pending. The company has 75 employees in Taiwan, Korea, China and the United States.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In the first nine months of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
In July 2012, we announced that we had entered into a definitive agreement with the major shareholders of Chingis Technology Corporation (Chingis) under which we intend to acquire all of the outstanding shares of Chingis pursuant to a cash tender offer valued at $33 million, or $16 million net of the approximately $17 million in cash expected to be on Chingis' balance sheet at closing. The transaction is expected to close in September 2012. Completion of the transaction is conditioned on at least 60% of the Chingis shares being tendered (which condition had been met at the time of this filing on Form 10-Q), regulatory approvals in Taiwan and other customary closing conditions. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications with more than 80 worldwide patents and patents pending. The company has 75 employees in Taiwan, Korea, China and the United States.
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
As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer. In recent years, it has become more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries.  In addition, certain of our foundries have decided not to produce the type of wafers that we need (especially certain types of DRAM wafers) so we have been forced to rely on alternative sources of supply and to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry.  Although such matters have not had a material adverse impact on our business or financial results in recent periods, there can be no assurance as to the future impact that such matters will have on our business, customer relationships or results of operations.
 The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in the first nine months of fiscal 2012 and in fiscal 2011. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 83% in the first nine months of fiscal 2012 and approximately 85% in each of the first nine months of fiscal 2011 and in both fiscal 2011 and fiscal 2010. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2012	2011	2011	2010
Asia	60%	63%	64%	66%
Europe	22	21	20	18
U.S.	17	15	15	15
Other	1	1	1	1
Total	100%	100%	100%	100%
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
We are subject to income taxes in the U.S. and foreign countries, and we are subject to routine corporate income tax audits in certain of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We evaluate our uncertain tax positions and believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. However, the amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our overall tax provision requirement could change due to the issuance of new regulations or new case law, management's judgments on undistributed foreign earnings including judgments about and intentions concerning our future operations, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased to $64.8 million in the three months ended June 30, 2012 from $69.8 million in the three months ended June 30, 2011. The decrease of $5.0 million is primarily the result of a $2.4 million decrease in our analog revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of a shift in the China market from feature phones to smart phones. In addition, our SRAM revenue decreased by 14% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of a decrease in unit shipments whereas our DRAM revenue increased by 3% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of a favorable shift in product mix. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended June 30, 2012, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales. In the three months ended June 30, 2011, revenue from our largest and second largest distributor accounted for approximately 16% and 12%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $1.8 million to $21.3 million in the three months ended June 30, 2012 from $23.2 million in the three months ended June 30, 2011. Our gross margin was 32.9% in the three months ended June 30, 2012 which included a charge of 2.7% for inventory write-downs compared to 33.2% in the three months ended June 30, 2011 which included a 1.4% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the increase in gross margin in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 can be attributed to the favorable impact in the current period of a change in product mix as well as a decrease in product costs for certain products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 3% to $6.7 million in the three months ended June 30, 2012 compared to $6.5 million in the three months ended June 30, 2011. As a percentage of net sales, research and development expenses increased to 10.4% in the three months ended June 30, 2012 from 9.3% in the three months ended June 30, 2011. The increase in research and development expenses of $0.2 million can be attributed primarily to an increase in mask and other product development costs in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We expect the dollar amount of our research and development expenses to increase in the September 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 3% to $9.4 million in the three months ended June 30, 2012 from $9.1 million in the three months ended June 30, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the three months ended June 30, 2012 from 13.1% in the three months ended June 30, 2011. The increase in selling, general and administrative expenses of $0.3 million was mainly attributable to increases in headcount related expenses, stock-based compensation expense and expenses related to our worldwide sales conference partially offset by a decrease in sales commissions in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the September 2012 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was income of $0.4 million in the three months ended June 30, 2012 compared to income of $0.7 million in the three months ended June 30, 2011. The $0.4 million of interest and other income, net in the three months ended June 30, 2012 is comprised of $0.3 million of rental income from the lease of excess space in our Taiwan facility and $0.1 million of exchange gains as a result of the depreciation of the New Taiwan dollar compared to the U.S. dollar. The $0.7 million of interest and other income in the three months ended June 30, 2011 is comprised primarily of $0.4 million of rental income from the lease of excess space in our Taiwan facility and $0.3 million of equity in net income of Giantec.
Provision for income taxes. For the three months ended June 30, 2012, we recorded income tax expense of $2.5 million that represents an effective tax rate of approximately 44%. The 44% tax rate in the three months ended June 30, 2012 reflects an increase to the estimated annual effective tax rate resulting from a revision to our forecasted annual income and the taxing jurisdictions in which the income will be earned. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended June 30, 2011, we recorded an income tax expense of $90,000 which was comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $10,000 in the three months ended June 30, 2012 compared to $5,000 in the three months ended June 30, 2011.
Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
Net Sales. Net sales decreased to $193.5 million in the nine months ended June 30, 2012 from $199.2 million in the nine months ended June 30, 2011. The decrease in net sales of $5.7 million was principally due to a decease in ASSP and SRAM revenue partially offset by an increase in DRAM revenue in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Our DRAM revenue increased by 7% in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 principally as a result of a favorable shift in product mix whereas our SRAM revenue decreased by 8% in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 as a result of a decrease in unit shipment and average selling prices. The nine months ended June 30, 2012 included $6.7 million of analog revenue compared to $8.2 million in nine months ended June 30, 2011 from our acquisition of Si En which closed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $6.8 million in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

In the nine months ended June 30, 2012, revenue from each of our largest and second largest distributor accounted for approximately 14% of our total net sales. In the nine months ended June 30, 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales.
Gross profit. Gross profit decreased by $1.9 million to $64.7 million in the nine months ended June 30, 2012 from $66.6 million in the nine months ended June 30, 2011. Our gross margin was 33.4% in both the nine months ended June 30, 2012 and June 30, 2011. The nine months ended June 30, 2012 included a charge of 2.4% for inventory write-downs compared to a 1.1% charge for inventory write-downs in the nine months ended June 30, 2011. Excluding the impact of the inventory write-downs, the increase in gross margin in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 can be attributed to the favorable impact in the current period of a change in product mix as well as a decrease in product costs for certain products.
Research and development. Research and development expenses increased by 4% to $20.9 million in the nine months ended June 30, 2012 from $20.1 million in the nine months ended June 30, 2011. As a percentage of net sales, research and development expenses increased to 10.8% in the nine months ended June 30, 2012 from 10.1% in the nine months ended June 30, 2011. The increase in research and development expenses of $0.8 million can be attributed to an increase in headcount related expenses in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.
Selling, general and administrative. Selling, general and administrative expenses increased by 4% to $28.3 million in the nine months ended June 30, 2012 from $27.1 million in the nine months ended June 30, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 14.6% in the nine months ended June 30, 2012 from 13.6% in the nine months ended June 30, 2011. The increase in selling, general and administrative expenses of $1.2 million can be attributed to an increase in headcount related expenses, stock-based compensation expenses and amortization of intangibles related to our acquisition of Si En offset by a decrease in sales commissions in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.
Interest and other income, net. Interest and other income, net was $0.4 million in the nine months ended June 30, 2012 compared to $1.3 million in the nine months ended June 30, 2011. The $0.4 million of interest and other income in the nine months ended June 30, 2012 is comprised primarily of $1.0 million in rental income from the lease of excess space in our Taiwan facility partially offset by an exchange loss of $0.5 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar. The $1.3 million of interest and other income in the nine months ended June 30, 2011 is comprised primarily of $1.1 million in rental income from the lease of excess space in our Taiwan facility and $0.3 million of equity in net income of Giantec.
Gain on the sale of investments. The gain on the sale of investments was $0.6 million in the nine months ended June 30, 2011 as we sold an investment for approximately $0.6 million and recorded a pre-tax gain of approximately $0.6 million.
Provision for income taxes. For the nine months ended June 30, 2012, we recorded income tax expense of $5.4 million that represents an effective tax rate of approximately 34%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the nine months ended June 30, 2011, we recorded an income tax expense of $126,000, which was comprised of foreign taxes on certain income earned by our foreign entities, state income taxes and foreign withholding tax. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the utilization of federal and foreign net operating loss carryforwards that resulted in minimal tax being required in the period.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $15,000 in the nine months ended June 30, 2012 compared to $16,000 in the nine months ended June 30, 2011.

Liquidity and Capital Resources
As of June 30, 2012, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $107.5 million. During the nine months ended June 30, 2012, we generated cash of $17.6 million from operating activities compared to $19.6 million generated in the nine months ended June 30, 2011. The cash provided by operations in the nine months ended June 30, 2012 was primarily due to our net income of $10.5 million adjusted for non-cash items of $13.7 million and decreases in inventories of $11.0 million. This was partially offset by increases in other assets of $10.8 million, decreases in accounts payable of $6.6 million and decreases in accrued liabilities of $0.2 million. The cash provided by operations in the nine months ended June 30, 2011 was primarily due to our net income of $21.1 million adjusted for non-cash items of $7.3 million and decreases in accounts receivable of $3.4 million. This was partially offset by decreases in accounts payable of $5.5 million, decreases in accrued liabilities of $1.6 million, increases in inventories of $3.7 million and increases in other assets of $1.4 million.
In the nine months ended June 30, 2012, we used $9.1 million for investing activities compared to $27.4 million used in the nine months ended June 30, 2011. The cash used in the nine months ended June 30, 2012 included $4.9 million for the acquisition of property, equipment and leasehold improvements, $2.4 million for the acquisition of the noncontrolling interest in our Wintram subsidiary, $2.0 million for a minority investment in a joint venture and $0.1 million for an increase in restricted cash. In the nine months ended June 30, 2012, we generated $0.3 million from net sales of available-for-sale securities. The cash used in the nine months ended June 30, 2011 included $16.0 million, net of the cash acquired, for the acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $2.1 million to collateralize accounts payable to a supplier and $4.1 million for the acquisition of property, equipment and leasehold improvements. In the nine months ended June 30, 2011, we generated $0.6 million from net sales of available-for-sale securities and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million.
In the nine months ended June 30, 2012, we made capital expenditures of approximately $4.9 million for test equipment, engineering tools, and computer hardware and software compared to $4.1 million in the nine months ended June 30, 2011. We expect to spend approximately $5.0 million to $8.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $3.9 million from financing activities during the nine months ended June 30, 2012 compared to $2.5 million during the nine months ended June 30, 2011. Our sources of financing for the nine months ended June 30, 2012 were proceeds from the issuance of common stock of $4.4 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $19.4 million under short-term lines of credit. In the nine months ended June 30, 2012, we used $19.4 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs. Our sources of financing for the nine months ended June 30, 2011 were proceeds from the issuance of common stock of $2.5 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $5.0 million under short-term lines of credit. In the nine months ended June 30, 2011, we used $5.0 million for the repayment of short-term borrowings.
We have $11.0 million available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through April 2013. As of June 30, 2012, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. On or prior to the expiration of this lease, we expect suitable space to be available for purchase or lease. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.0 million at June 30, 2012.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
In July 2012, we announced that we had entered into a definitive agreement with the major shareholders of Chingis under which we intend to acquire all of the outstanding shares of Chingis pursuant to a cash tender offer valued at $33 million, or $16 million net of the approximately $17 million in cash expected to be on Chingis' balance sheet at closing. The transaction is expected to close in September 2012. Completion of the transaction is conditioned on at least 60% of the Chingis shares being tendered (which condition had been met at the time of this filing on Form 10-Q), regulatory approvals in Taiwan and other customary closing conditions. We intend to finance this transaction from our existing balance of cash, cash equivalents and short-term investments and, immediately following the closing, cash on the Chingis balance sheet.
At June 30, 2012, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments (including our recently announced acquisition of Chingis), including strategic investments in or prepayments to wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the nine months ended June 30, 2012, we recorded exchange losses of approximately $0.5 million, and in the three months ended June 30, 2012 and in fiscal 2011, we recorded exchange gains of approximately $0.1 million and $0.4 million, respectively. We could be negatively impacted by exchange rate fluctuations in the future. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $107.5 million at June 30, 2012. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Investments in Publicly Traded Companies.    We own common shares in SMIC which has been a publicly traded company since March 2004. Our investment in SMIC is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets. The cost basis of our shares in SMIC is approximately $3.4 million and the market value at June 30, 2012 was approximately $1.0 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.1 million or $0.9 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Goodman v. Integrated Silicon Solution, Inc., et al.
On June 1, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Northern District of California by James B. Goodman, for the alleged infringement of U.S. Patent No. 6,243,315 by our products (Case No. 3:11-CV-02607). The complaint seeks unspecified damages, interest and costs, but does not allege willful infringement or seek a permanent injunction. We and the plaintiff entered into a settlement and license agreement on July 16, 2012. Pursuant to an order dismissing with prejudice all claims against us, the case was closed on July 25, 2012.
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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, medical and military, and digital consumer electronics markets. In particular, in the three months ended June 30, 2012, approximately 51% of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, medical and military, and digital consumer electronics markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first nine months of fiscal 2012 and in fiscal 2011, approximately 96% and 92%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter which was partially a result of a decrease in unit shipments of our SRAM products. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010, fiscal 2011 and the first nine months of fiscal 2012, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, Promos, SMIC, TSMC, Global Foundries, Hynix and IBM. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

Foundry capacity can be limited, resulting in higher wafer prices, and we may be required to enter into costly arrangements to secure foundry capacity in the future.
If we are not able to obtain sufficient foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and will likely enter into in the future, various arrangements with suppliers, which could include:

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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries have experienced financial difficulties and have filed for bankruptcy protection, substantially reduced their operations or been acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2012, in fiscal 2011, and in fiscal 2010, we recorded inventory write-downs of $4.6 million, $3.5 million, and $2.9 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in July 2012, we announced our intention to acquire Chingis Technology Corporation (Chingis), a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. Chingis' stock trades on the Emerging Stock Market in Taiwan and the transaction is expected to close in September 2012. In addition, in January 2011, we acquired Si En Integration Holding Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions (including our acquisition of Chingis) involve numerous risks, including:

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
In the nine months ended June 30, 2012, approximately 17% of our net sales was attributable to customers located in the U.S., 22% was attributable to customers located in Europe and 60% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
While we did not repurchase any shares in the nine months ended June 30, 2012, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At June 30, 2012, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Though we have been profitable for twelve consecutive quarters beginning with the September 2009 quarter, we incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	August 9, 2012	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)