Form 10-K
period 2012-09-30
INTEGRATED SILICON SOLUTION INC
filed 2012-12-14
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2012 (the last business day of the registrant’s second quarter of fiscal 2012), was approximately $205.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s Common Stock on December 7, 2012 was 27,778,293.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2012, approximately 96% of our revenue was derived from our DRAM and SRAM products. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.
Our outsourced manufacturing model is based upon relationships with key foundries such as GlobalFoundries Inc., Hynix, IBM, Nanya Technology Corporation (Nanya), Powerchip, Taiwan Semiconductor Manufacturing Corporation (TSMC), and Semiconductor Manufacturing International Corporation (SMIC). We have an established presence in the important Asian market that includes our design groups in Shanghai, China, Xiamen, China, Hsinchu, Taiwan and Songham, Korea. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our worldwide headquarters are in San Jose, California.
Our customers include leaders in each of our four target markets, including Continental, Delphi, Panasonic and Sirius XM in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider, and Siemens in industrial, military and medical applications; and Samsung, Sharp, and Toshiba in digital consumer electronics. Due to their significant size and market influence, we believe these types of customers generally drive memory volumes in their market segments and help define the direction of future memory needs.
On September 14, 2012, we acquired Chingis Technology Corporation (Chingis), a public company in Taiwan, which provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis targets the personal computer peripheral markets including hard disc drive markets. Chingis's current products include low density serial flash products.
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
The needs of the industrial memory market match our strategy of providing long-term customer support. Memory products are used in various industrial applications such as power management, imaging, point of sale terminals, bar code scanners, smart meters, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM, flash and analog products that meet the needs of the industrial market segment.
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

The Flash market can be segmented into Serial NOR, Parallel NOR and NAND Flash products. We are currently focusing on Serial NOR products. Our Serial NOR family of products are used in personnel computer peripherals, communications, automotive and industrial applications.
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
Strategy
Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products, which are complementary to our SRAM products. For both product lines, we emphasize our commitment to be a long-term provider of legacy, small to medium density memories that are of less interest to some of our larger competitors. Our customers are among the largest manufacturers in the automotive electronic, communications, industrial, medical and military and digital consumer electronic markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are primarily located in Asia. Our management has extensive experience working with Asian foundries. We believe these factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:
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
Continue to Develop and Offer High Performance Products.    We provide cost effective, high performance products, including a complete family of SRAM products and a broad range of low and medium density DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product and RLDRAM® 2 and RLDRAM®3 products targeting high-end networking applications and a 2 Gb DDR2 DRAM and various densities of DDR3 DRAM products targeting the automotive and communication markets.
Expand our Cost Effective Asian-Based Development Teams Close to our Customers.    We intend to continue to capitalize on our extensive experience in Asia. We have established cost effective engineering development teams close to our customers through our subsidiaries in Taiwan, China and Korea and have a full complement of research and development and sales and marketing capability in these Asian locations.
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
NOR Flash Product Line Addition. With our acquisition of Chingis, we offer a NOR Flash product line which is synergistic with our SRAM and DRAM customer base. Our goal is to expand our presence with the current Chingis customers and to promote the Flash portfolio to our current customer base specifically focused on the automotive and industrial markets.
Analog Market Expansion. We develop analog products for use in our key markets. Our goal is to expand key customer relationships with additional products in core end markets, increase market share in China, and expand into high volume emerging markets. Currently, our analog products include audio amplifiers, LED drivers, power management and temperature sensors.
Customers and Marketing
Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Automotive Electronics	Communications	Industrial/Military/Medical	Digital Consumer - Memory
Bosch	Alcatel-Lucent	General Electric	Garmin
Continental	Cisco	Honeywell	LG Electronics
Delphi	Ericsson	Hypercom	NEC
Harman Becker	Huawei Technologies	Philips	Panasonic
Hyundai Mobis	Motorola	Raytheon	Samsung
Johnson Controls	Nokia Siemens Networks	Schneider Electric	Sharp
Panasonic	Tellabs	Siemens	Sony
Philips	ZTE	Tyco	Toshiba
SiriusXM			Western Digital
TRW			Digital Consumer - Analog
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
In fiscal 2012, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales. In fiscal 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 12%, respectively, of our total net sales. In fiscal 2010, revenue from our largest and second largest distributor accounted for approximately 15% and 10%, respectively, of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 84%, 85%, and 85% in fiscal 2012, 2011 and 2010, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended
	September 30,
	2012	2011	2010
Asia	62%	64%	66%
Europe	21	20	18
U.S.	16	15	15
Other	1	1	1
Total	100%	100%	100%

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
See page 24 of this Report on Form 10-K for a discussion of the impact of seasonality on our business. See “Risk Factors” for information regarding risks related to our international operations.
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
DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the largest DRAM markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb and 1 Gb and 2 Gb DRAM products, including a 1.8 volt low power version of our 16, 64, 128, 256 and 512 Mb synchronous DRAM (SDRAM) products. We also provide EDO, SDRAM, DDR and DDR II memory solutions in both x 32 and x 16 configurations to meet our customers’ memory requirements. We provide 288 Mb and 576 Mb densities of the RLDRAM® family. RLDRAM® memory is a reduced latency DRAM product targeting high speed communication applications. We are now ramping various densities of DDR3 DRAM products. We also offer both high performance and lower memory solutions. Applications for our low and medium density DRAM products include products such as WLANs, base stations, networking switches and routers, FTTH, DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, VOIP, printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, backup cameras, lane departure warning systems and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.
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
NOR Flash.    Through our acquisition of Chingis in September 2012, we are now offering serial NOR Flash products targeting the personal computer peripheral, automotive, IMM and communication markets. Current products in production include 256Kb, 512Kb, 1Mb, 2Mb, 4Mb and 32Mb. We have a number of products that are in the engineering validation stage including 16Mb and 8Mb. Our goal is to provide a complete portfolio of serial NOR Flash products ranging from 256Kb to 256Mb.
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
Through our former Giantec business unit, our ASSP products included high performance serial EEPROM, SmartCard and selected other products. Since December 31, 2010, we no longer consolidate Giantec's results with our results.
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
Adverse developments with respect to any of these factors could impact our ability to compete successfully in the future and our failure to do so could harm our business. We currently believe that we compete favorably with respect to each of the foregoing factors.
In the low to medium density DRAM area, we generally compete with Elpida, Hynix, Micron, Nanya, Oki, Samsung and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.
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
In the NOR Flash area our main competitors are Macronix, Micron, Spansion, Winbond and others.
In the analog market, our primary competitors are AMS, IWatt, Linear Technology, Maxim Integrated Products, Microsemi, NXP Semiconductors, Richtek and Texas Instruments. We also compete with many small to medium-sized companies in one or more segments of the market.
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
Research and Development
Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at the smallest die size and utilization of advanced process technologies. We currently have design teams in California, Taiwan, China and Korea. Our research and development expenditures in fiscal 2012, 2011, and 2010 were $30.9 million, $27.6 million, and $24.1 million, respectively.
New SRAM products in development include a die shrink on our 8Mb Asynchronous SRAM, a 4Mb Synchronous SRAM, a 16Mb ultra low power Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 256Mb, 512Mb and 1Gb SDRAMs and various densities of DDR/DDR2/DDR3 DRAMs. We are also enhancing our portfolio of RLDRAM®2 and RLDRAM®3 products . We are developing new products on advanced 45, 63 and 65 nanometer process technology as well as 72nm and 0.13 micron process technology.

Patents and Intellectual Property
As of September 30, 2012, we held 125 U.S. patents which expire between 2012 and 2028 and have five U.S. patent applications pending. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold 42 patents in foreign jurisdictions which expire between 2018 and 2032 and have 20 patent applications in foreign jurisdictions which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.
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
Part of our outsourcing strategy includes licensing product designs. To help control our research and development expenses, we license some of our DRAM and SRAM designs from other companies or our foundries. We also license our own designs to other companies.
Employees
As of September 30, 2012, we had 552 employees worldwide, including 69 employees in the U.S., 148 in China, 289 in Taiwan, 8 in Hong Kong, 3 in Europe, 4 in India, 10 in Japan, 19 in Korea, and 2 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.
Executive Officers of the Registrant
Our executive officers and their ages as of December 1, 2012 are as follows:

Name	Age	Position
Jimmy S.M. Lee	57	Executive Chairman of the Board of Directors
Scott D. Howarth	52	President and Chief Executive Officer
John M. Cobb	56	Vice President and Chief Financial Officer
Kong Yeu Han	57	Vice Chairman
Chang-Chaio (James) Han	58	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division
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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, medical and military, and digital consumer electronics markets. In particular, in the three months and fiscal year ended September 30, 2012, approximately 46% and 41%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, medical and military, and digital consumer electronics markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In fiscal 2012, fiscal 2011 and fiscal 2010, approximately 96%, 92% and 90%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter which was partially a result of a decrease in unit shipments of our SRAM products. We experienced a sequential decline in revenue from $73.6 million in our September 2010 quarter to $66.1 million in our December 2010 quarter primarily as a result of a decrease in unit shipments of both our DRAM and SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2010, fiscal 2011 and in fiscal 2012, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.

If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, Global Foundries, Hynix and IBM. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries announce that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. In this regard, in the September 2012 quarter, we took delivery of a large quantity of DRAM wafers as the result of a last time buy with one of our foundries. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
Foundry capacity can be limited, resulting in higher wafer prices, and we have had to enter into special arrangements to secure foundry capacity.
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
In this regard, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees.
In the future, we may not be able to make any such other arrangements in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results. In addition, we must be able to secure sufficient assembly and test capacity from third-party contractors. In order to secure such capacity, we are exposed to some of the same risks we face when securing foundry capacity. In the past, we have purchased testing equipment for use by our contractors to satisfy a portion of our capacity needs. If we are not able to secure required assembly and test capacity, our business and customer relationships would be harmed.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries have experienced financial difficulties and have filed for bankruptcy protection, substantially reduced their operations or been acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	possible capacity shortages;

•	foundries ceasing production of wafer types that we need;

•	financial viability of our contractors;

•	reduced control over product quality;

•	reduced control over delivery schedules;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us;

•	impact of foreign exchange rates on our product costs; and

•	general risks related to conducting business internationally.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive market;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	shortages in foundry, assembly or test capacity;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In fiscal 2012, fiscal 2011, and fiscal 2010, we recorded inventory write-downs of $5.7 million, $3.5 million, and $2.9 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in September 2012, we acquired Chingis Technology Corporation (Chingis), a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. In addition, in January 2011, we acquired Si En Integration Holding Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions (including our acquisition of Chingis) involve numerous risks, including:

•	lower than expected sales of any acquired products;

•	the risk that the markets for acquired products do not develop as expected;

•	difficulties in continuing to develop new technologies and deliver products to market on time;

•	the potential loss of key employees and customers as a result of the acquisition;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience; and

•	higher than estimated acquisition expenses.
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
In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. In fiscal 2010, approximately 15% of our net sales was attributable to customers located in the U.S., 18% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
Though we had been profitable for twelve consecutive quarters beginning with the September 2009 quarter through the June 2012 quarter, we incurred a loss of $13.2 in the September 2012 quarter and a loss of $2.7 million for fiscal 2012, which included a $14.3 million write-down for certain tangible and intangible net assets related to our acquisition of Si En and a charge of $2.3 million to write-down our investment in Semiconductor Manufacturing International Corporation (SMIC) due to the decline in fair market value being considered other than temporary. We incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. Though we were profitable in each of the first three quarters of fiscal 2008, we incurred a loss of $17.8 million in fiscal 2008, which included charges for the impairment of goodwill of $25.3 million. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
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
While we did not repurchase any shares in fiscal 2012, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At September 30, 2012, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
We are subject to federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. If we were to violate or become liable under environmental laws in the future as a result of our inability to obtain permits, human error, accident, equipment failure or other causes, we could be subject to fines, costs, or civil or criminal sanctions, face property damage or personal injury claims or be required to incur substantial investigation or remediation costs or experience disruptions in our operations, any of which could have a material adverse effect on our business. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing the risks and penalties associated with violations, which could harm our business.
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
We concluded that our internal control over financial reporting was effective at September 30, 2012. If in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. On December 4, 2012, we purchased a building in Milpitas, California consisting of approximately 56,000 square feet on approximately 2.85 acres for $6.5 million. We plan to relocate our headquarters to this location prior to the expiration of our current lease. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material adverse impact on our financial results.

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
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against us in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH, for the alleged underpayment of commissions (Case No. 112CV230846).  The complaint alleges 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  On November 13, 2012, we filed a motion to strike certain portions of the complaint and a demurrer challenging the legal sufficiency of the complaint.  A hearing is set for December 18, 2012.  No party has yet served any discovery requests. We believe we have meritorious defenses and intend to defend this matter vigorously.
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

Item 4. Mine Safety Disclosures
None.

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

	High	Low
Fiscal Year 2011
First Quarter	$9.50	$7.01
Second Quarter	$11.79	$8.08
Third Quarter	$10.17	$8.45
Fourth Quarter	$9.84	$7.49
Fiscal Year 2012
First Quarter	$9.79	$6.81
Second Quarter	$11.40	$9.03
Third Quarter	$11.50	$8.83
Fourth Quarter	$10.49	$8.75

Holders of Record
As of December 7, 2012, there were approximately 123 stockholders of record of our common stock.
Dividends
We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2007 through September 30, 2012. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.
Comparison of Five-Year Cumulative Return
September 30, 2007 to September 30, 2012

$200
$150
$100
$50
$-
Sep-07
Sep-08
Sep-09
Sep-10
Sep-11
Sep-12
ISSI
S&P 500
SOX
$100
$76
$61
$37
$69
$65
$60
$75
$70
$137
$74
$68
$124
$94
$76
$147

Item 6. Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2012 and the consolidated balance sheet data set forth below at September 30, 2012 and 2011 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set for below for the fiscal years ended September 30, 2009 and September 30, 2008 and the consolidated balance sheet data set forth below at September 30, 2010, September 30, 2009 and September 30, 2008 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$265,950	$270,508	$252,458	$154,251	$235,229
Cost of sales	182,966	180,100	155,927	113,373	182,033
Gross profit	82,984	90,408	96,531	40,878	53,196
Operating expenses
Research and development	30,918	27,622	24,066	20,020	20,848
Selling, general and administrative	42,174	36,617	32,509	26,221	31,429
Acquired in-process technology	—	—	—	710	—
Impairment of goodwill	4,261	—	—	—	25,338
Total operating expenses	77,353	64,239	56,575	46,951	77,615
Operating income (loss)	5,631	26,169	39,956	(6,073)	(24,419)
Other income (expense), net	(1,724)	2,616	3,953	961	6,916
Provision (benefit) for income taxes	6,512	(27,338)	1,154	(18)	197
Less net (income) loss attributable to noncontrolling interest	(113)	(166)	(559)	44	(63)
Net income (loss)	$(2,718)	$55,957	$42,196	$(5,050)	$(17,763)
Basic net income (loss) per share (1)	$(0.10)	$2.11	$1.65	$(0.20)	$(0.60)
Diluted net income (loss) per share (1)	$(0.10)	$1.98	$1.56	$(0.20)	$(0.60)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$82,038	$95,410	$91,609	$83,486	$50,015
Total assets	317,071	291,987	234,031	161,930	175,951
Long-term obligations	5,478	9,272	2,288	797	715
Total ISSI stockholders’ equity	242,829	232,554	172,205	122,826	127,390
Noncontrolling interests in subsidiaries	3,506	2,692	5,616	1,750	789
Total stockholders’ equity	246,335	235,246	177,821	124,576	128,179
________________________

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM. In fiscal 2012, approximately 96% of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the United States. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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
 The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for many of our products in fiscal 2012 and in fiscal 2011. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 84%, 85% and 85% in fiscal 2012, 2011 and 2010, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2012	2011	2010
Asia	62%	64%	66%
Europe	21	20	18
U.S.	16	15	15
Other	1	1	1
Total	100%	100%	100%

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

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased by 2% to $266.0 million in fiscal 2012 from $270.5 million in fiscal 2011. The decrease in net sales of $4.5 million was principally due to a decrease in ASSP, analog and SRAM revenue partially offset by an increase in DRAM revenue in fiscal 2012 compared to fiscal 2011. Our DRAM revenue increased by 8% in fiscal 2012 compared to fiscal 2011 principally as a result of a favorable shift in product mix whereas our SRAM revenue decreased by 8% in fiscal 2012 compared to fiscal 2011 as a result of a decrease in unit shipments and average selling prices. Fiscal 2012 included $8.9 million of analog revenue compared to $13.6 million in fiscal 2011. The decrease in analog revenue was the result of a decrease in unit shipments as the China feature phone market weakened due to the shift toward smart phones. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $7.0 million in fiscal 2012 compared to fiscal 2011. Fiscal 2012 includes $1.2 million of flash revenue from our acquisition of Chingis which closed on September 14, 2012. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In fiscal 2012, revenue from our largest distributor accounted for 14% of net sales and revenue from our second largest distributor accounted for 13% of our net sales. In fiscal 2011, revenue from our largest distributor accounted for 15% of net sales and revenue from our second largest distributor accounted for 12% of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $7.4 million to $83.0 million in fiscal 2012 from $90.4 million in fiscal 2011. Our gross margin was 31.2% in fiscal 2012 compared to 33.4% in fiscal 2011. Our gross profit for fiscal 2012 included $5.4 million for the write-off of certain intangible assets acquired with our acquisition of Si En which unfavorably impacted our gross margin by 2.0%. Fiscal 2012 included a $5.7 million charge for inventory write-downs which unfavorably impacted our gross margin by 2.2% compared to a $3.5 million charge for inventory write-downs which unfavorably impacted our gross margin by 1.3% in fiscal 2011. Excluding the impact of the impairment charge and inventory write-downs, our gross margin increased in fiscal 2012 compared to fiscal 2011 due to the favorable impact in the current period of a change in product mix as well as a decrease in product costs for certain products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products has increased, foundries have tended to raise wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and development. Research and development expenses increased by 12% to $30.9 million in fiscal 2012 from $27.6 million in fiscal 2011. As a percentage of net sales, research and development expenses increased to 11.6% in fiscal 2012 from 10.2% in fiscal 2011. The increase in research and development expenses of $3.3 million can be partially attributed to a $1.8 million impairment charge in fiscal 2012 for certain intangible and tangible assets acquired with our acquisition of Si En. In addition, $1.1 million of the increase in our research and development expenses is the result of consolidating Si En for all of fiscal 2012 and additional analog product development expenses. Our acquisition of Chingis in September 2012 resulted in an increase of $0.5 million in research and development expenses. Also, headcount related expenses increased in fiscal 2012 compared to fiscal 2011. The foregoing increases were partially offset by a $0.9 million decrease in research and development expenses as a result of our deconsolidation of Giantec. We expect the dollar amount of our research and development expenses to increase in fiscal 2013 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, general and administrative. Selling, general and administrative expenses increased by 15% to $42.2 million in fiscal 2012 from $36.6 million in fiscal 2011. As a percentage of net sales, selling, general and administrative expenses increased to 15.9% in fiscal 2012 from 13.5% in fiscal 2011. The increase in selling, general and administrative expenses of $5.6 million can be partially attributed to a $2.9 million impairment charge in fiscal 2012 for certain intangible assets acquired with our acquisition of Si En. In addition, $0.9 million of the increase in our selling, general and administrative expenses is the result of consolidating Si En for all of fiscal 2012. Our acquisition of Chingis in September 2012 resulted in an increase of $1.0 million in selling, general and administrative expenses. Also, headcount related expenses and accounting and legal fees increased in fiscal 2012 compared to fiscal 2011. The foregoing increases were partially offset by a $0.7 million decrease in selling, general and administrative expenses as a result of our deconsolidation of Giantec. We expect the dollar amount of our selling, general and administrative expenses to increase in fiscal 2013 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Impairment of goodwill. During the fourth quarter of fiscal 2012, we completed the first step of our annual goodwill impairment test, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our analog reporting unit was impaired. Our analog reporting unit's goodwill was originally recorded in connection with our acquisition of Si En. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be approximately $3.9 million remaining implied value attributable to goodwill and accordingly, we wrote off $4.3 million of our goodwill.
Interest and other income (expense), net. Interest and other income (expense), net was expense of $1.7 million in fiscal 2012 compared to income of $2.1 million in fiscal 2011. The $1.7 million of interest of other income (expense) in fiscal 2012 was comprised of a $2.3 million charge to write-down our investment in Semiconductor Manufacturing International Corporation (SMIC) due to the decline in fair market value being considered other than temporary, foreign exchange losses of approximately $0.6 million, other expenses of approximately $0.3 million offset in part by $1.3 million in rental income from the lease of excess space in our Taiwan facility and $0.2 million of interest income. The $2.1 million of interest and other income in fiscal 2011 was comprised of $1.4 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.4 million, $0.2 million from our equity interest in Giantec and interest income of $0.2 million offset in part by other items.

Gain on sale of investments. The gain on the sale of investments was $0.6 million in fiscal 2011 as we sold an investment and recorded a pre-tax gain of approximately $0.6 million.
Provision (benefit) for income taxes. We recorded income tax expense of $6.5 million for fiscal 2012 that is principally comprised of U.S. federal, state and foreign income taxes. The difference between the $6.5 million tax expense and the tax on income based on the federal statutory rate of 35% is principally due to the impact of non-deductible foreign impairment charges, foreign losses for which no tax benefit has been recorded, non-deductible stock based compensation charges and other valuation allowance adjustments. For fiscal 2012, we continued to record a valuation allowance on certain U.S. and foreign deferred tax assets where the estimated realization is not certain.
We recorded an income tax benefit of $27.3 million for fiscal 2011. The income tax benefit was due to the release of valuation allowances for federal, state and foreign deferred tax assets of approximately $28.3 million offset by the income tax provision of $1.0 million of foreign taxes on certain income earned by our foreign entities and some miscellaneous state income taxes. The release of the valuation allowance in fiscal 2011 was based on our evaluation of historical evidence, trends in profitability and expectations of future taxable income. As such, we determined that a valuation allowance was no longer necessary for the majority of our U.S. and for certain foreign deferred tax assets because, based on the available evidence, realization of these net deferred tax assets was more likely than not. A valuation allowance remained on certain U.S and foreign deferred tax assets to reduce our deferred tax assets to an amount that is more likely than not to be realized.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $0.1 million in fiscal 2012 compared to $0.2 million in fiscal 2011.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010
Net Sales.    Net sales increased by 7% to $270.5 million in fiscal 2011 from $252.5 million in fiscal 2010. The increase in net sales of $18.0 million was principally due to an increase in unit shipments and an increase in average selling prices for certain of our DRAM products in fiscal 2011 compared to fiscal 2010. In addition, SRAM revenue increased in fiscal 2011 compared to fiscal 2010 as a result of a change in product mix. The fiscal year ended September 30, 2011 included $13.6 million of analog revenue from our acquisition of Si En which was completed on January 31, 2011. As a result of our deconsolidation of Giantec, our ASSP revenue decreased $17.5 million in fiscal 2011 compared to fiscal 2010.
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
Provision (benefit) for income taxes. We recorded an income tax benefit of $27.3 million for fiscal 2011. The income tax benefit was due to the release of valuation allowances for federal, state and foreign deferred tax assets of approximately $28.3 million offset by the income tax provision of $1.0 million of foreign taxes on certain income earned by our foreign entities and some miscellaneous state income taxes. The release of the valuation allowance in fiscal 2011 was based on our evaluation of historical evidence, trends in profitability and expectations of future taxable income. As such, we determined that a valuation allowance was no longer necessary for the majority of our U.S. and for certain foreign deferred tax assets because, based on the available evidence, realization of these net deferred tax assets was more likely than not. A valuation allowance remained on certain U.S and foreign deferred tax assets where the estimated realization was not as certain.
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

Liquidity and Capital Resources
As of September 30, 2012, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $82.0 million. During fiscal 2012, operating activities provided cash of approximately $32.3 million compared to $30.6 million provided in fiscal 2011. The cash provided by operations in fiscal 2012 was primarily due to our net loss of $2.6 million adjusted for non-cash items of $34.9 million and increases in accounts payable of $2.4 million and increases in accrued and other liabilities of $2.0 million. This was partially offset by increases in inventories of $2.7 million, increases in accounts receivable of $1.3 million and increases in other assets of $0.3 million. The cash provided by operations in fiscal 2011 was primarily due to our net income of $56.1 million adjusted for non-cash items of $18.2 million and decreases in accounts receivable of $0.7 million. This was partially offset by decreases in accounts payable of $2.9 million, decreases in accrued liabilities of $1.9 million, increases in inventories of $2.0 million and increases in other assets of $1.1 million.
In fiscal 2012, we used $46.0 million for investing activities compared to $28.3 million used in fiscal 2011. The cash used in fiscal 2012 included $27.1 million for our investment in shares of Nanya, $13.2 million net of the cash acquired for our acquisition of Chingis, $6.0 million for the acquisition of property, equipment and leasehold improvements, $2.4 million for our acquisition of the noncontrolling interest in our Wintram subsidiary, $2.0 million for a minority investment in a joint venture and $2.1 million for net purchases of available-for-sale securities. In fiscal 2012, we generated $6.8 million from a decrease in restricted cash. The cash used in fiscal 2011 included $16.0 million net of the cash acquired for our acquisition of Si En, a $6.5 million cash impact from the deconsolidation of Giantec, $6.3 million for the acquisition of property, equipment and leasehold improvements, $1.7 million to collateralize accounts payable to a supplier and $0.6 million for net purchases of available-for-sale securities. In fiscal 2011, we generated $2.2 million from the sale of approximately 37% of our shares of Giantec resulting in no gain and $0.6 million from the sale of an investment resulting in a pre-tax gain of $0.6 million.

In fiscal 2012, we made capital expenditures of approximately $6.0 million for test equipment, engineering tools, and computer software and hardware compared to $6.3 million of capital expenditures in fiscal 2011. We expect to spend approximately $15.0 million to $18.0 million to purchase property, leasehold improvement and capital equipment during the next twelve months, including approximately $8.9 million for the purchase of our new corporate headquarters and related leasehold improvements, and the balance for additional test equipment, design and engineering tools, and computer hardware. In December 2012, we borrowed $4.9 million to purchase our new corporate headquarters. We expect to fund our capital expenditures for fiscal 2013 from our existing cash and cash equivalent balances.
We generated $5.3 million from financing activities compared to $0.7 million used for financing activities in fiscal 2011. Our sources of financing for fiscal 2012 were proceeds from the issuance of common stock of $5.8 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $20.8 million under short-term lines of credit. In fiscal 2012, we used $20.8 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs. In fiscal 2011, we used $4.1 million for the repurchase and retirement of our common stock and $11.8 million for the repayment of short-term borrowings. Our sources of financing in fiscal 2011 were borrowings of $11.8 million under short-term lines of credit and proceeds from the issuance of common stock of $3.4 million from stock option exercises and sales under our employee stock purchase plan.
We have $20.6 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through August 2013. As of September 30, 2012, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. On December 4, 2012, we purchased a building in Milpitas, California consisting of approximately 56,000 square feet on approximately 2.85 acres for $6.5 million. We plan to relocate our headquarters to this location prior to the expiration of our current lease. We financed a portion of the purchase price with a loan for approximately $4.9 million. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $2.0 million at September 30, 2012.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at September 30, 2012 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,045	$1,243	$684	$118	$—
Purchase obligations with wafer foundries	18,996	18,996	—	—	—
Acquisition related liability	4,200	4,200	—	—	—
Total contractual cash obligations	$25,241	$24,439	$684	$118	$—

At September 30, 2012, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, additional bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in or prepayments to wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

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
Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts cost of goods sold and operating expense when we record impairments; (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained elsewhere in this Report on Form 10-K.
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
Accounting for acquisitions and goodwill.    We account for acquisitions using the purchase accounting method. Under this method, the total consideration paid is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. Management is responsible for the valuation of tangible and intangible assets. For tangible assets acquired in any acquisition, such as plant and equipment, the useful lives are estimated by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include developed and in-process technology (IPR&D), customer relationships, trade names and non-compete agreements. The amounts allocated to IPR&D projects are not expensed until technological feasibility is reached for each project. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to six years.
We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances where indicators of impairment may exist. For instance, in response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of tangible and intangible assets, including goodwill. In this regard, in fiscal 2012, we recorded impairment charges of $13.1 million for intangible assets and goodwill acquired with our acquisition of Si En and $1.2 million for the impairment of certain tangible assets.
Accounting for stock-based compensation.    Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We estimate the expected term for option grants based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated could change materially.
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

Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 1: Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2012, we recorded exchange losses of approximately $0.6 million and in fiscal 2011, we recorded exchange gains of approximately $0.4 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $82.0 million at September 30, 2012. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at September 30, 2012 was approximately $1.1 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.2 million or $0.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results. In this regard, in September 2012, we recorded a $2.3 million charge in our statement of operations as we determined that the decline in the value of our shares in SMIC was other-than temporary.
In September 2012, we invested approximately $27.1 million in Nayna which was comprised of private placement shares which are accounted for on the cost basis and common shares which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The total cost basis of our common shares in Nanya is approximately $16.6 million and the market value at September 30, 2012 was approximately $14.8 million and is included in other assets. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $16.2 million or $11.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 8. Financial Statements and Supplementary Data
INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
San Jose, California
December 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited Integrated Silicon Solution, Inc. (a Delaware Corporation) and subsidiaries' (collectively, the "Company")internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Chingis Technology Corporation ("Chingis"), a majority owned subsidiary, whose financial statements reflect total assets and revenues constituting ten percent and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012. As described in Management's Report on Internal Control over Financial Reporting, Chingis was acquired by the Company in a business combination on September 14, 2012 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Chingis.
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
In our opinion, Integrated Silicon Solution, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012, and our report dated December 14, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
San Jose, California
December 14, 2012

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except per share data)
Net sales	$265,950	$270,508	$252,458
Cost of sales	182,966	180,100	155,927
Gross profit	82,984	90,408	96,531
Operating expenses
Research and development	30,918	27,622	24,066
Selling, general and administrative	42,174	36,617	32,509
Impairment of goodwill	4,261	—	—
Total operating expenses	77,353	64,239	56,575
Operating income	5,631	26,169	39,956
Interest and other income, net	(1,656)	2,144	1,249
Interest expense	(68)	(88)	(57)
Gain on sales of investments, net	—	560	2,761
Income before income taxes	3,907	28,785	43,909
Provision (benefit) for income taxes	6,512	(27,338)	1,154
Consolidated net income (loss)	(2,605)	56,123	42,755
Less net income attributable to noncontrolling interests	(113)	(166)	(559)
Net income (loss) attributable to ISSI	$(2,718)	$55,957	$42,196
Basic net income (loss) per share	$(0.10)	$2.11	$1.65
Shares used in basic per share calculation	27,120	26,568	25,603
Diluted net income (loss) per share	$(0.10)	$1.98	$1.56
Shares used in diluted per share calculation	27,120	28,308	27,041

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2012	2011
	(in thousands, except Par value)
ASSETS
Current assets:
Cash and cash equivalents	$75,497	$83,863
Restricted cash	—	6,786
Short-term investments	6,541	4,761
Accounts receivable, net of allowance for doubtful accounts of $508 in 2012 and $496 in 2011	47,710	39,460
Inventories	66,964	56,796
Deferred tax assets	8,940	10,044
Other current assets	12,264	6,325
Total current assets	217,916	208,035
Property, equipment and leasehold improvements, net	29,286	28,959
Goodwill	9,178	9,463
Purchased intangible assets, net	8,226	11,081
Deferred tax assets	13,588	19,028
Other assets	38,877	15,421
Total assets	$317,071	$291,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,705	$36,395
Accrued compensation and benefits	9,420	6,363
Accrued expenses	11,133	4,711
Total current liabilities	65,258	47,469
Other long-term liabilities	5,478	9,272
Total liabilities	70,736	56,741
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2012 and 2011. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2012 and 2011. Issued and outstanding shares—27,594 in 2012 and 26,448 in 2011	3	3
Additional paid-in capital	330,473	321,131
Accumulated deficit	(90,046)	(87,328)
Accumulated other comprehensive loss	2,399	(1,252)
Total ISSI stockholders’ equity	242,829	232,554
Noncontrolling interest	3,506	2,692
Total stockholders’ equity	246,335	235,246
Total liabilities and stockholders’ equity	$317,071	$291,987

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2009	25,116	$2	$309,649	$(185,481)	$(1,344)	$122,826	$1,750	$124,576
Components of comprehensive income:
Net income	—	—	—	42,196	—	42,196	559	42,755
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,839	1,839	—	1,839
Change in unrealized gain on investments, net of tax	—	—	—	—	(927)	(927)	—	(927)
Change in retirement plan obligations, net of tax	—	—	—	—	(1,854)	(1,854)	—	(1,854)
Total comprehensive income						41,254	559	41,813
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,231	1	5,279	—	—	5,280	—	5,280
Shares issued under stock purchase plan	116	—	687	—	—	687	—	687
Stock-based compensation	—	—	2,497	—	—	2,497	—	2,497
Shares repurchased and retired	(246)	—	(1,108)	—	—	(1,108)	—	(1,108)
Noncontrolling interest in Giantec	—	—	740	—	—	740	3,045	3,785
Change in noncontrolling interest in Wintram	—	—	29	—	—	29	262	291
Balance at September 30, 2010	26,217	3	317,773	(143,285)	(2,286)	172,205	5,616	177,821
Components of comprehensive income:
Net income	—	—	—	55,957	—	55,957	166	56,123
Change in cumulative translation adjustment, net of tax	—	—	—	—	1,850	1,850	—	1,850
Change in unrealized gain on investments, net of tax	—	—	—	—	57	57	—	57
Change in retirement plan obligations, net of tax	—	—	—	—	(873)	(873)	—	(873)
Total comprehensive income						56,991	166	57,157
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	573	—	2,146	—	—	2,146	—	2,146
Shares issued under stock purchase plan	167	—	1,239	—	—	1,239	—	1,239
Stock-based compensation	—	—	4,042	—	—	4,042	—	4,042
Shares repurchased and retired	(509)	—	(4,097)	—	—	(4,097)	—	(4,097)
Noncontrolling interest in Giantec	—	—	—	—	—	—	(3,364)	(3,364)
Change in noncontrolling interest in Wintram	—	—	28	—	—	28	274	302

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2011	26,448	3	321,131	(87,328)	(1,252)	232,554	2,692	235,246
Components of comprehensive income:
Net loss	—	—	—	(2,718)	—	(2,718)	113	(2,605)
Change in cumulative translation adjustment, net of tax	—	—	—	—	3,932	3,932	—	3,932
Change in unrealized gain on investments, net of tax	—	—	—	—	(310)	(310)	—	(310)
Change in retirement plan obligations, net of tax	—	—	—	—	29	29	—	29
Total comprehensive income						933	113	1,046
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,022	—	4,439	—	—	4,439	—	4,439
Shares issued under stock purchase plan	181	—	1,413	—	—	1,413	—	1,413
Stock-based compensation	—	—	5,031	—	—	5,031	—	5,031
Shares repurchased and retired	(57)	—	(537)	—	—	(537)	—	(537)
Change in noncontrolling interest in Wintram	—	—	8	—	—	8	63	71
Acquisition of noncontrolling interest in Wintram	—	—	(1,012)	—	—	(1,012)	(1,358)	(2,370)
Noncontrolling interest in Chingis	—	—	—	—	—	—	1,996	1,996
Balance at September 30, 2012	27,594	$3	$330,473	$(90,046)	$2,399	$242,829	$3,506	$246,335

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Consolidated net income (loss)	$(2,605)	$56,123	$42,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,031	4,042	2,497
Depreciation and amortization	5,569	4,831	3,530
Amortization of intangibles	1,848	1,698	1,019
Impairment of and write-off of intangibles	8,887	145	—
Impairment of goodwill	4,261	—	—
Impairment of assets	1,182	—	—
Impairment of investment	2,327	—	—
Net gain on sale of investments	—	(560)	(2,761)
Equity in net income of affiliate	—	(233)	—
Loss on the deconsolidation of Giantec	—	30	—
Provision for (recovery of) bad debts	(2)	362	13
Net foreign currency transaction (gains) losses	640	(436)	(87)
Deferred tax assets	5,016	(28,362)	—
Other non-cash items	110	285	259
Changes in operating assets and liabilities:
Accounts receivable	(1,290)	721	(14,415)
Inventories	(2,735)	(2,026)	(34,044)
Other assets	(256)	(1,100)	(1,040)
Deposit to foundry for capacity	—	—	(10,000)
Accounts payable	2,444	(2,899)	13,909
Accrued expenses and other liabilities	1,928	(2,057)	2,113
Net cash provided by operating activities	32,355	30,564	3,748
Cash flows from investing activities:
Acquisition of property, equipment and leasehold improvements	(6,036)	(6,349)	(8,084)
Acquisition of noncontrolling interest in Wintram	(2,370)	—	—
Investment in Nanya Technology Corporation (Nanya)	(27,109)	—	—
Investment in joint venture	(2,000)	—	—
Proceeds from sale of assets	—	20	—
Proceed from sales of trading securities	—	—	19,950
Purchases of available-for-sale securities	(4,800)	(3,944)	(911)
Sales of available-for-sale securities	2,697	3,305	4,752
Investment in consolidated subsidiaries, net of cash and cash equivalents acquired	(13,210)	(15,960)	(50)
Reduction in cash balances upon deconsolidation of Giantec	—	(6,455)	—
Proceeds from noncontrolling interest of consolidated subsidiary	—	—	3,785
Proceeds from sale of investments	—	2,768	3,216
Decrease (increase) in restricted cash	6,786	(1,679)	(5,107)
Net cash provided by (used in) investing activities	(46,042)	(28,294)	17,551
Cash flows from financing activities:
Repurchases and retirements of common stock	(537)	(4,097)	(1,108)
Proceeds from issuance of stock through compensation plans	5,852	3,385	5,967
Proceeds from borrowings under short-term lines of credit	20,809	11,750	—
Principal payments of short-term lines of credit	(20,809)	(11,750)	—
Net cash provided by (used in) financing activities	5,315	(712)	4,859

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Effect of exchange rate changes on cash and cash equivalents	6	640	563
Net increase (decrease) in cash and cash equivalents	(8,366)	2,198	26,721
Cash and cash equivalents at beginning of year	83,863	81,665	54,944
Cash and cash equivalents at end of year	$75,497	$83,863	$81,665
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$875	$1,601	$865
Cash paid for interest expense	$25	$23	$—

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies
Organization
Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. The Company’s primary products are low and medium density DRAM and high speed and low power SRAM.
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, a third party invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. In August 2011, the Company sold approximately 37% of its shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. The Company's consolidated statements of operations reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations. Effective September 1, 2011, the Company accounts for Giantec on the cost basis.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition (See Note 19).
On September 14, 2012, the Company acquired Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition (See Note 20).
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
Investments
Debt securities and marketable equity securities are classified as “available-for-sale”. Available-for-sale securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income, net. The cost of fixed income securities sold is based on the specific identification method and the weighted-average method is used to determine the cost basis of publicly traded equity securities disposed of. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net.
The Company accounts for non-marketable equity and other equity investments for which it does not have control over the investee as equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. The Company accounts for non-marketable equity and and other equity investments as non-marketable cost method investments when the equity method does not apply. The Company's non-marketable equity and other equity investments are included in other assets in its consolidated balance sheet.
The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. The Company’s inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices. Determining the market value of inventories

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on hand and at distributors as of the balance sheet date involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. When market values are below the Company’s costs, the Company records a charge to cost of goods sold to write down inventories to estimated market value in advance of when the inventories are actually sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect the Company’s operating results. If actual market conditions are more favorable, the Company may have higher gross margins when such products are sold. The Company writes down to zero dollars the carrying value of inventory on hand that has aged over one year (two years for wafer and die bank) to cover estimated excess and obsolete exposures, unless adjustments are made based on management’s judgments for newer products, end of life products, planned inventory increases or strategic customer supply. Once established, these write-downs are considered permanent.
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
Goodwill and Purchased Intangible Assets
The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if events or circumstances require an interim impairment assessment. For goodwill, the Company either makes a qualitative assessment prior to proceeding to step 1 of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step 1 of the annual goodwill impairment test and, if necessary, proceed to step 2. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of changes in cumulative translation adjustment, unrealized gains and losses on investments and retirement plan transition obligation and actuarial gains and losses.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss), net of taxes (which were immaterial for all periods presented), was as follows:

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Consolidated net income (loss)	$(2,605)	$56,123	$42,755
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment:
Changes arising during current year	3,932	1,850	1,839
Reclassification for gain included in net income (loss)	—	—	—
Change in unrealized gain (loss) on investments:
Changes arising during current year	(1,523)	57	746
Reclassification for (gain) loss included in net income (loss)	1,213	—	(1,673)
Change in retirement plan transition asset	(196)	(50)	(47)
Change in retirement plan actuarial losses	225	(823)	(1,807)
Comprehensive income (loss)	1,046	57,157	41,813
Comprehensive income (loss) attributable to noncontrolling interests	(113)	(166)	(559)
Comprehensive income (loss) attributable to ISSI	$933	$56,991	$41,254

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2012	2011
	(In thousands)
Accumulated foreign currency translation adjustments	$6,048	$2,116
Accumulated net unrealized loss on SMIC (net of tax of $716 in 2011)	—	(1,213)
Accumulated net unrealized loss on Nanya (net of tax of $312 in 2012)	(1,523)	—
Accumulated net retirement plan transition asset (net of tax of $119 in 2012)	115	311
Accumulated net retirement plan actuarial losses (net of tax of $323 in 2012)	(2,241)	(2,466)
Total accumulated other comprehensive income (loss)	$2,399	$(1,252)

The estimated net prior service cost, actuarial loss, and transition obligation for the Company's defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2013 is $0, $101,000, and $(60,000), respectively.
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
A portion of the Company’s sales is made to distributors under agreements that provide the possibility of certain price adjustment credits, as discussed below, and to return qualifying products for credit, as determined by the Company, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of the Company's shipments to that distributor during the prior quarter. In addition, distributors are allowed to return unsold products if the Company terminates the relationship with the distributor.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain distributors are granted price adjustment credits related to many of their sales to their customers. Price adjustment credits are granted when a distributor’s standard cost (i.e., the Company’s sales price to the distributor) does not provide the distributor with an appropriate margin on its sales to its customers. As a result, the distributor may request and receive a price adjustment credit from the Company to allow the distributor to earn an appropriate margin on the transaction. Certain distributors are also granted price adjustment credits in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Generally, the Company will provide a credit equal to the difference between the price paid by the distributor (less any prior credits on such products) and the new price for the product multiplied by the quantity of such product in the distributor’s inventory at the time of the price decrease. Certain of the Company’s distributor arrangements may allow or require the granting of price concessions below the Company’s cost for a product.
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
Title to the inventory transfers to a distributor at the time of shipment or delivery to the distributor, and payment from the distributor is due in accordance with the Company's standard payment terms. These payment terms are not contingent upon the distributors’ sale of the products to their customers. Upon title transfer to distributors, inventory is reduced for the cost of goods shipped, the deferred distributor margin (sales less cost of sales) is recorded as a liability and an account receivable is recorded.
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
The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2012, 2011 and 2010.

Description	Balance at Beginning of Year	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2010	$1,338	$13	$(1,197)	$154
2011	$154	$362	$(20)	$496
2012	$496	$(2)	$14	$508
________________________

(1)	Includes increases/(decreases) charged or credited to costs and expenses.

(2)	Uncollectible accounts written off, net of recoveries.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs totaled $59,000, $57,000 and $35,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the estimated fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and risk-free interest rates to determine the fair value of a stock option. The estimates of these key assumptions are based on historical information and judgment regarding market factors and trends.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives and residual value of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, valuation allowances for deferred tax assets, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such difference, may be material to the financial statements.
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
Concentration of Credit Risk
The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2012, revenue from the Company’s largest and second largest distributor accounted for approximately 14% and 13%, respectively, of the Company's total net sales. In fiscal 2011, revenue from the Company’s largest and second largest distributor accounted for approximately 15% and 12%, respectively, of the Company's total net sales. In fiscal 2010, revenue from the Company’s largest and second largest distributor, accounted for approximately 15% and 10% of the Company's total net sales.
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
Accounting Pronouncements
The following issued accounting pronouncement is not yet effective for the Company as of September 30, 2012.
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
Impact of Recently Issued Accounting Standards
During fiscal 2012, the Company adopted the following accounting standards, which did not have a material effect on its consolidated results of operations during such period or financial condition at the end of such period:
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2012, the Company’s financial assets utilizing Level 1 inputs include short-term investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at September 30, 2012 and September 30, 2011.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	September 30, 2012	September 30, 2011
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$34,317	$34,281
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,099	1,497
Nanya Technology Corporation (Nanya) common stock (3)	14,752	—
	$50,168	$35,778

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in other assets
There were no transfers in or out of the Company's Level 1 assets during the twelve months ending September 30, 2012 and September 30, 2011.
As of September 30, 2012, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.
Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2012
Money market instruments	$34,317	$—	$—	$34,317
Certificates of deposit	18,302	—	—	18,302
SMIC common stock	1,099	—	—	1,099
Nanya common stock	16,587	—	(1,835)	14,752
Total	70,305	—	(1,835)	68,470
Less: Amounts included in cash, cash equivalents
and restricted cash	(47,177)	—	—	(47,177)
	$23,128	$—	$(1,835)	$21,293

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2011
Money market instruments	$34,281	$—	$—	$34,281
Certificates of deposit	12,051	—	—	12,051
SMIC common stock	3,426	—	(1,929)	1,497
Total	49,758	—	(1,929)	47,829
Less: Amounts included in cash, cash equivalents
and restricted cash	(43,068)	—	—	(43,068)
	$6,690	$—	$(1,929)	$4,761

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2010, the Company sold all of its remaining shares of Ralink for approximately $3.2 million and recorded a pre-tax gain of approximately $2.8 million.
During the fourth quarter of fiscal 2012, the Company recorded a $2.3 million charge to write-down its investment in SMIC due to the decline in fair market value being considered other than temporary. The Company uses the weighted-average cost method to determine the cost basis of its shares of SMIC.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis (See Note 4). The Company determined that the decline in the fair value of its Nanya shares was not other than temporary based on the Company's assessment that the decline was primarily a result of historically volatile semiconductor stock prices. The Company also considered the severity and the duration of the impairment of its Nanya investment. The Company uses the weighted-average cost method to determine the cost basis of its shares of Nanya.
The Company held no debt securities at September 30, 2012 and September 30, 2011. As of September 30, 2012 and September 30, 2011, the Company had cash, cash equivalents and short-term investments of $39.3 million ($3.4 million of which is in China and subject to exchange control regulations) and $41.6 million, respectively, in foreign institutions.

Note 3.    Inventories
Inventories consisted of the following at September 30:

	2012	2011
	(in thousands)
Purchased components	$17,059	$15,826
Work-in-process	28,921	12,323
Finished goods	20,984	28,647
	$66,964	$56,796

In fiscal 2012, 2011 and 2010, the Company recorded inventory write-downs of $5.7 million, $3.5 million and $2.9 million, respectively. The inventory write-downs were predominately for excess and obsolescence and lower of cost or market issues on certain of its products.

Note 4.    Other Assets
Other assets consisted of the following at September 30:

	2012	2011
	(in thousands)
Restricted assets	$239	$230
Deposits to foundry for capacity	3,500	10,000
Investment in Giantec	4,025	4,025
Other investment	2,000	—
Nanya common stock	14,752	—
Nanya private placement shares	11,042	—
Other	3,319	1,166
	$38,877	$15,421

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of September 30, 2012, the Company had pledged $7.1 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable. At September 30, 2012, the Company classified its common shares in Nanya as long-term as the Company's intent was to hold these shares for more than one year.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At September 30, 2012, the Company's ownership interest was approximately 31%. This investment is accounted for under the equity method.
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

Note 5.    Property, Equipment, and Leasehold Improvements, net
Property, equipment, and leasehold improvements, net consisted of the following at September 30:

	2012	2011
	(in thousands)
Machinery and equipment	$47,377	$41,482
Furniture and fixtures	2,869	2,685
Land, buildings and improvements	29,553	30,016
	79,799	74,183
Less accumulated depreciation and amortization	(50,513)	(45,224)
	$29,286	$28,959

During the fourth quarter of fiscal 2012, the Company recorded a $1.2 million impairment charge, which was included in operating expenses, to write-down certain assets to their estimated fair value.
The Company rents out certain floors in its office building in Hsinchu, Taiwan. These leases are cancelable with either two months or three months notice. The value of the assets leased to others is included in Property, Equipment, and Leasehold Improvements, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net. Rental income was approximately $1.3 million, $1.4 million and $1.1 million, in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Depreciation of the assets was approximately $0.1 million in each of fiscal 2012, fiscal 2011 and fiscal 2010.
The assets leased consisted of the following at September 30:

	2012	2011
	(in thousands)
Buildings and improvements	$10,533	$9,838
Less accumulated depreciation	(6,116)	(6,455)
	$4,417	$3,383

Note 6.    Purchased Intangible Assets and Goodwill
During fiscal 2012, in connection with its acquisition of Chingis, the Company recorded $7.9 million of intangible assets (See Note 20). During fiscal 2011, in connection with its acquisition on Si En, the Company recorded $11.6 million of intangible assets (See Note 19).
During the fourth quarter of fiscal 2012, in connection with the Company's annual goodwill impairment test, the Company determined that the intangible assets acquired in the acquisition of Si En were impaired. The analysis indicated that there was no value attributable to the intangible assets and accordingly, the Company recorded an impairment charge of $8.9 million of which

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.4 million was included in cost of sales and $3.5 million was included in operating expenses.
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2012
Developed technology	$4,930	$879	$4,051
In-process technology (IPR&D)	400	$—	400
Customer relationships	3,340	$9	3,331
Other	450	6	444
Total	$9,120	$894	$8,226
September 30, 2011
Developed technology	$6,760	$1,028	$5,732
In-process technology (IPR&D)	1,595	$—	1,595
Customer relationships	3,800	$506	3,294
Other	570	110	460
Total	$12,725	$1,644	$11,081

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Reported as:
Cost of sales	$984	$1,082	$944
Operating expenses	864	616	75
Total	$1,848	$1,698	$1,019
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at September 30, 2012 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 5.53 years, 5.96 years and 2.96 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the estimated useful life of the asset. In this regard, in fiscal 2012, several IPR&D projects were completed and $1.0 million was transferred from IPR&D to developed technology.

Fiscal year
2013	$1,579
2014	1,466
2015	1,315
2016	1,172
2017	1,172
Thereafter	1,122
Total	$7,826

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
The following table provides details regarding the changes in the Company's goodwill:

(in thousands)
Balance at September 30, 2009	$1,251
Addition arising from acquisition of Enable	50
Balance at September 30, 2010	1,301
Addition arising from acquisition of Si En	8,162
Balance at September 30, 2011	9,463
Addition arising from acquisition of Chingis	3,976
Impairment	(4,261)
Balance at September 30, 2012	$9,178
During the fourth quarter of fiscal 2012, the Company completed the first step of its annual goodwill impairment test, which included examining the impact of current general economic conditions on its future prospects and the current level of its market capitalization. Based on this analysis, the Company concluded that goodwill related to its analog reporting unit was impaired. The Company's analog reporting unit's goodwill was originally recorded in connection with its acquisition of Si En. Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, the Company hypothetically allocated the estimated fair value of the analog reporting unit's equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be approximately $3.9 million remaining implied value attributable to goodwill and accordingly, the Company wrote off $4.3 million of its goodwill.

Note 7.    Borrowings
At September 30, 2012, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $20.6 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2012 and September 30, 2011, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through August 2013. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.

Note 8.    Accrued Expenses
Accrued expenses consisted of the following at September 30:

	2012	2011
	(in thousands)
Deferred distributor margin	$2,122	$2,547
Acquisition related liability	4,200	—
Other	4,811	2,164
	$11,133	$4,711

The Company's acquisition of Si En included a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations. At September 30, 2011, the $4.2 million holdback provision was included in other long-term liabilities (See Note 9).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Other Long-term Liabilities
Other long-term liabilities consisted of the following at September 30:

	2012	2011
	(in thousands)
Acquisition related liability	$—	$4,200
Pension liability	3,537	3,099
Non-current deferred tax liabilities	1,415	1,523
Other	526	450
	$5,478	$9,272

The Company's acquisition of Si En included a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations. At September 30, 2012, the $4.2 million holdback provision is included in accrued expenses (See Note 8).

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
As of September 30, 2012, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	818,000
Common shares reserved under stock option plans	7,207,000
Common Stock Repurchases
In fiscal 2012, the Company did not repurchase any shares of its common stock in the open market. The Company paid approximately $4.0 million in connection with the repurchase of 500,000 shares of its common stock during fiscal 2011. As of September 30, 2012, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of September 30, 2012, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plans. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2012, the Company withheld 56,849 shares to satisfy approximately $537,000 of employees’ tax obligations. During fiscal 2011, the Company withheld 8,879 shares to satisfy approximately $76,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

Note 11.    Stock-Based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior option plans, though no further grants can be made under these prior plans. At September 30, 2012, the total number of shares subject to options and awards outstanding under all plans was 5,800,000. At September 30, 2012, 1,407,000 shares were available for future grant under the 2007 Plan of which 157,000 shares were available for the grant of RSUs. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Incentive Compensation Plan
On July 30, 2007, the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the 2007 Plan. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants are made under the Predecessor Plans.
The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.
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
2012 Inducement Option Plan
On July 26, 2012, the Company's board of directors authorized and approved the 2012 Inducement Option Plan (the "Inducement Plan") which was adopted and approved by the Company's compensation committee on September 17, 2012. The purpose of the Inducement Plan was to provide awards of stock options to persons employed by Chingis as a material inducement to such individuals entering into employment with the Company or its subsidiaries upon the acquisition of Chingis by the Company. In this regard, on September 17, 2012, the Company made stock option grants under the Inducement Plan for an aggregate of 439,500 shares of the Company's common stock. The grants under the Inducement Plan were non-qualified stock options to purchase shares of the Company’s common stock and have the following terms: (i) an exercise price equal to $10.42 per share which was the fair market value of the Company’s common stock on the grant date of September 17, 2012, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of the employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested subject to continued employment with the Company.
Other Stock Plans
The Company has outstanding grants under its 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period, except for options granted under the 1995 Director Stock Option Plan, which generally vest over 12 months. Options granted prior to October 1, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant.
The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan (ESPP). Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During the fiscal years ended September 30, 2012, 2011 and 2010, 181,000, 167,000, and 116,000 shares were issued under the plan, respectively. As of September 30, 2012, 818,000 shares were available under the plan for future issuance.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation
Stock-based compensation cost is calculated by the Company on the date of grant using the fair value of the option as determined using the Black-Scholes option pricing model. The compensation cost is then amortized ratably over the vesting period of the individual option grants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.
As of September 30, 2012, there was approximately $9.9 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.58 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of September 30, 2012, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.
Cash flows from tax benefits resulting from the exercise of stock options are classified as financing cash flows in the statement of cash flows. As the Company has a valuation allowance for certain of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.
The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during the fiscal years ended September 30, 2012, 2011 and 2010, was $5,742,000, $3,498,000 and $5,318,000, respectively.
The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Stock-based compensation
Cost of sales	$135	$157	$134
Research and development	1,461	1,078	849
Selling, general and administrative	3,435	2,807	1,514
Total stock-based compensation	5,031	4,042	2,497
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$5,031	$4,042	$2,497

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated values of stock option grants and stock purchase rights, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2012, 2011 and 2010, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2012	2011	2010	2012	2011	2010
Expected life (years)	4.40	4.37	4.54	0.50	0.50	0.50
Expected volatility	60.00%	58.00%	48.00%	42.00%	46.00%	83.00%
Risk-free interest rate	0.61%	1.21%	2.23%	0.11%	0.12%	0.20%
Dividend yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value of grants	$4.70	$3.88	$1.94	$2.66	$2.66	$3.28

The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the fiscal years ended September 30, 2012 , 2011 and 2010 was $9.42 per share, $7.82 per share and $8.31 per share, respectively.
The following table is a summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2009	4,801	$4.97
Options Granted	1,032	$4.57
Options Exercised	(1,203)	$4.39
Options Cancelled/Expired	(355)	$8.17
Balance at September 30, 2010	4,275	$4.77
Options Granted	1,194	$8.29
Options Exercised	(524)	$4.09
Options Cancelled/Expired	(94)	$12.01
Balance at September 30, 2011	4,851	$5.57
Options Granted	1,608	$9.91
Options Exercised	(857)	$5.18
Options Cancelled/Expired	(125)	$9.68
Balance at September 30, 2012	5,477	$6.81	4.36	$14,867
Exercisable at September 30, 2012	3,072	$5.42	3.28	$12,057
Vested and expected to vest after September 30, 2012	5,319	$6.74	4.31	$14,777
Options exercisable at:
September 30, 2010	2,348	$5.60	3.81
September 30, 2011	2,868	$5.31	3.51
September 30, 2012	3,072	$5.42	3.28

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.50	-	$2.51	759	3.11	$2.02	685	$1.99
$2.52	-	4.34	899	3.85	$4.21	606	$4.17
$4.35	-	6.56	842	1.74	$6.01	839	$6.01
$6.57	-	9.06	1,100	4.42	$7.36	644	$7.30
$9.07	-	16.08	1,877	6.25	$10.03	298	$10.15
$1.50	-	$16.08	5,477	4.36	$6.81	3,072	$5.42

The following table is a summary of the Company’s RSU activity and related information under the 2007 Plan (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2009	66	$5.60
Granted	41	$8.31
Vested	(29)	$5.60
Forfeited	(9)	$5.60
Outstanding awards at September 30, 2010	69	$7.21
Granted	362	$7.82
Vested	(49)	$6.75
Forfeited	—	$8.80
Outstanding awards at September 30, 2011	382	$7.84
Granted	106	$9.42
Vested	(165)	$7.73	$1,563
Forfeited	—	$10.64
Outstanding awards at September 30, 2012	323	$8.41	$2,989

Note 12.    Income Taxes
Income before provision for income taxes consisted of the following:

	2012	2011	2010
	(in thousands)
United States	$9,723	$12,931	$25,675
International	(5,816)	15,854	18,234
Total pre-tax income	$3,907	$28,785	$43,909

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2012	2011	2010
	(in thousands)
Current:
Federal	$235	$—	$(207)
State	141	4	318
Foreign	1,120	1,020	1,043
Total current	$1,496	$1,024	$1,154
Deferred:
Federal	5,470	(19,340)	—
State	95	(4,561)	—
Foreign	(549)	(4,461)	—
Total deferred	5,016	(28,362)	—
Total provision (benefit)	$6,512	$(27,338)	$1,154

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2012	2011	2010
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$1,367	$10,075	$15,368
Federal refundable credit	—	—	(207)
State income taxes	69	3	207
Research credits	757	—	—
Foreign losses not benefited (benefited)	1,377	(5,549)	(6,382)
Non-deductible stock compensation	672	527	375
Non-deductible impairment charges	3,321	—	—
U.S. operating loss not benefited (benefited)	—	(5,123)	(9,286)
Valuation allowance changes	1,384	(28,136)	—
Reversal of previously provided taxes	—	—	(140)
Foreign taxes	(2,523)	1,020	1,183
Other individually immaterial items	88	(155)	36
Total provision (benefit)	$6,512	$(27,338)	$1,154

As of September 30, 2012, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $56.8 million, $80.7 million and $14.5 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2013, if not utilized. The Company has federal research and development tax credits and foreign tax and minimum tax credit carryforwards of approximately $3.4 million, $1.3 million and $0.6 million, respectively. The Company also has state research and development tax credit carryforwards of approximately $2.6 million. The Company has foreign research and development tax credit carryforwards of approximately $3.6 million. The federal tax credits will expire at various dates beginning in 2013 through 2031, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign research and development tax credit carryforwards will expire beginning 2013 through 2014, if not utilized.
Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s China operation was under a tax holiday program which began on January 1, 2007 and expired on December 31, 2011. The tax benefit resulting from the holiday was $0, $57,000 and $307,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2012	2011
	(in thousands)
Deferred tax assets:
Depreciation	$215	$87
Inventory and other valuation reserves	1,136	788
Accrued expenses	6,255	2,608
Federal, state and foreign credit carryforwards	7,695	11,143
Federal, state and foreign net operating loss carryforwards	27,041	31,466
Non-deductible stock options	2,714	2,850
Other, net	2,444	2,484
Subtotal	47,500	51,426
Valuation allowance	(24,887)	(22,228)
Total deferred tax assets	$22,613	$29,198

Deferred tax liabilities:
Purchased intangibles	(1,500)	(1,649)
Net deferred tax assets	$21,113	$27,549

Reported as:
Current deferred tax assets	$8,940	$10,044
Non-current deferred tax assets	13,588	19,028
Non-current deferred tax liabilities	(1,415)	(1,523)
Net deferred tax assets	$21,113	$27,549
Non-current deferred tax liabilities are included within other long-term liabilities in the consolidated balance sheets.
Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2012. The valuation allowance for deferred tax assets increased by $2.7 million in fiscal 2012, decreased by $40.5 million in fiscal 2011 and decreased by $16.1 million in fiscal 2010. Approximately $13.1 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2012	2011	2010
	(in thousands)
Balance at the beginning of the year	$4,533	$3,460	$3,790
Increases (decreases) related to current year positions	68	112	(330)
Increases (decreases) related to prior year positions	(1,695)	961	—
Balance at the end of the year	$2,906	$4,533	$3,460

The remaining amount of the unrecognized tax benefit as of September 30, 2012 is offset by a full valuation allowance. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months except for any adjustments related to the expiration of the statute of limitations.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates the unrecognized tax benefits may increase during the year for items that arise in the ordinary course of business. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long term tax payable, if recognized, would reduce the annual income tax provision.
The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2012, the Company has not accrued any potential penalties and interest related to these unrecognized tax benefits.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2005 through 2012 tax years generally remain subject to examination by federal and most state tax authorities, and tax years 2005 through 2012 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2000 tax year through the 2003 tax year to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open for the tax years from 1996 through 2003 and from 2007 through 2012 to the extent research and development credits were generated during these periods and are being utilized in open years.

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
Benefit Obligation and Plan Assets
As of September 30, 2012 and 2011, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligation and plan assets for the Benefit Plan described above were as follows:

	2012	2011
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$5,178	$4,002
Service cost	195	165
Interest cost	108	83
Actuarial loss	75	820
Currency exchange rate changes	205	108
Assumed liability in business combination	286	—
Ending projected benefit obligation	$6,047	$5,178

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$2,079	$1,955
Actual return on plan assets	19	19
Employer contributions	70	52
Currency exchange rate changes	83	53
Assets acquired in business combination	259	—
Ending fair value of plan assets	$2,510	$2,079

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2012	2011
	(in thousands)
Other long-term liabilities	$3,537	$3,099
Accumulated other comprehensive income (net of tax of $204 in 2012)	2,126	2,155
Amount recognized	$5,663	$5,254

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) before taxes, as of September 30:

	2012	2011
	(in thousands)
Net transition asset	$234	$311
Net actuarial loss	(2,564)	(2,466)
Defined benefit plans, net	$(2,330)	$(2,155)
The following table summarizes the accumulated benefit obligation as of September 30:

	2012	2011
	(in thousands)
Accumulated benefit obligation	$3,745	$3,026

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2012	2011
Discount rate	1.90-2.00%	2.00%
Expected return on plan assets	1.90-2.00%	2.00%
Rate of compensation increase	3.00-4.00%	3.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2012	2011	2010
	(in thousands)
Service cost	$195	$165	$94
Interest cost	108	83	46
Expected return on plan assets	(44)	(40)	(38)
Amortization of deferred amount	36	2	(58)
Net periodic benefit cost	$295	$210	$44

The balance of vested benefits was $45,000 and $0 as of September 30, 2012 and September 30, 2011, respectively.
Non-U.S. Plan Assets
For the Benefit Plan, the Company deposits funds into government-managed accounts, and accrues for the unfunded portion of its obligation.
Estimated Future Benefit Payments
The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2013	$296
2014	$374
2015	$47
2016	$150
2017	$68
2018-2022	$3,412

Estimated Future Contributions
The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2013 is $41,000.

Note 14.    Per Share Data
The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2012, 2011 and 2010 are as follows:

	Years Ended September 30,
	2012	2011	2010
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(2,718)	$55,957	$42,196
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	27,120	26,568	25,603
Dilutive effect of stock options and awards	—	1,740	1,438
Denominator for diluted net income (loss) per share	27,120	28,308	27,041
Basic net income (loss) per share	$(0.10)	$2.11	$1.65
Diluted net income (loss) per share	$(0.10)	$1.98	$1.56

The diluted earnings per share calculation for the year ended September 30, 2012 does not include approximately 1,781,000 potential common shares from outstanding stock options and awards because their inclusion would be anti-dilutive. For the years ended September 30, 2012, 2011, and 2010, an additional 1,499,000, 1,115,000 and 589,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2012	2011	2010
	(in thousands)
Net Sales
United States	$42,527	$40,864	$38,333
China	17,913	10,181	14,287
Hong Kong	57,971	74,604	68,959
Taiwan	26,107	28,990	32,075
Japan	29,664	23,143	15,851
Other Asia Pacific countries	32,987	37,356	35,220
Europe	57,295	53,585	46,386
Other	1,486	1,785	1,347
Total net sales	$265,950	$270,508	$252,458
Long-lived assets
United States	$440	$1,216	$1,827
Hong Kong	7	5	16
China	558	706	1,575
Taiwan	28,281	27,032	24,660
Total long-lived assets	$29,286	$28,959	$28,078

Revenues are attributed to countries based on the shipping location of customers.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.
Net foreign currency transaction gains (losses) of approximately $(640,000), $436,000, and $87,000 for the years ended September 30, 2012, 2011, and 2010, respectively, are included in the determination of net income (loss).

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. The Company and the plaintiff entered into a settlement and license agreement on March 29, 2012 and are awaiting judicial approval of a Joint Stipulation to Dismiss the litigation with prejudice filed on April 2, 2012.
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH, for the alleged underpayment of commissions(Case No. 112CV230846).  The complaint alleges 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  On November 13, 2012, the Company filed a motion to strike certain portions of the complaint and a demurrer challenging the legal sufficiency of the complaint.  A hearing is set for December 18, 2012.  No party has yet served any discovery requests. The Company believes it has meritorious defenses and intends to defend this matter vigorously.
Other Legal Proceedings
In the ordinary course of its business, the Company has been involved in a limited number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. However, no assurances can be given with respect to the extent or outcome of any such litigation in the future.
Operating Leases
The Company leases its facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. The Company entered into a six year lease effective February 2007 for its headquarters facility in San Jose, California. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2013	$1,243
2014	438
2015	246
2016	118
2017	—
Total minimum rental commitments	$2,045

Total rental expense, recorded on a straight-line basis, for the years ended September 30, 2012, 2011 and 2010 was approximately $1.4 million, $1.1 million and $1.3 million, respectively.
Commitments to Wafer Fabrication Facilities
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2012, the Company had approximately $19.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Note 17.    Employee 401(k) Plan
The Company has established a defined contribution retirement plan with 401(k) plan features to provide retirement benefits to its eligible U.S. employees. Employees may make contributions through payroll withholdings of up to the lesser of $17,000 ($22,500 for participants older than 50) or 60% of their annual compensation for 2012. The Company elected to make no matching contributions during the years ended September 30, 2012, 2011 and 2010. Administrative expenses relating to the plan are insignificant.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $458,000, $938,000 and $585,000 during the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Accounts receivable from Chrontel was approximately $30,000 and $50,000 at September 30, 2012 and September 30, 2011, respectively.
The Company purchases ASSP products from Giantec (See Note 1). At September 30, 2012, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. Through December 30, 2010, the Company consolidated the results of Giantec. During the fiscal year ended September 30, 2012 and the nine months ended September 30, 2011, the Company purchased approximately $108,000 and $609,000 of products from Giantec, respectively. Accounts payable to Giantec was approximately $26,000 and $418,000 at September 30, 2012 and September 30, 2011, respectively. During the fiscal year ended September 30, 2012 and the nine months ended September 30, 2011, the Company provided Giantec services of approximately $70,000 and $59,000, respectively and received licensing fees from Giantec of approximately $41,000 and $66,000, respectively. Accounts receivable from Giantec was approximately $12,000 and $104,000 at September 30, 2012 and September 30, 2011, respectively.

Note 19.    Acquisition of Si En
On January 31, 2011, the Company acquired 100% of the outstanding shares of Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the mobile communications, digital consumer, networking, and automotive markets. Si En’s current products include audio power amplifiers, LED drivers, voltage converters and temperature sensors. The acquisition of Si En is part of a Company strategy to target additional revenue opportunities and attractive margins in non-memory markets. The Company’s goal with this acquisition is to leverage existing customer and vendor relationships to promote Si En’s products.
 The purchase price was approximately $27.4 million in cash which included a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations.
The allocation of the purchase price of Si En includes both tangible assets and acquired intangible assets. The excess of the purchase price over the fair value allocated to the net assets is goodwill. The goodwill recognized was attributable primarily to expected synergies and the assembled workforce of Si En. The Company currently does not expect to receive a tax benefit for such goodwill.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The developed technology was being amortized over eight years, the customer relationships were being amortized over five years and the other intangible assets were being amortized over lives ranging from three to four years with a weighted-average useful life of three years and six months.
In September 2012, the Company recorded an impairment charge of $13.1 million related to the goodwill and intangibles acquired in connection with its acquisition of Si En (See Note 6).
In fiscal 2011, the Company incurred legal fees of $0.3 million related to its acquisition of Si En. These costs were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

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

Note 20.    Acquisition of Chingis
On September 14, 2012, the Company acquired approximately 94.1% of Chingis Technology Corporation (Chingis) a company headquartered in Taiwan. Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. The Company’s goal with this acquisition is to strengthen its specialty memory product portfolio by adding another specialty memory technology to expand the Company's future growth opportunities. In addition, the Company expects to leverage existing customer and vendor relationships to promote Chingis’s products.
The purchase price was approximately $31.8 million, or $13.2 million net of the approximately $18.6 million in cash on Chingis' balance sheet at closing.
 The allocation of the purchase price of Chingis includes both tangible assets and acquired intangible assets. The excess of the purchase price over the fair value allocated to the net assets is goodwill. The goodwill recognized was attributable primarily to expected synergies and the assembled workforce of Chingis. The Company currently does not expect to receive a tax benefit for such goodwill.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$18,622
Accounts receivable	6,546
Inventories	5,229
Property, equipment and leasehold improvements	117
Other current and other assets	844
Intangible assets:
In-process technology	400
Developed technology	3,690
Customer relationships	3,340
Other intangibles	450
Total identifiable assets acquired	39,238
Current liabilities and other liabilities	(7,946)
Deferred tax liability	(1,440)
Total liabilities assumed	(9,386)
Net identifiable assets acquired	29,852
Noncontrolling interest	(1,996)
Goodwill	3,976
Net assets acquired	$31,832
The noncontrolling interest was determined based on the acquisition date fair value and the minority shareholders' ownership percentage.
The developed technology is being amortized over six years, the customer relationships are being amortized over six years and the other intangible assets are being amortized over three years.
In fiscal 2012, the Company incurred costs of $0.4 million related to its acquisition of Chingis. These costs are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company's financial results for fiscal 2012, include revenue of $1.2 million and a net loss of $1.2 million attributable to Chingis for the period from September 14, 2012 through September 30, 2012.

Unaudited Pro forma Financial Information
 The pro forma financial information presented below is presented as if the acquisition of Chingis had occurred at the beginning of fiscal 2011. The pro forma statements of operations for the twelve months ended September 30, 2012 and 2011, include the historical results of the Company and Chingis plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Years Ended September 30,
	2012	2011
	(in thousands, except per share data)
Net sales	$303,299	$320,516
Net income	$(2,259)	$57,608

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Quarterly Financial Information (unaudited)
The following tables show the Company's quarterly results of operations for each of the years ended September 30, 2012 and 2011.

Fiscal 2012	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$72,500		$64,781	$62,505	$66,164
Gross profit	$18,328	(1)	$21,337	$21,121	$22,198
Operating income	$(9,862)	(2)	$5,196	$5,197	$5,100
Consolidated net income (loss)	$(13,118)	(3)	$3,147	$3,597	$3,769
Net income (loss) attributable to ISSI	$(13,246)	(3)	$3,137	$3,601	$3,790
Basic net income (loss) per share	$(0.48)		$0.11	$0.13	$0.14
Diluted net income (loss) per share	$(0.48)		$0.11	$0.12	$0.13
Market price range common stock:
High	$10.49		$11.50	$11.40	$9.79
Low	$8.75		$8.83	$9.03	$6.81

Fiscal 2011
Net sales	$71,339		$69,809	$63,257	$66,103
Gross profit	$23,838		$23,170	$20,935	$22,465
Operating income	$6,794		$7,525	$5,502	$6,348
Consolidated net income	$35,056	(4)	$8,095	$5,758	$7,214
Net income attributable to ISSI	$34,874	(4)	$8,090	$5,781	$7,212
Basic net income per share	$1.31		$0.30	$0.22	$0.27
Diluted net income per share	$1.23		$0.28	$0.20	$0.26
Market price range common stock:
High	$9.84		$10.17	$11.79	$9.50
Low	$7.49		$8.45	$8.08	$7.01
________________________

(1)	In the September 2012 quarter, the Company recorded a charge of approximately $5.4 million for the impairment of certain intangible assets related to the acquisition of Si En.

(2)	In the September 2012 quarter, the Company recorded a charge of approximately $14.3 million for the impairment of certain tangible and intangible assets related to the acquisition of Si En.

(3)
In the September 2012 quarter, the Company recorded a charge of approximately $14.3 million for the impairment of certain tangible and intangible assets related to the acquisition of Si En and a charge of approximately $2.3 million to write-down its investment in SMIC due to the decline in fair market value being considered other than temporary.

(4)	In the September 2011 quarter, the Company recorded an income tax benefit of approximately $28.1 million from the release of the valuation allowance for certain deferred tax assets.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.    Subsequent Event (unaudited)
On December 4, 2012, the Company completed the purchase of approximately 2.85 acres of land and an approximately 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California. The Company plans to relocate its headquarters to this location prior to the expiration of its current lease in June 2013. The purchase price was approximately $6,500,000, which was financed through a combination of cash and a bank loan in the amount of $4,875,000 (the “Loan”). The Loan has a maturity date of November 30, 2017 and is secured by the Property and an assignment of all leases and rents relating to the Property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Management assessed our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
As contemplated by applicable SEC guidance, management excluded from its evaluation the internal control over financial reporting of Chingis Technology Corporation (Chingis) which we acquired on September 14, 2012. As of and for the period from September 14, 2012 through September 30, 2012, the total assets and total revenues subject to Chingis' internal control over financial reporting represented approximately 10% and less than 1% of our consolidated total assets and total revenues, respectively.
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
Our independent registered public accounting firm, Grant Thornton LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued its attestation report on our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Chingis operated under its own set of systems and internal controls. Following our acquisition of Chingis on September 14, 2012, we began to transition certain of Chingis' processes to our internal control processes; however, we are separately maintaining many of Chingis' internal controls until we are able to complete the integration of Chingis' operations into our systems and control environment. We currently expect this transition to be complete by the end of fiscal 2013.
Other than with the respect to our transition of Chingis to our systems and control environment as described above, during the three months ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.
Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2013 Proxy Statement for our annual meeting of stockholders to be held on February 8, 2013 which proxy statement will be filed no later than 120 days following the end of our 2012 fiscal year (the “2013 Proxy Statement”).
The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.
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
The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2013 Proxy Statement.

Item 11. Executive Compensation
The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2013 Proxy Statement.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2013 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this Report.

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 32 of this Form 10-K.
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

3.	Exhibits

Exhibit Number	Description of Document
2.1(11)	Share Purchase Agreement with Chingis Technology Corporation, dated July 17, 2012.
3.1(2)	Restated Certificate of Incorporation of Registrant.
3.2(5)	Amendment to Restated Certificate of Incorporation of Registrant.
3.3(10)	Amended and Restated Bylaws of Registrant.
4.2(1)	Form of Common Stock Certificate.
10.1(1)	Form of Indemnification Agreement.
10.2(6)*	Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*	1995 Director Stock Option Plan, as amended.
10.4(4)*	Nonstatutory Stock Plan, as amended.
10.5(3)*	1998 Stock Plan, as amended.
10.6(8)*	2007 Incentive Compensation Plan.
10.7(9)*	Executive Bonus Plan.
10.8	2012 Inducement Option Plan.
10.9+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.10	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.11(12)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1	Power of Attorney (see page 75).
31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Document
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+
Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed July 25, 2011.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(11)	Incorporated by reference to the Company's Report on Form 8-K filed September 20, 2012.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.

(b)	Exhibits
See (3) above

(c)	Financial statement schedules
See (2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date:	December 14, 2012
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ JIMMY S.M. LEE	Executive Chairman of the Board	December 14, 2012
(Jimmy S.M. Lee)

/S/ SCOTT D. HOWARTH	Director, President and Chief Executive Officer (Principal Executive Officer)	December 14, 2012
(Scott D. Howarth)

/S/ JOHN M. COBB	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 14, 2012
(John M. Cobb)

/S/ KONG-YEU HAN	Director and Vice Chairman	December 14, 2012
(Kong-Yeu Han)

/S/ PAUL CHIEN	Director	December 14, 2012
(Paul Chien)

/S/ JONATHAN KHAZAM	Director	December 14, 2012
(Jonathan Khazam)

/S/ KEITH MCDONALD	Director	December 14, 2012
(Keith McDonald)

/S/ STEPHEN PLETCHER	Director	December 14, 2012
(Stephen Pletcher)

/S/ BRUCE A. WOOLEY	Director	December 14, 2012
(Bruce A. Wooley)

/S/ JOHN ZIMMERMAN	Director	December 14, 2012
(John Zimmerman)

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1(11)		Share Purchase Agreement with Chingis Technology Corporation, dated July 17, 2012.
3.1(2)		Restated Certificate of Incorporation of Registrant.
3.2(5)		Amendment to Restated Certificate of Incorporation of Registrant.
3.3(10)		Amended and Restated Bylaws of Registrant.
4.2(1)		Form of Common Stock Certificate.
10.1(1)		Form of Indemnification Agreement.
10.2(6)*		Form of 1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*		1995 Director Stock Option Plan, as amended.
10.4(4)*		Nonstatutory Stock Plan, as amended.
10.5(3)*		1998 Stock Plan, as amended.
10.6(8)*		2007 Incentive Compensation Plan.
10.7(9)*		Executive Bonus Plan.
10.8		Inducement Option Plan.
10.9+		Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.10		Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.11(12)		Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1		Power of Attorney (see page 75).
31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+
Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed July 25, 2011.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(10)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(11)	Incorporated by reference to the Company's Report on Form 8-K filed September 20, 2012.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.