Form 10-Q
period 2012-12-31
INTEGRATED SILICON SOLUTION INC
filed 2013-02-08
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of February 1, 2013 was 27,984,171.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2012	2011
Net sales	$76,399	$66,164
Cost of sales	51,908	43,966
Gross profit	24,491	22,198
Operating expenses:
Research and development	10,023	7,601
Selling, general and administrative	11,089	9,497
Total operating expenses	21,112	17,098
Operating income	3,379	5,100
Interest and other income, net	268	213
Income before income taxes	3,647	5,313
Provision for income taxes	1,159	1,544
Consolidated net income	2,488	3,769
Net loss attributable to noncontrolling interests	11	21
Net income attributable to ISSI	$2,499	$3,790
Basic net income per share	$0.09	$0.14
Shares used in basic per share calculation	27,696	26,638
Diluted net income per share	$0.09	$0.13
Shares used in diluted per share calculation	29,106	28,333
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2012	2011
Consolidated net income	$2,488	$3,769
Other comprehensive income (loss), net of tax:
Currency translation adjustments	869	669
Unrealized gains (losses) on investments, net of tax effect of $1,301 in 2012 and $(20) in 2011	5,942	(34)
Change in retirement plan actuarial losses	25	24
Change in retirement plan transition obligation	(15)	(15)
Comprehensive income	$9,309	$4,413
Comprehensive loss attributable to noncontrolling interest	11	21
Comprehensive income attributable to ISSI	$9,320	$4,434

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2012	September 30, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$79,797	$75,497
Short-term investments	7,237	6,541
Accounts receivable, net	43,395	47,710
Inventories	69,270	66,964
Deferred tax assets	6,782	8,940
Other current assets	12,663	12,264
Total current assets	219,144	217,916
Property, equipment and leasehold improvements, net	36,808	29,286
Purchased intangible assets, net	7,825	8,226
Goodwill	9,178	9,178
Deferred tax assets	13,736	13,588
Other assets	45,724	38,877
Total assets	$332,415	$317,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,504	$44,705
Accrued compensation and benefits	6,221	9,420
Accrued expenses	8,160	11,133
Current portion of long-term debt	195	—
Total current liabilities	65,080	65,258
Long-term debt	4,680	—
Other long-term liabilities	5,441	5,478
Total liabilities	75,201	70,736
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	332,043	330,473
Accumulated deficit	(87,547)	(90,046)
Accumulated other comprehensive income	9,220	2,399
Total ISSI stockholders’ equity	253,719	242,829
Noncontrolling interest	3,495	3,506
Total stockholders’ equity	257,214	246,335
Total liabilities and stockholders’ equity	$332,415	$317,071

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities
Consolidated net income	$2,488	$3,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,400	1,354
Stock-based compensation	1,440	1,185
Amortization of intangibles	401	466
Equity in net income of affiliate	79	—
Net foreign currency transaction losses	30	149
Deferred tax assets	580	1,616
Other non-cash items	23	79
Net effect of changes in current and other assets and current liabilities	1,653	(1,022)
Net cash provided by operating activities	8,094	7,596
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(8,754)	(1,734)
Purchases of available-for-sale securities	(3,359)	—
Proceeds from sales of available-for-sale securities	3,079	322
Cash used in investing activities	(9,034)	(1,412)
Cash flows from financing activities
Repurchases and retirement of common stock	(537)	(455)
Proceeds from issuance of common stock	667	1,288
Proceeds from borrowings	4,875	—
Proceeds from borrowings under short-term lines of credit	—	4,036
Principal payments of short-term lines of credit	—	(4,036)
Cash provided by financing activities	5,005	833
Effect of exchange rate changes on cash and cash equivalents	235	93
Net increase in cash and cash equivalents	4,300	7,110
Cash and cash equivalents at beginning of period	75,497	83,863
Cash and cash equivalents at end of period	$79,797	$90,973
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
On September 14, 2012, the Company acquired Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition.
The Company’s operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

2.	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include the useful lives of fixed assets, the fair value of investments, allowances for doubtful accounts and customer returns, valuation allowances for deferred tax assets, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

3.	Impact of Recently Issued Accounting Pronouncements
Impact of Recently Adopted Accounting Standards
On October 1, 2012, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations during such period or its financial condition at the end of such period:
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this amendment requires that an entity present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The Company elected to present the items of net income and other comprehensive income in two separate, but consecutive statements.

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

As of December 31, 2012, the Company’s financial assets utilizing Level 1 inputs include investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at December 31, 2012 or September 30, 2012.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	December 31, 2012	September 30, 2012
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$29,324	$34,317
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,485	1,099
Nanya Technology Corporation (Nanya) common stock (3)	21,719	14,752
	$52,528	$50,168

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in other assets
There were no transfers in or out of our Level 1 assets during the three months ended December 31, 2012.
As of December 31, 2012, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$29,324	$—	$—	$29,324
Certificates of deposit	18,269	—	—	18,269
SMIC common stock	1,099	386	—	1,485
Nanya common stock	16,697	5,022	—	21,719
Total	65,389	5,408	—	70,797
Less: Amounts included in cash, cash equivalents
and restricted cash	(41,841)	—	—	(41,841)
	$23,548	$5,408	$—	$28,956

September 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,317	$—	$—	$34,317
Certificates of deposit	18,302	—	—	18,302
SMIC common stock	1,099	—	—	1,099
Nanya common stock	16,587	—	(1,835)	14,752
Total	70,305	—	(1,835)	68,470
Less: Amounts included in cash, cash equivalents
and restricted cash	(47,177)	—	—	(47,177)
	$23,128	$—	$(1,835)	$21,293
As of December 31, 2012 and September 30, 2012, the Company had cash, cash equivalents and short-term investments of $47.9 million ($3.8 million of which is in China and subject to exchange control regulations) and $39.3 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At December 31, 2012, 399,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2012, 818,000 shares were available for future issuance under the ESPP.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Stock-based compensation
Cost of sales	$43	$33
Research and development	522	315
Selling, general and administrative	875	837
Total stock-based compensation	1,440	1,185
Tax effect on stock-based compensation	—	—
Net effect on net income	$1,440	$1,185
As of December 31, 2012, there was approximately $13.2 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.97 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of December 31, 2012, there was approximately $38,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three month periods ended December 31, 2012 and 2011 were based on estimates at the date of grant as follows:

	Three Months Ended December 31,
	2012	2011
Options
Weighted-average fair value of grants	$4.32	$4.48
Expected term in years	4.45	4.37
Estimated volatility	59%	60%
Risk-free interest rate	0.52%	0.68%
Dividend yield	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month periods ended December 31, 2012 and December 31, 2011, was $9.14 per share and $9.36 per share, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s stock option activity and related information for the three months ended December 31, 2012 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	5,477	$6.81
Granted	899	$9.14
Exercised	(147)	$4.53		$650
Cancelled/Expired	(13)	$9.10
Outstanding at December 31, 2012	6,216	$7.20	4.59	$13,264
Exercisable at December 31, 2012	3,231	$5.61	3.30	$11,398
Vested and expected to vest after December 31, 2012	6,002	$7.12	4.53	$13,209
 A summary of the Company’s RSU activity and related information for the three months ended December 31, 2012 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2012	323	$8.41
Granted	121	$9.14
Vested	(157)	$9.31	$1,464
Forfeited	—	$—
Outstanding at December 31, 2012	287	$8.23	$2,584

6.	Concentrations
In the three months ended December 31, 2012, revenue from the Company's largest distributor accounted for approximately 14% of the Company's total net sales. In the three months ended December 31, 2012, revenue from the Company's second largest distributor accounted for approximately 11% of the Company's total net sales. In the three months ended December 31, 2011, revenue from the Company's largest distributor accounted for approximately 13% of the Company's total net sales. In the three months ended December 31, 2011, revenue from the Company's second largest distributor accounted for approximately 12% of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	December 31, 2012	September 30, 2012
	(In thousands)
Purchased components	$13,648	$17,059
Work-in-process	21,401	28,921
Finished goods	34,221	20,984
	$69,270	$66,964
During the three months ended December 31, 2012 and December 31, 2011, the Company recorded inventory write-downs of $0.8 million and $1.6 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Restricted assets	$347	$239
Deposits to foundry for capacity	3,500	3,500
Investment in Giantec	4,025	4,025
Other investments	1,921	2,000
Nanya common stock	21,719	14,752
Nanya private placement shares	11,120	11,042
Other	3,092	3,319
	$45,724	$38,877

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of December 31, 2012, the Company had pledged $7.1 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable. At December 31, 2012, the Company classified its common shares in Nanya as long-term as the Company's intent was to hold these shares for more than one year.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At December 31, 2012, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
December 31, 2012
Developed technology	$4,930	$1,089	$3,841
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	162	3,178
Other	450	44	406
Total	$9,120	$1,295	$7,825
September 30, 2012
Developed technology	$4,930	$879	$4,051
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	9	3,331
Other	450	6	444
Total	$9,120	$894	$8,226

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Reported as:
Cost of sales	$210	$234
Operating expenses	191	232
Total	$401	$466
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at December 31, 2012 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 5.33 years, 5.71 years and 2.71 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset.

Fiscal year
Remainder of 2013	$1,177
2014	1,466
2015	1,316
2016	1,172
2017	1,172
Thereafter	1,122
Total	$7,425

10.	Borrowings
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the “Loan”), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and an approximately 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
Remainder of 2013	$146
2014	195
2015	195
2016	195
2017	195
Thereafter	3,949
Total	$4,875

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Stockholders’ Equity

     The components of accumulated other comprehensive income, net of tax, were as follows:

	December 31, 2012	September 30, 2012
	(In thousands)
Accumulated foreign currency translation adjustments	$6,917	$6,048
Accumulated net unrealized gain on SMIC	251	—
Accumulated net unrealized gain (loss) on Nanya	4,168	(1,523)
Accumulated net retirement plan transition obligation	100	115
Accumulated net retirement plan actuarial losses	(2,216)	(2,241)
Total accumulated other comprehensive income	$9,220	$2,399

12.	Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income for fiscal 2013. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three months ended December 31, 2012, the Company recorded income tax expense of $1.2 million that represents an effective tax rate of approximately 32% . The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months ended December 31, 2011, the Company recorded an income tax expense of $1.5 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of December 31, 2012, the Company had no unrecognized tax positions that would impact its effective tax rate.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$2,499	$3,790
Denominator for basic net income per share:
Weighted average common shares outstanding	27,696	26,638
Dilutive stock options and awards	1,410	1,695
Denominator for diluted net income per share	29,106	28,333
Basic net income per share	$0.09	$0.14
Diluted net income per share	$0.09	$0.13
For the three months ended December 31, 2012 and December 31, 2011, stock options and awards for 3,256,000 shares and 1,832,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the three month period ended December 31, 2012, the Company did not repurchase any shares of its common stock in the open market. As of December 31, 2012, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of December 31, 2012, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the three months ended December 31, 2012, the Company withheld 34,555 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions (Case No. 112CV230846).  The complaint alleges 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by the Company challenging the legal sufficiency of the complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by the Company was granted in part and denied in part. On December 28, 2012, Varep filed a first amended complaint asserting nine causes of action, including, among others, breach of contract and Labor Code violations. On January 7, 2013, the Company filed a demurrer challenging the legal sufficiency of the first amended complaint and a motion to strike portions of the first amended complaint. A hearing is set for February 19, 2013. No party has yet served any discovery requests. The Company believes it has meritorious defenses to the claims alleged by Varep and intends to defend this suit vigorously.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2012, the Company had approximately $20.8 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Net sales
United States	$8,628	$11,853
China	5,420	2,531
Hong Kong	19,617	14,248
Japan	7,742	8,229
Korea	3,279	3,026
Taiwan	10,342	6,366
Other Asia Pacific countries	6,808	6,171
Europe	14,233	13,382
Other	330	358
Total net sales	$76,399	$66,164

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2012	September 30, 2012
	(In thousands)
Long-lived assets
United States	$6,807	$440
Hong Kong	8	7
China	680	558
Taiwan	29,313	28,281
	$36,808	$29,286
 Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $108,000 and $114,000 during the three month periods ended December 31, 2012 and December 31, 2011, respectively. Accounts receivable from Chrontel was approximately $38,000 and $30,000 at December 31, 2012 and September 30, 2012, respectively.
The Company purchases ASSP products from Giantec Semiconductor, Inc. (Giantec). At December 31, 2012, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and receives certain licensing fees from Giantec. During the three months ended December 31, 2012, the Company purchased approximately $74,000 of products from Giantec. During the three months ended December 31, 2011, the Company purchased no products from Giantec. Accounts payable to Giantec was approximately $100,000 and $26,000 at December 31, 2012 and September 30, 2012, respectively. During each of the three months ended December 31, 2012 and December 31, 2011, the Company provided Giantec services of approximately $18,000, and received licensing fees from Giantec of approximately $5,000 and $10,000, respectively. Accounts receivable from Giantec was approximately $17,000 and $12,000 at December 31, 2012 and September 30, 2012, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM and high speed and low power SRAM. In the first quarter of fiscal 2013 and in fiscal 2012, approximately 86% and 96%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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

 The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first three months of fiscal 2013 and in fiscal 2012. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 89% in the first three months of fiscal 2013, approximately 82% in the first three months of fiscal 2012, approximately 84% in fiscal 2012 and approximately 85% in fiscal 2011. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2012	2011	2012	2011
Asia	70%	61%	62%	64%
Europe	19	20	21	20
U.S.	11	18	16	15
Other	—	1	1	1
Total	100%	100%	100%	100%
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
Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts cost of goods sold and operating expense when we record impairments; (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances where indicators of impairment may exist. For instance, in response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of tangible and intangible assets, including goodwill. In this regard, in fiscal 2012, we recorded impairment charges of $13.1 million for intangible assets and goodwill from our acquisition of Si En and $1.2 million for the impairment of certain tangible assets.
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
Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $76.4 million in the three months ended December 31, 2012 from $66.2 million in the three months ended December 31, 2011. The increase of $10.2 million was primarily the result of $9.0 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $2.0 million in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 principally as a result of changes in the type of DRAM and SRAM products sold. However, our analog revenue decreased by $0.8 million in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended December 31, 2012, revenue from our largest and second largest distributor accounted for approximately 14% and 11%, respectively, of our total net sales. In the three months ended December 31, 2011, revenue from our largest and second largest distributor accounted for approximately 13% and 12%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $2.3 million to $24.5 million in the three months ended December 31, 2012 from $22.2 million in the three months ended December 31, 2011 primarily as a result of sales of our NOR Flash products. Our gross margin was 32.1% in the three months ended December 31, 2012 which included a charge of 1.1% for inventory write-downs compared to 33.5% in the three months ended December 31, 2011 which included a 2.5% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the decrease in gross margin in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 can be attributed to the unfavorable impact in the current period of lower margin NOR flash products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 32% to $10.0 million in the three months ended December 31, 2012 compared to $7.6 million in the three months ended December 31, 2011. As a percentage of net sales, research and development expenses increased to 13.1% in the three months ended December 31, 2012 from 11.5% in the three months ended December 31, 2011. The increase in research and development expenses of $2.4 million was primarily the result of a $1.8 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, headcount related and product development costs increased in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. We expect the dollar amount of our research and development expenses to remain relatively flat in the March 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 17% to $11.1 million in the three months ended December 31, 2012 from $9.5 million in the three months ended December 31, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% in the three months ended December 31, 2012 from 14.4% in the three months ended December 31, 2011. The increase in selling, general and administrative expenses of $1.6 million was primarily the result of a $1.0 million increase in expenses as a result of our acquisition of Chingis. In addition, increases in headcount related expenses and professional services fees in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 were partially offset by a reduction in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the March 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.3 million in the three months ended December 31, 2012 compared to $0.2 million in the three months ended December 31, 2011. The $0.3 million of interest and other income in the three months ended December 31, 2012 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.2 million of interest and other income in the three months ended December 31, 2011 is comprised primarily of rental income of $0.3 million from the lease of excess space in our Taiwan facility offset by foreign exchange losses of $0.1 million.
Provision for income taxes. For the three months ended December 31, 2012, we recorded income tax expense of $1.2 million that represents an effective tax rate of approximately 32%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended December 31, 2011, we recorded income tax expense of $1.5 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $11,000 in the three months ended December 31, 2012 compared to $21,000 in the three months ended December 31, 2011.

Liquidity and Capital Resources
As of December 31, 2012, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $87.0 million. During the three months ended December 31, 2012, we generated cash of $8.1 million from operating activities compared to $7.6 million generated in the three months ended December 31, 2011. The cash provided by operations in the three months ended December 31, 2012 was primarily due to our net income of $2.5 million adjusted for non-cash items of $3.9 million, increases in accounts payable of $5.5 million and decreases in accounts receivable of $4.4 million. This was partially offset by decreases in accrued liabilities of $6.1 million, increases in inventories of $1.9 million and increases in other assets of $0.2 million. The cash provided by operations in the three months ended December 31, 2011 was primarily due to our net income of $3.8 million adjusted for non-cash items of $4.8 million and decreases in inventories of $5.9 million and decreases in accounts receivable of $4.2 million. This was partially offset by decreases in accounts payable of $7.3 million, decreases in accrued liabilities of $1.2 million, and increases in other assets of $2.6 million.
In the three months ended December 31, 2012, we used $9.0 million for investing activities compared to $1.4 million used in the three months ended December 31, 2011. The cash used in the three months ended December 31, 2012 included $8.7 million for the acquisition of property, equipment and building improvements including $6.5 million for our new corporate headquarters and $0.3 million from net purchases of available-for-securities. The cash used in the three months ended December 31, 2011 included $1.7 million for the acquisition of property, equipment and leasehold improvements. In the three months ended December 31, 2011, we generated $0.3 million from net sales of available-for-sale securities.
In the three months ended December 31, 2012, we made capital expenditures of approximately $8.7 million which includes $6.5 million for our new corporate headquarters and the balance for test equipment, engineering tools, and computer hardware and software compared to $1.7 million in the three months ended December 31, 2011. We expect to spend approximately $8.5 million to $11.5 million to purchase property, building improvements and capital equipment during the next twelve months, including approximately $2.4 million for building improvements for our new corporate headquarters, and the balance for additional test equipment, design and engineering tools, and computer hardware. We expect to fund our capital expenditures for fiscal 2013 from our existing cash and cash equivalent balances.
We generated $5.0 million from financing activities during the three months ended December 31, 2012 compared to $0.8 million during the three months ended December 31, 2011. Our sources of financing for the three months ended December 31, 2012 were borrowings of $4.9 million to purchase our new corporate headquarters and proceeds from the issuance of common stock of $0.7 million from stock option exercises. In the three months ended December 31, 2012, we used $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs. Our sources of financing for the three months ended December 31, 2011 were proceeds from the issuance of common stock of $1.3 million from stock option exercises and borrowings of $4.0 million under short-term lines of credit. In the three months ended December 31, 2011, we used $4.0 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs.
We have $18.6 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through November 2013. As of December 31, 2012, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. On December 4, 2012, we purchased a building in Milpitas, California consisting of approximately 55,612 square feet on approximately 2.85 acres for $6.5 million. We plan to relocate our headquarters to this location prior to the expiration of our current lease. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2014. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $1.7 million at December 31, 2012.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at December 31, 2012 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,703	$896	$689	$118	$—
Borrowings	4,875	146	390	390	3,949
Purchase obligations with wafer foundries	20,797	20,797	—	—	—
Acquisition related liability	2,425	2,425	—	—	—
Total contractual cash obligations	$29,800	$24,264	$1,079	$508	$3,949
At December 31, 2012, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2012 and in fiscal 2012, we recorded exchange losses of approximately $30,000 and $0.6 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $87.0 million at December 31, 2012. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at December 31, 2012 was approximately $1.5 million and is included in short-term investments.

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
In September 2012, we invested approximately $27.1 million in Nayna which was comprised of private placement shares which are accounted for on the cost basis and common shares which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. The total cost basis of our common shares in Nanya is approximately $16.7 million and the market value at December 31, 2012 was approximately $21.7 million and is included in other assets. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $23.9 million or $19.5 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other than with the respect to our transition of Chingis to our systems and control environment as described above, during the three months ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against us in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions(Case No. 112CV230846).  The complaint alleges 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by us challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by us was granted in part and denied in part. On December 28, 2012, Varep filed a First Amended Complaint asserting nine causes of action, including, among others, breach of contract and Labor Code violations. On January 7, 2013, we filed a demurrer challenging the legal sufficiency of the first amended complaint and a motion to strike portions of the first amended complaint. A hearing is set for February 19, 2013. No party has yet served any discovery requests. We believe we have meritorious defenses to the claims alleged by Varep and intend to defend this suit vigorously.
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

Item 1A. Risk Factors
Uncertain economic conditions and any future downturn in the automotive market or other markets we serve are expected to adversely affect our business and financial results.
Substantially all of our products are incorporated into products for the automotive, communications, industrial, medical and military, and digital consumer electronics markets. In particular, in the three months ended December 31, 2012 and in fiscal 2012, approximately 45% and 41%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, medical and military, and digital consumer electronics markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first quarter of fiscal 2013 and in fiscal 2012, approximately 86% and 96%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to continuing weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2011, fiscal 2012, and the first quarter of fiscal 2013, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, Global Foundries, Hynix and IBM. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. In this regard, in the September 2012 quarter, we took delivery of a large quantity of DRAM wafers as the result of a last time buy with one of our foundries. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
In the future, we may not be able to make arrangements for needed foundry capacity in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results. In addition, we must be able to secure sufficient assembly and test capacity from third-party contractors. In order to secure such capacity, we are exposed to some of the same risks we face when securing foundry capacity. In the past, we have purchased testing equipment for use by our contractors to satisfy a portion of our capacity needs. If we are not able to secure required assembly and test capacity, our business and customer relationships would be harmed.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries have experienced financial difficulties and have filed for bankruptcy protection, substantially reduced their operations or been acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	possible capacity shortages;

•	foundries ceasing production of wafer types that we need;

•	financial viability of our foundries or other contractors;

•	reduced control over product quality;

•	reduced control over delivery schedules;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	absence of long-term agreements;

•	limited warranties on products supplied to us;

•	impact of foreign exchange rates on our product costs; and

•	general risks related to conducting business internationally.
If any of these risks are realized, our business and results of operations could be adversely affected until our subcontractor is able to remedy the problem or until we are able to secure an alternative subcontractor.
Our foundries may experience lower than expected yields which could adversely affect our business.
The manufacture of integrated circuits is a highly complex and technically demanding process. Production yields and device reliability can be affected by a large number of factors. As is typical in the semiconductor industry, our foundries have from time to time experienced lower than anticipated manufacturing yields and device reliability problems, particularly in connection with the introduction of new products and changes in such foundry’s processing steps. There can be no assurance that our foundries will not experience lower than expected manufacturing yields or device reliability problems in the future, which could materially and adversely affect our business and operating results.
Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts. This may cause the price of our common stock to decline significantly.
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive market;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders;

•	the outcome of any pending or future litigation; and

•	the commencement of any future litigation or antidumping proceedings.

Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2013, in fiscal 2012, and in fiscal 2011, we recorded inventory write-downs of $0.8 million, $5.7 million, and $3.5 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
In the three months ended December 31, 2012, approximately 11% of our net sales was attributable to customers located in the U.S., 19% was attributable to customers located in Europe and 70% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	foreign currency fluctuations;

•	duties, tariffs and other trade barriers and restrictions;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS or avian flu; and

•	earthquakes and other natural disasters.
Adverse changes in our effective tax rate will harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	the jurisdictions in which our profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
Though we had been profitable for twelve consecutive quarters beginning with the September 2009 quarter through the June 2012 quarter, we incurred a loss of $13.2 in the September 2012 quarter and a loss of $2.7 million for fiscal 2012, which included a $14.3 million write-down for certain tangible and intangible net assets related to our acquisition of Si En and a charge of $2.3 million to write-down our investment in Semiconductor Manufacturing International Corporation (SMIC) due to the decline in fair market value of such shares being considered other than temporary. We incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments and such changes could significantly affect our results of operations. In particular, the calculation of share-based compensation expense requires us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the option exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. In the future, factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, and selling, general and administrative expenses.
We depend on our ability to attract and retain our key technical and management personnel.
Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we typically have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees depends on general economic and industry conditions but such competition has been intense in prior periods of industry growth. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At December 31, 2012, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Item 4. Mine Safety Disclosures
None.

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	February 8, 2013	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)