Form 10-Q
period 2013-03-31
INTEGRATED SILICON SOLUTION INC
filed 2013-05-10
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of May 3, 2013 was 28,117,717.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$74,991	$62,505	$151,390	$128,669
Cost of sales	50,002	41,384	101,910	85,350
Gross profit	24,989	21,121	49,480	43,319
Operating expenses:
Research and development	10,308	6,506	20,331	14,107
Selling, general and administrative	10,730	9,418	21,819	18,915
Total operating expenses	21,038	15,924	42,150	33,022
Operating income	3,951	5,197	7,330	10,297
Interest and other income (expense), net	515	(194)	783	19
Gain on sale of investments	2,059	—	2,059	—
Income before income taxes	6,525	5,003	10,172	10,316
Provision for income taxes	3,245	1,406	4,404	2,950
Consolidated net income	3,280	3,597	5,768	7,366
Net loss attributable to noncontrolling interests	7	4	18	25
Net income attributable to ISSI	$3,287	$3,601	$5,786	$7,391
Basic net income per share	$0.12	$0.13	$0.21	$0.28
Shares used in basic per share calculation	27,976	27,053	27,836	26,845
Diluted net income per share	$0.11	$0.12	$0.20	$0.26
Shares used in diluted per share calculation	29,348	28,913	29,240	28,642
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Consolidated net income	$3,280	$3,597	$5,768	$7,366
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3,208)	2,379	(2,339)	3,048
Available-for-sale investments
Change in net unrealized gains (losses)	3,993	24	9,935	(10)
Less: Reclassification adjustment for net gains included in net income.	(668)	—	(668)	—
Net change, net of tax effect of $5,587, $15, $6,888 and $(5), respectively.	3,325	24	9,267	(10)
Change in retirement plan actuarial losses	25	23	50	47
Change in retirement plan transition obligation	(15)	(14)	(30)	(29)
Comprehensive income	$3,407	$6,009	$12,716	$10,422
Comprehensive loss attributable to noncontrolling interest	7	4	18	25
Comprehensive income attributable to ISSI	$3,414	$6,013	$12,734	$10,447

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2013	September 30, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$77,052	$75,497
Short-term investments	34,363	6,541
Accounts receivable, net	49,189	47,710
Inventories	68,748	66,964
Deferred tax assets	4,247	8,940
Other current assets	15,621	12,264
Total current assets	249,220	217,916
Property, equipment and leasehold improvements, net	36,595	29,286
Purchased intangible assets, net	7,433	8,226
Goodwill	9,178	9,178
Deferred tax assets	8,673	13,588
Other assets	20,918	38,877
Total assets	$332,017	$317,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,408	$44,705
Accrued compensation and benefits	6,220	9,420
Accrued expenses	5,712	11,133
Current portion of long-term debt	195	—
Total current liabilities	58,535	65,258
Long-term debt	4,631	—
Other long-term liabilities	5,287	5,478
Total liabilities	68,453	70,736
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	334,986	330,473
Accumulated deficit	(84,260)	(90,046)
Accumulated other comprehensive income	9,347	2,399
Total ISSI stockholders’ equity	260,076	242,829
Noncontrolling interest	3,488	3,506
Total stockholders’ equity	263,564	246,335
Total liabilities and stockholders’ equity	$332,017	$317,071

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Consolidated net income	$5,768	$7,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,746	2,726
Stock-based compensation	2,909	2,447
Amortization of intangibles	793	951
Gain on sale of investments	(2,059)	—
Equity in net income of affiliate	160	—
Net foreign currency transaction losses	(259)	643
Deferred tax assets	2,480	2,702
Other non-cash items	36	92
Net effect of changes in current and other assets and current liabilities	(7,036)	(1,916)
Net cash provided by operating activities	5,538	15,011
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(10,520)	(3,127)
Acquisition of noncontrolling interest in consolidated subsidiary	—	(2,370)
Investment in joint venture	—	(2,000)
Payment of holdback related to Si En acquisition	(4,200)	—
Proceeds from sale of investments	4,655	—
Increase in restricted cash	—	(224)
Purchases of available-for-sale securities	(4,330)	(982)
Proceeds from sales of available-for-sale securities	4,458	1,304
Cash used in investing activities	(9,937)	(7,399)
Cash flows from financing activities
Repurchases and retirement of common stock	(547)	(464)
Proceeds from issuance of common stock	2,151	4,028
Proceeds from borrowings	4,875	—
Principal payments of long-term obligations	(49)	—
Proceeds from borrowings under short-term lines of credit	3,393	7,732
Principal payments of short-term lines of credit	(3,393)	(7,732)
Cash provided by financing activities	6,430	3,564
Effect of exchange rate changes on cash and cash equivalents	(476)	345
Net increase in cash and cash equivalents	1,555	11,521
Cash and cash equivalents at beginning of period	75,497	83,863
Cash and cash equivalents at end of period	$77,052	$95,384
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
The Company’s operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

3.	Impact of Recently Issued Accounting Pronouncements

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of March 31, 2013.
Liabilities
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors in addition to amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance becomes effective for the Company beginning in the first quarter of fiscal 2015 and is not expected to have a material impact on the Company's consolidated financial statements.
Foreign Currency Matters
In March 2013, FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance becomes effective for the Company beginning in the first quarter of fiscal 2015 and is not expected to have a material impact on the Company's consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Impact of Recently Adopted Accounting Standards
On October 1, 2012, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations during such period or its financial condition at the end of such period:
Comprehensive Income
In June 2011, FASB amended its guidance on the presentation of comprehensive income. This amendment eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present the items of net income and other comprehensive income in two separate, but consecutive statements. Effective January 1, 2013, the Company adopted the FASB's standard regarding the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

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

As of March 31, 2013, the Company’s financial assets utilizing Level 1 inputs included investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at March 31, 2013 or September 30, 2012.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	March 31, 2013	September 30, 2012
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,313	$34,317
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,771	1,099
Nanya Technology Corporation (Nanya) common stock (3)	27,324	14,752
	$48,408	$50,168

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in short-term investments at March 31, 2013 and other assets at September 30, 2012.
There were no transfers in or out of Level 1 assets during the three months ended March 31, 2013.
As of March 31, 2013, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.
Available-for-sale marketable securities consisted of the following:

March 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,313	$—	$—	$19,313
Certificates of deposit	15,288	—	—	15,288
SMIC common stock	1,099	672	—	1,771
Nanya common stock	13,676	13,648	—	27,324
Total	49,376	14,320	—	63,696
Less: Amounts included in cash, cash equivalents
and restricted cash	(29,333)	—	—	(29,333)
	$20,043	$14,320	$—	$34,363

September 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,317	$—	$—	$34,317
Certificates of deposit	18,302	—	—	18,302
SMIC common stock	1,099	—	—	1,099
Nanya common stock	16,587	—	(1,835)	14,752
Total	70,305	—	(1,835)	68,470
Less: Amounts included in cash, cash equivalents
and restricted cash	(47,177)	—	—	(47,177)
	$23,128	$—	$(1,835)	$21,293

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended March 31, 2013, the Company sold approximately 40.5 million shares of Nanya common stock for approximately $4.7 million which resulted in a pre-tax gain of approximately $2.1 million.
As of March 31, 2013 and September 30, 2012, the Company had cash, cash equivalents and short-term investments of $39.2 million ($2.7 million of which is in China and subject to exchange control regulations) and $39.3 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At March 31, 2013, 2,309,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2013, 713,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Stock-based compensation
Cost of sales	$44	$33	$87	$66
Research and development	577	343	1,099	658
Selling, general and administrative	848	886	1,723	1,723
Total stock-based compensation	1,469	1,262	2,909	2,447
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,469	$1,262	$2,909	$2,447
As of March 31, 2013, there was approximately $12.3 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.79 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of March 31, 2013, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and six month periods ended March 31, 2013 and 2012 were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Options
Weighted-average fair value of grants	$4.27	$4.79	$4.31	$4.49
Expected term in years	4.45	4.37	4.45	4.37
Estimated volatility	58%	60%	59%	60%
Risk-free interest rate	0.61%	0.61%	0.53%	0.68%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$2.30	$2.98	$2.30	$2.98
Expected term in years	0.49	0.50	0.49	0.50
Estimated volatility	32%	52%	32%	52%
Risk-free interest rate	0.11%	0.07%	0.11%	0.07%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the six month periods ended March 31, 2013 and March 31, 2012, was $9.14 per share and $9.36 per share, respectively.
During the six months ended March 31, 2013, employees purchased a total of 105,000 shares for $0.8 million under the Company's ESPP. During the six months ended March 31, 2012, employees purchased a total of 97,000 shares for $0.7 million under the Company's ESPP.
A summary of the Company’s stock option activity and related information for the six months ended March 31, 2013 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	5,477	$6.81
Granted	1,000	$9.14
Exercised	(275)	$4.79		$1,175
Cancelled/Expired	(40)	$9.56
Outstanding at March 31, 2013	6,162	$7.26	4.43	$13,359
Exercisable at March 31, 2013	3,389	$5.82	3.28	$11,854
Vested and expected to vest after March 31, 2013	5,977	$7.19	4.38	$13,318

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s RSU activity and related information for the six months ended March 31, 2013 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2012	323	$8.41
Granted	121	$9.14
Vested	(168)	$7.90	$1,572
Forfeited	—	$—
Outstanding at March 31, 2013	276	$9.05	$2,528

6.	Concentrations
In the three and six months ended March 31, 2013, revenue from the Company's largest distributor accounted for approximately 16% and 15%, respectively, of the Company's total net sales. In the three and six months ended March 31, 2013, revenue from the Company's second largest distributor accounted for approximately 13% and 11%, respectively, of the Company's total net sales. In the six months ended March 31, 2013, revenue from the Company's third largest distributor accounted for approximately 10% of the Company's total net sales. In the three and six months ended March 31, 2012, revenue from the Company's largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales. In each of the three and six months ended March 31, 2012, revenue from the Company's second largest distributor accounted for approximately 14% of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	March 31, 2013	September 30, 2012
	(In thousands)
Purchased components	$16,153	$17,059
Work-in-process	19,192	28,921
Finished goods	33,403	20,984
	$68,748	$66,964
During the three and six months ended March 31, 2013, the Company recorded inventory write-downs of $1.5 million and $2.3 million, respectively. During the three and six months ended March 31, 2012, the Company recorded inventory write-downs of $1.2 million and $2.8 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Restricted assets	$340	$239
Deposits to foundry for capacity	657	3,500
Investment in Giantec	4,025	4,025
Other investments	1,840	2,000
Nanya common stock	—	14,752
Nanya private placement shares	10,845	11,042
Other	3,211	3,319
	$20,918	$38,877

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of March 31, 2013, the Company had pledged $5.4 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable. During the three months ended March 31, 2013, the Company reclassified its common shares in Nanya to short-term investments as the Company's intent is to sell these shares within one year.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At March 31, 2013, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
March 31, 2013
Developed technology	$4,930	$1,304	$3,626
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	302	3,038
Other	450	81	369
Total	$9,120	$1,687	$7,433
September 30, 2012
Developed technology	$4,930	$879	$4,051
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	9	3,331
Other	450	6	444
Total	$9,120	$894	$8,226

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Reported as:
Cost of sales	$215	$254	$425	$488
Operating expenses	177	231	368	463
Total	$392	$485	$793	$951
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at March 31, 2013 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 5.08 years, 5.46 years and 2.46 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset.

Fiscal year
Remainder of 2013	$785
2014	1,466
2015	1,316
2016	1,172
2017	1,172
Thereafter	1,122
Total	$7,033

10.	Borrowings
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

Fiscal year
Remainder of 2013	$97
2014	195
2015	195
2016	195
2017	195
Thereafter	3,949
Total	$4,826

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income, net of tax, were as follows:

	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Transition Obligation Credits	Actuarial Losses	Foreign Currency Translation Adjustment	Total
	(In thousands)
September 30, 2012	$(1,523)	$115	$(2,241)	$6,048	$2,399
Other comprehensive income before reclassifications	9,935	—	—	(2,339)	7,596
Amounts reclassified out of accumulated other comprehensive income	(668)	(30)	50	—	(648)
Other comprehensive income (loss)	9,267	(30)	50	(2,339)	6,948
March 31, 2013	$7,744	$85	$(2,191)	$3,709	$9,347
The significant amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during the three months and six months ended March 31, 2013 were as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location
Unrealized holding gains (losses) on available-for -sale investments
	$804	$804	Gain on the sale of investments
	(136)	(136)	Provision for income taxes
	$668	$668

There were no significant reclassifications out of accumulated other comprehensive income in the prior year periods.

12.	Income Taxes
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
For the three months and six months ended March 31, 2013, the Company recorded income tax expense of $3.2 million and $4.4 million, respectively, that represents an effective tax rate of approximately 50% and 43%, respectively. A discrete item was recorded in the three months and six months ended March 31, 2013 related to an increase in the valuation allowance of approximately

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

$1.4 million for California net operating loss carryforwards based on the Company's estimated inability to use these carryforwards in the future as a result of a change in the Company's legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of this discrete item, the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months and six months ended March 31, 2012, the Company recorded an income tax expense of $1.4 million and $3.0 million, respectively, that represents an effective tax rate of approximately 28% and 29%, respectively. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of March 31, 2013, the Company had no unrecognized tax positions that would impact its effective tax rate.

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$3,287	$3,601	$5,786	$7,391
Denominator for basic net income per share:
Weighted average common shares outstanding	27,976	27,053	27,836	26,845
Dilutive stock options and awards	1,372	1,860	1,404	1,797
Denominator for diluted net income per share	29,348	28,913	29,240	28,642
Basic net income per share	$0.12	$0.13	$0.21	$0.28
Diluted net income per share	$0.11	$0.12	$0.20	$0.26
For the three months and six months ended March 31, 2013, stock options and awards for 2,998,000 shares and 3,033,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2012, stock options and awards for 1,275,000 shares and 1,886,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the six month period ended March 31, 2013, the Company did not repurchase any shares of its common stock in the open market. As of March 31, 2013, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of March 31, 2013, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2013, the Company withheld 58,755 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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
Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against the Company and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleges willful infringement of the patents by the Company and seeks a permanent injunction of the alleged infringing acts by the Company, as well as up to the trebling of unspecified damages. The Company and the plaintiff entered into a settlement and license agreement on March 29, 2012 and, on April 12, 2013, the court approved a Joint Stipulation to Dismiss the litigation with prejudice.
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions (Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by the Company challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by the Company was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, the Company filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, the Company filed an answer to the remaining allegations of the FAC.  No party has yet served any discovery requests.  The matter has been ordered to mediation, and the mediation is scheduled on June 7, 2013.  The Company believes it has meritorious defenses to the claims alleged by Varep and intends to defend this suit vigorously.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2013, the Company had approximately $17.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Net sales
United States	$9,586	$10,923	$18,214	$22,775
China	4,682	2,467	10,102	4,998
Hong Kong	17,277	13,846	36,894	28,094
Japan	7,305	6,531	15,047	14,760
Korea	3,474	2,200	6,753	5,227
Taiwan	8,875	6,004	19,217	12,370
Other Asia Pacific countries	5,686	4,741	12,494	10,912
Europe	17,651	15,345	31,884	28,727
Other	455	448	785	806
Total net sales	$74,991	$62,505	$151,390	$128,669

	March 31, 2013	September 30, 2012
	(In thousands)
Long-lived assets
United States	$7,050	$440
Hong Kong	8	7
China	705	558
Taiwan	28,832	28,281
	$36,595	$29,286
 Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $82,000 and $190,000 during the three months and six months ending March 31, 2013, respectively. Sales to Chrontel were $172,000 and $286,000 during the three months and six months ended March 31, 2012, respectively. Accounts receivable from Chrontel was approximately $44,000 and $30,000 at March 31, 2013 and September 30, 2012, respectively.
The Company purchases ASSP products from Giantec Semiconductor, Inc. (Giantec). At March 31, 2013, the Company had approximately a 19.85% ownership interest in Giantec. The Company’s Executive Chairman, Jimmy S.M. Lee, is a director of Giantec. The Company also provides logistic services to Giantec for which it is reimbursed and received certain licensing fees from Giantec. During the three months and six months ended March 31, 2013, the Company purchased approximately $78,000 and $152,000, respectively, of products from Giantec. During the three months and six months ended March 31, 2012, the Company purchased no products from Giantec. Accounts payable to Giantec was approximately $78,000 and $26,000 at March 31, 2013 and September 30, 2012, respectively. During the three months and six months ended March 31, 2013, the Company provided Giantec services of approximately $18,000 and $36,000, respectively, and received licensing fees from Giantec of approximately $0 and $5,000 , respectively. During the three months and six months ended March 31, 2012, the Company provided Giantec services of approximately $18,000 and $36,000, respectively, and received licensing fees from Giantec of approximately $12,000 and $22,000, respectively. Accounts receivable from Giantec was approximately $6,000 and $12,000 at March 31, 2013 and September 30, 2012, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM and high speed and low power SRAM. In the first six months of fiscal 2013 and in fiscal 2012, approximately 87% and 96%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
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

 The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first six months of fiscal 2013 and in fiscal 2012. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88% in the first six months of fiscal 2013, approximately 82% in the first six months of fiscal 2012, approximately 84% in fiscal 2012 and approximately 85% in fiscal 2011. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2013	2012	2012	2011
Asia	66%	59%	62%	64%
Europe	21	22	21	20
U.S.	12	18	16	15
Other	1	1	1	1
Total	100%	100%	100%	100%
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
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $75.0 million in the three months ended March 31, 2013 from $62.5 million in the three months ended March 31, 2012. The increase of $12.5 million in net sales was primarily the result of $7.2 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $5.9 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 principally as a result of changes in the type of DRAM and SRAM products sold. However, our analog revenue decreased by $0.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended March 31, 2013, revenue from our largest and second largest distributor accounted for approximately 16% and 13%, respectively, of our total net sales. In the three months ended March 31, 2012, revenue from our largest and second largest distributor accounted for approximately 15% and 14%, respectively, of our total net sales.

Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $3.9 million to $25.0 million in the three months ended March 31, 2013 from $21.1 million in the three months ended March 31, 2012 primarily as a result of sales of our NOR Flash products and a shift in product mix for our DRAM products. Our gross margin was 33.3% in the three months ended March 31, 2013 which included a charge of 2.0% for inventory write-downs compared to 33.8% in the three months ended March 31, 2012 which included a charge of 1.9% for inventory write-downs. Excluding the impact of the inventory write-downs, the decrease in gross margin in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 can be attributed to the unfavorable impact in the current period of lower margin NOR flash products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 58% to $10.3 million in the three months ended March 31, 2013 compared to $6.5 million in the three months ended March 31, 2012. As a percentage of net sales, research and development expenses increased to 13.7% in the three months ended March 31, 2013 from 10.4% in the three months ended March 31, 2012. The increase in research and development expenses of $3.8 million was primarily the result of a $1.9 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, headcount related and product development costs increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect the dollar amount of our research and development expenses to remain relatively flat in the June 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 14% to $10.7 million in the three months ended March 31, 2013 from $9.4 million in the three months ended March 31, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 14.3% in the three months ended March 31, 2013 from 15.1% in the three months ended March 31, 2012. The increase in selling, general and administrative expenses of $1.3 million was primarily the result of a $0.9 million increase in expenses as a result of our acquisition of Chingis. In addition, increases in headcount related expenses and sales commissions in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were partially offset by a reduction in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the June 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income (expense), net. Interest and other income (expense), net was income of $0.5 million in the three months ended March 31, 2013 compared to expense of $0.2 million in the three months ended March 31, 2012. The $0.5 million of interest and other income in the three months ended March 31, 2013 is comprised primarily of $0.3 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items. The $0.2 million of interest and other income (expense), net in the three months ended March 31, 2012 is comprised of an exchange loss of $0.5 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar partially offset by rental income of $0.3 million from the lease of excess space in our Taiwan facility.
Gain on the sale of investments. In the three months ended March 31, 2013, we sold approximately 40.5 million shares of Nanya common stock for approximately $4.7 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the three months ended March 31, 2013, we recorded income tax expense of $3.2 million that represents an effective tax rate of approximately 50%. In the three months March 31, 2013, we recorded an increase in the valuation allowance of approximately $1.4 million for California net operating loss carryforwards based on our estimated inability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such item, the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended March 31, 2012, we recorded income tax expense of $1.4 million that represents an effective tax rate of approximately 28%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $7,000 in the three months ended March 31, 2013 compared to $4,000 in the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012
Net Sales. Net sales increased to $151.4 million in the six months ended March 31, 2013 from $128.7 million in the six months ended March 31, 2012. The increase in net sales of $22.7 million was primarily the result of $16.2 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $7.9 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 principally as a result of changes in the type of DRAM and SRAM products sold. However, our analog revenue decreased by $1.4 million in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

In the six months ended March 31, 2013, revenue from our largest, second largest and third largest distributor accounted for approximately 15%, 11%, and 10%, respectively, of our total net sales. In the six months ended March 31, 2012, revenue from each of our largest and second largest distributor accounted for approximately 14% of our total net sales.
Gross profit. Gross profit increased by $6.2 million to $49.5 million in the six months ended March 31, 2013 from $43.3 million in the six months ended March 31, 2012 primarily as a result of sales of our NOR Flash products and a shift in product mix for our DRAM products. Our gross margin was 32.7% in the six months ended March 31, 2013 which included a charge of 1.5% for inventory write-downs compared to 33.7% in the six months ended March 31, 2012 which included a 2.2% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the decrease in gross margin in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 can be attributed to the unfavorable impact in the current period of lower margin NOR flash products.
Research and development. Research and development expenses increased by 44% to $20.3 million in the six months ended March 31, 2013 from $14.1 million in the six months ended March 31, 2012. As a percentage of net sales, research and development expenses increased to 13.4% in the six months ended March 31, 2013 from 11.0% in the six months ended March 31, 2012. The increase in research and development expenses of $6.2 million was primarily the result of a $3.7 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, headcount related and product development costs increased in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.
Selling, general and administrative. Selling, general and administrative expenses increased by 15% to $21.8 million in the six months ended March 31, 2013 from $18.9 million in the six months ended March 31, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 14.4% in the six months ended March 31, 2013 from 14.7% in the six months ended March 31, 2012. The increase in selling, general and administrative expenses of $2.9 million was primarily the result of a $1.9 million increase in expenses as a result of our acquisition of Chingis. In addition, increases in headcount related expenses, professional service fees and sales commissions in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 were partially offset by a reduction in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter.
Interest and other income, net. Interest and other income, net was $0.8 million in the six months ended March 31, 2013 compared to $19,000 in the six months ended March 31, 2012. The $0.8 million of interest and other income in the six months ended March 31, 2013 is comprised primarily of $0.6 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items. The $19,000 of interest and other income in the six months ended March 31, 2012 is comprised primarily of $0.7 million in rental income from the lease of excess space in our Taiwan facility partially offset by an exchange loss of $0.6 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar.
Gain on the sale of investments. In the six months ended March 31, 2013, we sold approximately 40.5 million shares of Nanya common stock for approximately $4.7 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the six months ended March 31, 2013, we recorded income tax expense of $4.4 million that represents an effective tax rate of approximately 43%. In the six months March 31, 2013, we recorded an increase in the valuation allowance of approximately $1.4 million for California net operating loss carryforwards based on our estimated inability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such item, the differential in foreign tax rates and non-deductible stock-based compensation expense. For the six months ended March 31, 2012, we recorded income tax expense of $3.0 million that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net loss attributable to noncontrolling interests. The net loss attributable to noncontrolling interests was $18,000 in the six months ended March 31, 2013 compared to $25,000 in the six months ended March 31, 2012.

Liquidity and Capital Resources
As of March 31, 2013, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $111.4 million. During the six months ended March 31, 2013, we generated cash of $5.5 million from operating activities compared to $15.0 million generated in the six months ended March 31, 2012. The cash provided by operations in the six months ended March 31, 2013 was primarily due to our net income of $5.8 million adjusted for non-cash items of $6.8 million and increases in accounts payable of $2.5 million. This was partially offset by decreases in accrued liabilities of $4.3 million, increases in inventories of $2.9 million, increases in accounts receivable of $1.7 million and increases in other assets of $0.7 million. The cash provided by operations in the six months ended March 31, 2012 was primarily due to our net income of $7.4 million adjusted for non-cash items of $9.5 million and decreases in inventories of $10.0 million and decreases in accounts receivable of $2.9 million. This was partially offset by decreases in accounts payable of $6.7 million, decreases in accrued liabilities of $2.2 million, and increases in other assets of $5.9 million.
In the six months ended March 31, 2013, we used $9.9 million for investing activities compared to $7.4 million used in the six months ended March 31, 2012. The cash used in the six months ended March 31, 2013 included $10.5 million for the acquisition of property, equipment and building improvements including $6.5 million for our new corporate headquarters and $4.2 million for the payment of a holdback related to our acquisition of Si En. In the six months ended March 31, 2013, we generated $4.7 million from the sale of approximately 40.5 million shares of Nanya common stock and $0.1 million from net sales of available-for-sale securities. The cash used in the six months ended March 31, 2012 included $3.1 million for the acquisition of property, equipment and leasehold improvements, $2.4 million for the acquisition of the noncontrolling interest in one of our consolidated subsidiaries, $2.0 million for a minority investment in a private company and $0.2 million for an increase in restricted cash. In the six months ended March 31, 2012, we generated $0.3 million from net sales of available-for-sale securities.
In the six months ended March 31, 2013, we made capital expenditures of approximately $10.5 million which includes $6.5 million for our new corporate headquarters and the balance for test equipment, engineering tools, and computer hardware and software compared to $3.1 million in the three months ended March 31, 2012. We expect to spend approximately $8.5 million to $11.5 million to purchase property, building improvements and capital equipment during the next twelve months, including approximately $2.4 million for building improvements for our new corporate headquarters, and the balance for additional test equipment, design and engineering tools, and computer hardware. We expect to fund our capital expenditures for fiscal 2013 from our existing cash and cash equivalent balances.
We generated $6.4 million from financing activities during the six months ended March 31, 2013 compared to $3.6 million during the six months ended March 31, 2012. Our sources of financing for the six months ended March 31, 2013 were borrowings of $4.9 million to purchase our new corporate headquarters, borrowing of $3.4 million under short-term lines of credit and proceeds from the issuance of common stock of $2.1 million from stock option exercises and sales under our employee stock purchase plan. In the six months ended March 31, 2013, we used $3.5 million for the repayment of short-term and long-term borrowings and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs. Our source of financing for the six months ended March 31, 2012 was proceeds from the issuance of common stock of $4.0 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $7.7 million under short-term lines of credit. In the six months ended March 31, 2012, we used $7.7 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs.
We have $22.4 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2014. As of March 31, 2013, we had no outstanding borrowings under these short-term lines of credit.
We lease approximately 30,000 square feet of office space in San Jose for our headquarters and the lease on this building expires in June 2013. On December 4, 2012, we purchased a building in Milpitas, California consisting of approximately 55,612 square feet on approximately 2.85 acres for $6.5 million. We plan to relocate our headquarters to this location prior to the expiration of our current lease. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2016. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $1.6 million at March 31, 2013.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.

Our contractual cash obligations at March 31, 2013 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,620	$613	$857	$150	$—
Borrowings	4,826	97	390	390	3,949
Purchase obligations with wafer foundries	17,034	17,034	—	—	—
Total contractual cash obligations	$23,480	$17,744	$1,247	$540	$3,949
At March 31, 2013, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the six months ended March 31, 2013, we recorded exchange gains of approximately $0.3 million, whereas in fiscal 2012, we recorded exchange losses of approximately $0.6 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $111.4 million at March 31, 2013. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at March 31, 2013 was approximately $1.8 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $1.9 million or $1.6 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results. In this regard, in September 2012, we recorded a $2.3 million charge in our statement of operations as we determined that the decline in the value of our shares in SMIC was other-than temporary.
In September 2012, we invested approximately $27.1 million in Nayna which was comprised of private placement shares which are accounted for on the cost basis and common shares which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. In the three months ended March 31, 2013, we sold shares with a cost basis of approximately $2.6 million and recognized a gain of $2.1 million. The total cost basis of our common shares in Nanya is approximately $13.7 million and the market value at March 31, 2013 was approximately $27.3 million and is included in short-term investments. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $30.1 million or $24.6 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other than with the respect to our transition of Chingis to our systems and control environment as described above, during the three months ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
DRAM Memory Technologies LLC v. Integrated Silicon Solution, Inc., et al.
On March 11, 2011, a patent infringement suit was filed against us and several other semiconductor companies in the United States District Court for the Central District of California by DRAM Memory Technologies LLC, for the alleged infringement of various patents related to certain technology allegedly applicable to DRAM devices (Case No. SACV11-00332). The complaint also alleged willful infringement of the patents by us and sought a permanent injunction of the alleged infringing acts by us, as well as up to the trebling of unspecified damages. We and the plaintiff entered into a settlement and license agreement on March 29, 2012 and, on April 12, 2013, the court approved a Joint Stipulation to Dismiss the litigation with prejudice.
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against us in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions(Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by us challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by us was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, we filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, we filed an answer to the remaining allegations of the FAC.  No party has yet served any discovery requests.  The matter has been ordered to mediation, and the mediation is scheduled on June 7, 2013.  We believe we have meritorious defenses to the claims alleged by Varep and intend to defend this suit vigorously. We have concluded that it is a remote possibility that this litigation or pending claims will be material to our financial position.
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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, medical and military, and digital consumer electronics markets. In particular, in the six months ended March 31, 2013 and in fiscal 2012, approximately 45% and 41%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, medical and military, and digital consumer electronics markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first six months of fiscal 2013 and in fiscal 2012, approximately 87% and 96%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to continuing weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2011, fiscal 2012, and the first six months of fiscal 2013, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2013, in fiscal 2012, and in fiscal 2011, we recorded inventory write-downs of $2.3 million, $5.7 million, and $3.5 million, respectively. These inventory write-downs related to valuing our inventory at the lower-of-cost-or-market, and adjusting our inventory valuation for certain excess and obsolete products.
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
The semiconductor market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the gain or loss of significant customers;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the nature of our competitors;

•	our financial strength and the financial strength of our competitors; and

•	general economic conditions.
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
In the six months ended March 31, 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 66% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
We concluded that our internal control over financial reporting was effective at September 30, 2012. If, in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 10.1		2007 Incentive Compensation Plan, as amended (incorporated by reference to the exhibit filed with our Form 8-K filed on February 13, 2013).

Exhibit 10.2		Integrated Silicon Solution, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to the exhibit filed with our Form 8-K filed on March 25, 2013).

Exhibit 31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	**	XBRL Instance Document

Exhibit 101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	May 10, 2013	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)