Form 10-Q
period 2013-06-30
INTEGRATED SILICON SOLUTION INC
filed 2013-08-09
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-23084
 __________________________________________
Integrated Silicon Solution, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	77-0199971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1623 Buckeye Drive, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of August 2, 2013 was 28,961,206.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$77,788	$64,781	$229,178	$193,450
Cost of sales	51,741	43,444	153,651	128,794
Gross profit	26,047	21,337	75,527	64,656
Operating expenses:
Research and development	10,583	6,749	30,914	20,856
Selling, general and administrative	10,829	9,392	32,648	28,307
Total operating expenses	21,412	16,141	63,562	49,163
Operating income	4,635	5,196	11,965	15,493
Interest and other income (expense), net	546	405	1,329	424
Gain on sale of investments	7,280	—	9,339	—
Income before income taxes	12,461	5,601	22,633	15,917
Provision for income taxes	5,215	2,454	9,619	5,404
Consolidated net income	7,246	3,147	13,014	10,513
Net (income) loss attributable to noncontrolling interests	(182)	(10)	(164)	15
Net income attributable to ISSI	$7,064	$3,137	$12,850	$10,528
Basic net income per share	$0.25	$0.11	$0.46	$0.39
Shares used in basic per share calculation	28,293	27,316	27,988	27,002
Diluted net income per share	$0.24	$0.11	$0.44	$0.37
Shares used in diluted per share calculation	29,755	29,069	29,427	28,801
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$7,246	$3,147	$13,014	$10,513
Other comprehensive income (loss), net of tax:
Available-for-sale investments
Change in net unrealized gains (losses)	7,231	(314)	17,166	(324)
Less: Reclassification adjustment for net gains included in net income.	(2,371)	—	(3,039)	—
Net change, net of tax effect of $693, $(185), $7,581 and $(190), respectively.	4,860	(314)	14,127	(324)
Currency translation adjustments	(1,018)	(1,176)	(3,357)	1,872
Change in retirement plan actuarial losses	168	24	218	71
Change in retirement plan transition obligation	(67)	(16)	(97)	(45)
Comprehensive income	$11,189	$1,665	$23,905	$12,087
Comprehensive (income) loss attributable to noncontrolling interest	(182)	(10)	(164)	15
Comprehensive income attributable to ISSI	$11,007	$1,655	$23,741	$12,102

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2013	September 30, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$105,226	$75,497
Short-term investments	33,408	6,541
Accounts receivable, net	48,123	47,710
Inventories	64,606	66,964
Deferred tax assets	3,410	8,940
Other current assets	14,496	12,264
Total current assets	269,269	217,916
Property, equipment and leasehold improvements, net	42,562	29,286
Purchased intangible assets, net	7,035	8,226
Goodwill	9,178	9,178
Deferred tax assets	7,533	13,588
Other assets	16,431	38,877
Total assets	$352,008	$317,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,242	$44,705
Accrued compensation and benefits	7,656	9,420
Accrued expenses	6,898	11,133
Current portion of long-term debt	195	—
Total current liabilities	60,991	65,258
Long-term debt	4,583	—
Other long-term liabilities	8,644	5,478
Total liabilities	74,218	70,736
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	339,528	330,473
Accumulated deficit	(77,196)	(90,046)
Accumulated other comprehensive income	13,290	2,399
Total ISSI stockholders’ equity	275,625	242,829
Noncontrolling interest	2,165	3,506
Total stockholders’ equity	277,790	246,335
Total liabilities and stockholders’ equity	$352,008	$317,071

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Consolidated net income	$13,014	$10,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,152	4,105
Stock-based compensation	4,373	3,730
Amortization of intangibles	1,191	1,449
Gain on sale of investments	(9,339)	—
Equity in net income of affiliate	222	—
Net foreign currency transaction losses	(538)	532
Deferred tax assets	7,197	3,802
Other non-cash items	56	102
Net effect of changes in current and other assets and current liabilities	1,582	(6,639)
Net cash provided by operating activities	21,910	17,594
Cash flows from investing activities
Acquisition of property, equipment and leasehold improvements	(17,883)	(4,900)
Acquisition of noncontrolling interest in consolidated subsidiary	(1,614)	(2,370)
Investment in joint venture	—	(2,000)
Payment of holdback related to Si En acquisition	(4,200)	—
Proceeds from sale of investments	20,386	—
Increase in restricted cash	—	(137)
Purchases of available-for-sale securities	(4,330)	(1,081)
Proceeds from sales of available-for-sale securities	6,507	1,395
Cash used in investing activities	(1,134)	(9,093)
Cash flows from financing activities
Repurchases and retirement of common stock	(547)	(464)
Proceeds from issuance of common stock	5,338	4,338
Proceeds from borrowings	4,875	—
Principal payments of long-term obligations	(97)	—
Proceeds from borrowings under short-term lines of credit	4,069	19,446
Principal payments of short-term lines of credit	(4,069)	(19,446)
Cash provided by financing activities	9,569	3,874
Effect of exchange rate changes on cash and cash equivalents	(616)	346
Net increase in cash and cash equivalents	29,729	12,721
Cash and cash equivalents at beginning of period	75,497	83,863
Cash and cash equivalents at end of period	$105,226	$96,584
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
The Company’s operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

3.	Impact of Recently Issued Accounting Pronouncements and Standards

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of June 30, 2013.
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

As of June 30, 2013, the Company’s financial assets utilizing Level 1 inputs included investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at June 30, 2013 or September 30, 2012.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	June 30, 2013	September 30, 2012
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,315	$34,317
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	2,197	1,099
Nanya Technology Corporation (Nanya) common stock (3)	27,939	14,752
	$49,451	$50,168

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in short-term investments at June 30, 2013 and other assets at September 30, 2012
There were no transfers in or out of Level 1 assets during the three months ended June 30, 2013.
As of June 30, 2013, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.
Available-for-sale marketable securities consisted of the following:

June 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,315	$—	$—	$19,315
Certificates of deposit	12,222	—	—	12,222
SMIC common stock	1,099	1,098	—	2,197
Nanya common stock	9,164	18,775	—	27,939
Total	41,800	19,873	—	61,673
Less: Amounts included in cash and cash
equivalents	(28,265)	—	—	(28,265)
	$13,535	$19,873	$—	$33,408

September 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$34,317	$—	$—	$34,317
Certificates of deposit	18,302	—	—	18,302
SMIC common stock	1,099	—	—	1,099
Nanya common stock	16,587	—	(1,835)	14,752
Total	70,305	—	(1,835)	68,470
Less: Amounts included in cash and cash
equivalents	(47,177)	—	—	(47,177)
	$23,128	$—	$(1,835)	$21,293

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended June 30, 2013, the Company sold approximately 69.0 million shares of Nanya common stock for approximately $11.5 million which resulted in a pre-tax gain of approximately $7.0 million. During the nine months ended June 30, 2013, the Company sold approximately 109.5 million shares of Nanya common stock for approximately $16.1 million which resulted in a pre-tax gain of approximately $9.1 million.
As of June 30, 2013 and September 30, 2012, the Company had cash, cash equivalents and short-term investments of $47.6 million ($5.6 million of which was in China and subject to exchange control regulations) and $39.3 million, respectively, in foreign financial institutions.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At June 30, 2013, 2,294,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
In addition, the Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2013, 713,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock-based compensation
Cost of sales	$46	$35	$133	$101
Research and development	566	395	1,665	1,053
Selling, general and administrative	852	853	2,575	2,576
Total stock-based compensation	1,464	1,283	4,373	3,730
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,464	$1,283	$4,373	$3,730
As of June 30, 2013, there was approximately $11.1 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.62 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of June 30, 2013, there was approximately $0.1 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 1 month.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2013 and 2012 were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Options
Weighted-average fair value of grants	$4.31	$5.07	$4.31	$4.60
Expected term in years	4.45	4.37	4.45	4.37
Estimated volatility	55%	59%	59%	60%
Risk-free interest rate	0.62%	0.58%	0.53%	0.66%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$—	$—	$2.30	$2.98
Expected term in years	—	—	0.49	0.5
Estimated volatility	—%	—%	32%	52%
Risk-free interest rate	—%	—%	0.11%	0.07%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the nine month periods ended June 30, 2013 and June 30, 2012, was $9.14 per share and $9.37 per share, respectively.
During the nine months ended June 30, 2013, employees purchased a total of 105,000 shares for $0.8 million under the Company's ESPP. During the nine months ended June 30, 2012, employees purchased a total of 97,000 shares for $0.7 million under the Company's ESPP.
A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2013 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	5,477	$6.81
Granted	1,030	$9.15
Exercised	(855)	$5.27		$4,203
Cancelled/Expired	(57)	$9.68
Outstanding at June 30, 2013	5,595	$7.45	4.37	$19,671
Exercisable at June 30, 2013	3,155	$6.13	3.36	$15,265
Vested and expected to vest after June 30, 2013	5,439	$7.39	4.32	$19,434

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2013 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2012	323	$8.41
Granted	121	$9.14
Vested	(169)	$7.90	$1,575
Forfeited	(1)	$10.64
Outstanding at June 30, 2013	274	$9.04	$3,008

6.	Concentrations
In the three and nine months ended June 30, 2013, revenue from the Company's largest distributor accounted for approximately 13% and 14%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2013, revenue from the Company's second largest distributor accounted for approximately 10% and 11%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2012, revenue from the Company's largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales. In each of the three and nine months ended June 30, 2012, revenue from the Company's second largest distributor accounted for approximately 13% and 14%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	June 30, 2013	September 30, 2012
	(In thousands)
Purchased components	$12,669	$17,059
Work-in-process	17,369	28,921
Finished goods	34,568	20,984
	$64,606	$66,964
During the three and nine months ended June 30, 2013, the Company recorded inventory write-downs of $1.2 million and $3.5 million, respectively. During the three and nine months ended June 30, 2012, the Company recorded inventory write-downs of $1.8 million and $4.6 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Restricted assets	$503	$239
Deposits to foundry for capacity	—	3,500
Investment in Giantec Semiconductor, Inc. (Giantec)	—	4,025
Other investments	1,778	2,000
Nanya common stock	—	14,752
Nanya private placement shares	10,757	11,042
Other	3,393	3,319
	$16,431	$38,877

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In the three months ended June 30, 2013, the Company sold its investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of June 30, 2013, the Company had pledged $5.3 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable. During the nine months ended June 30, 2013, the Company reclassified its common shares in Nanya to short-term investments as the Company's intent is to sell these shares within one year.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At June 30, 2013, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
June 30, 2013
Developed technology	$5,330	$1,526	$3,804
In-process technology (IPR&D)	—	—	—
Customer relationships	3,340	440	2,900
Other	450	119	331
Total	$9,120	$2,085	$7,035
September 30, 2012
Developed technology	$4,930	$879	$4,051
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	9	3,331
Other	450	6	444
Total	$9,120	$894	$8,226
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Reported as:
Cost of sales	$222	$267	$647	$755
Operating expenses	176	231	544	694
Total	$398	$498	$1,191	$1,449
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at June 30, 2013 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 5.04 years, 5.21 years and 2.21 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. Furthermore, upon completion of the IPR&D projects, the Company will amortize the IPR&D over the useful life of the asset. In this regard, in the three and nine months ended June 30, 2013, $0.4 million was transferred from IPR&D to developed technology upon completion of the projects.

Fiscal year
Remainder of 2013	$409
2014	1,533
2015	1,382
2016	1,238
2017	1,239
Thereafter	1,234
Total	$7,035

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.	Borrowings
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

Fiscal year
Remainder of 2013	$49
2014	195
2015	195
2016	195
2017	195
Thereafter	3,949
Total	$4,778

11.	Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income, net of tax, were as follows:

	Unrealized Holding Gains (Losses) on Available-for-Sale Investments	Transition Obligation Credits	Actuarial Losses	Foreign Currency Translation Adjustment	Total
	(In thousands)
September 30, 2012	$(1,523)	$115	$(2,241)	$6,048	$2,399
Other comprehensive income before reclassifications	17,166	(52)	142	(3,357)	13,899
Amounts reclassified out of accumulated other comprehensive income	(3,039)	(45)	76	—	(3,008)
Other comprehensive income (loss)	14,127	(97)	218	(3,357)	10,891
June 30, 2013	$12,604	$18	$(2,023)	$2,691	$13,290

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The significant amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during the three months and nine months ended June 30, 2013 were as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location
Unrealized holding gains (losses) on available-for -sale investments
	$4,428	$5,232	Gain on the sale of investments
	(2,057)	(2,193)	Provision for income taxes
	$2,371	$3,039

There were no significant reclassifications out of accumulated other comprehensive income in the prior year periods.

12.	Income Taxes
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
For the three months and nine months ended June 30, 2013, the Company recorded income tax expense of $5.2 million and $9.6 million, respectively, that represents an effective tax rate of approximately 42% and 42%, respectively. Discrete items were recorded in the three months and nine months ended June 30, 2013 related to a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on the Company's estimated ability to use these carryforwards in the future as a result of a change in its legal structure and an increase in the valuation allowance for research and development credits of $0.5 million in certain foreign jurisdictions based on the Company's estimated inability to use these credits in the future. The nine months ended June 30, 2013 includes an additional discrete item related to an increase in the valuation allowance of approximately $1.5 million for California net operating loss carryforwards based on the Company's estimated inability to use these carryforwards in the future as a result of a change in the Company's legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of these discrete items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense.
For the three months and nine months ended June 30, 2012, the Company recorded an income tax expense of $2.5 million and $5.4 million, respectively, that represents an effective tax rate of approximately 44% and 34%, respectively. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of June 30, 2013, the Company had no unrecognized tax positions that would impact its effective tax rate.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$7,064	$3,137	$12,850	$10,528
Denominator for basic net income per share:
Weighted average common shares outstanding	28,293	27,316	27,988	27,002
Dilutive stock options and awards	1,462	1,753	1,439	1,799
Denominator for diluted net income per share	29,755	29,069	29,427	28,801
Basic net income per share	$0.25	$0.11	$0.46	$0.39
Diluted net income per share	$0.24	$0.11	$0.44	$0.37
For the three months and nine months ended June 30, 2013, stock options and awards for 2,864,000 shares and 2,849,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2012, stock options and awards for 1,494,000 shares and 1,405,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the nine month period ended June 30, 2013, the Company did not repurchase any shares of its common stock in the open market. As of June 30, 2013, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of June 30, 2013, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2013, the Company withheld 58,755 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

commissions (Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by the Company challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by the Company was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, the Company filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, the Company filed an answer to the remaining allegations of the FAC.  A court-ordered mediation did not result in a resolution of the dispute. Discovery has commenced and is continuing. No trial date has been set. The Company believes it has meritorious defenses to the claims alleged by Varep and intends to defend this suit vigorously.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2013, the Company had approximately $25.6 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net sales
United States	$9,517	$9,774	$27,731	$32,549
China	10,477	3,997	20,579	8,995
Hong Kong	13,638	15,264	50,532	43,358
Japan	8,194	6,826	23,241	21,586
Korea	3,311	3,147	10,064	8,374
Taiwan	11,230	6,663	30,447	19,033
Other Asia Pacific countries	5,880	4,794	18,374	15,706
Europe	14,797	13,893	46,681	42,620
Other	744	423	1,529	1,229
Total net sales	$77,788	$64,781	$229,178	$193,450

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2013	September 30, 2012
	(In thousands)
Long-lived assets
United States	$9,384	$440
Hong Kong	7	7
China	3,082	558
Taiwan	30,089	28,281
	$42,562	$29,286
 Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $104,000 and $294,000 during the three months and nine months ending June 30, 2013, respectively. Sales to Chrontel were $114,000 and $400,000 during the three months and nine months ended June 30, 2012, respectively. Accounts receivable from Chrontel was approximately $66,000 and $30,000 at June 30, 2013 and September 30, 2012, respectively.
During the three months ended June 30, 2013, the Company sold its investment in Giantec and the Company’s Executive Chairman, Jimmy S.M. Lee, resigned his position as a director of Giantec, therefore Giantec is no longer a related party. The Company purchases ASSP products from Giantec and provides logistic services to Giantec for which it is reimbursed and received certain licensing fees from Giantec. During the three months and nine months ended June 30, 2013, the Company purchased approximately $103,000 and $255,000, respectively, of products from Giantec. During each of the three months and nine months ended June 30, 2012, the Company purchased approximately $31,000 of products from Giantec. Accounts payable to Giantec was approximately $180,000 and $26,000 at June 30, 2013 and September 30, 2012, respectively. During the three months and nine months ended June 30, 2013, the Company provided Giantec services of approximately $17,000 and $53,000, respectively, and received licensing fees from Giantec of approximately $0 and $5,000, respectively. During the three months and nine months ended June 30, 2012, the Company provided Giantec services of approximately $17,000 and $53,000, respectively, and received licensing fees from Giantec of approximately $12,000 and $34,000, respectively. Accounts receivable from Giantec was approximately $6,000 and $12,000 at June 30, 2013 and September 30, 2012, respectively.

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
All forward-looking statements made by us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM and high speed and low power SRAM. In the first nine months of fiscal 2013 and in fiscal 2012, approximately 87% and 96%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our net sales in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013, we acquired an additional 4.8% of Chingis for approximately $1.6 million. At June 30, 2013, we owned approximately 98.9% of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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
As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer. In recent years, it has become more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries.  In this regard, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees. In addition, certain of our foundries have decided from time to time not to produce the type of wafers that we need (especially certain types of DRAM wafers) so we have been forced to rely on alternative sources of supply and to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry.  Although such matters have not had a material adverse impact on our business or financial results in recent periods, there can be no assurance as to the future impact that such matters will have on our business, customer relationships or results of operations.
 The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first nine months of fiscal 2013 and in fiscal 2012. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue growth rate, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88% in the first nine months of fiscal 2013, approximately 83% in the first nine months of fiscal 2012, approximately 84% in fiscal 2012 and approximately 85% in fiscal 2011. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Nine Months Ended June 30,		Fiscal Years Ended September 30,
	2013	2012	2012	2011
Asia	67%	60%	62%	64%
Europe	20	22	21	20
U.S.	12	17	16	15
Other	1	1	1	1
Total	100%	100%	100%	100%
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
Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3: Impact of Recently Issued Accounting Pronouncements and Standards” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $77.8 million in the three months ended June 30, 2013 from $64.8 million in the three months ended June 30, 2012. The increase of $13.0 million in net sales was primarily the result of $8.4 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $4.8 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 principally as a result of changes in the type of DRAM and SRAM products sold. However, our analog revenue decreased by $0.2 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In the three months ended June 30, 2013, revenue from our largest and second largest distributor accounted for approximately 13% and 10%, respectively, of our total net sales. In the three months ended June 30, 2012, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $4.7 million to $26.0 million in the three months ended June 30, 2013 from $21.3 million in the three months ended June 30, 2012 primarily as a result of sales of our NOR Flash products and a shift in product mix for our DRAM products. Our gross margin was 33.5% in the three months ended June 30, 2013 which included a charge of 1.6% for inventory write-downs compared to 32.9% in the three months ended June 30, 2012 which included a charge of 2.7% for inventory write-downs. Excluding the impact of the inventory write-downs, the decrease in gross margin in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 can be attributed to the unfavorable impact in the current period of lower margin NOR flash products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 57% to $10.6 million in the three months ended June 30, 2013 compared to $6.7 million in the three months ended June 30, 2012. As a percentage of net sales, research and development expenses increased to 13.6% in the three months ended June 30, 2013 from 10.4% in the three months ended June 30, 2012. The increase in research and development expenses of $3.9 million was primarily the result of a $2.0 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, headcount related and product development costs increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We expect the dollar amount of our research and development expenses to decrease slightly in the September 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 15% to $10.8 million in the three months ended June 30, 2013 from $9.4 million in the three months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 13.9% in the three months ended June 30, 2013 from 14.5% in the three months ended June 30, 2012. The increase in selling, general and administrative expenses of $1.4 million was primarily the result of a $0.9 million increase in expenses as a result of our acquisition of Chingis. In addition, increases in headcount related expenses and sales commissions in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were partially offset by a reduction in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the September 2013 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income (expense), net. Interest and other income (expense), net was income of $0.5 million in the three months ended June 30, 2013 compared to income of $0.4 million in the three months ended June 30, 2012. The $0.5 million of interest and other income in the three months ended June 30, 2013 is comprised primarily of $0.3 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items. The $0.4 million of interest and other income, net in the three months ended June 30, 2012 is comprised of $0.3 million of rental income from the lease of excess space in our Taiwan facility and $0.1 million of exchange gains as a result of the depreciation of the New Taiwan dollar compared to the U.S. dollar.
Gain on the sale of investments. In the three months ended June 30, 2013, we sold approximately 69.0 million shares of Nanya common stock for approximately $11.5 million which resulted in a pre-tax gain of approximately $7.0 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. For the three months ended June 30, 2013, we recorded income tax expense of $5.2 million that represents an effective tax rate of approximately 42%. In the three months June 30, 2013, we recorded a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure and an increase in the valuation allowance for research and development credits of $0.5 million in certain foreign jurisdictions based on our estimated inability to use these credits in the future. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense. For the three months ended June 30, 2012, we recorded income tax expense of $2.5 million that represents an effective tax rate of approximately 44%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net (income) loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $182,000 in the three months ended June 30, 2013 compared to $10,000 in the three months ended June 30, 2012.
Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
Net Sales. Net sales increased to $229.2 million in the nine months ended June 30, 2013 from $193.5 million in the nine months ended June 30, 2012. The increase in net sales of $35.7 million was primarily the result of $24.6 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $12.7 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 principally as a result of changes in the type of DRAM and SRAM products sold. However, our analog revenue decreased by $1.6 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

In the nine months ended June 30, 2013, revenue from our largest and second largest distributor accounted for approximately 14% and 11%, respectively, of our total net sales. In the nine months ended June 30, 2012, revenue from each of our largest and second largest distributor accounted for approximately 14% of our total net sales.
Gross profit. Gross profit increased by $10.8 million to $75.5 million in the nine months ended June 30, 2013 from $64.7 million in the nine months ended June 30, 2012 primarily as a result of sales of our NOR Flash products and a shift in product mix for our DRAM products. Our gross margin was 33.0% in the nine months ended June 30, 2013 which included a charge of 1.5% for inventory write-downs compared to 33.4% in the nine months ended June 30, 2012 which included a 2.4% charge for inventory write-downs. Excluding the impact of the inventory write-downs, the decrease in gross margin in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 can be attributed to the unfavorable impact in the current period of lower margin NOR flash products.
Research and development. Research and development expenses increased by 48% to $30.9 million in the nine months ended June 30, 2013 from $20.9 million in the nine months ended June 30, 2012. As a percentage of net sales, research and development expenses increased to 13.5% in the nine months ended June 30, 2013 from 10.8% in the nine months ended June 30, 2012. The increase in research and development expenses of $10.0 million was primarily the result of a $5.7 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, headcount related and product development costs increased in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.
Selling, general and administrative. Selling, general and administrative expenses increased by 15% to $32.6 million in the nine months ended June 30, 2013 from $28.3 million in the nine months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 14.2% in the nine months ended June 30, 2013 from 14.6% in the nine months ended June 30, 2012. The increase in selling, general and administrative expenses of $4.3 million was primarily the result of a $2.8 million increase in expenses as a result of our acquisition of Chingis. In addition, increases in headcount related expenses, professional service fees and sales commissions in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 were partially offset by a reduction in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter.
Interest and other income, net. Interest and other income, net was $1.3 million in the nine months ended June 30, 2013 compared to $0.4 million in the nine months ended June 30, 2012. The $1.3 million of interest and other income in the nine months ended June 30, 2013 is comprised primarily of $0.9 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.5 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items. The $0.4 million of interest and other income in the nine months ended June 30, 2012 is comprised primarily of $1.0 million in rental income from the lease of excess space in our Taiwan facility partially offset by an exchange loss of $0.5 million as a result of the appreciation of the New Taiwan dollar compared to the U.S. dollar.
Gain on the sale of investments. In the nine months ended June 30, 2013, we sold approximately 109.5 million shares of Nanya common stock for approximately $16.1 million which resulted in a pre-tax gain of approximately $9.1 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. For the nine months ended June 30, 2013, we recorded income tax expense of $9.6 million that represents an effective tax rate of approximately 42%. In the nine months ended June 30, 2013, we recorded an increase in the valuation allowance of approximately $1.5 million for California net operating loss carryforwards and a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure. In addition, we recorded an increase in the valuation allowance for research and development credits of $0.5 million in certain foreign jurisdictions based on our estimated inability to use these credits in the future. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense. For the nine months ended June 30, 2012, we recorded income tax expense of $5.4 million that represents an effective tax rate of approximately 34%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net (income) loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $164,000 in the nine months ended June 30, 2013 compared to a net loss of $15,000 in the nine months ended June 30, 2012.

Liquidity and Capital Resources
As of June 30, 2013, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $138.6 million. During the nine months ended June 30, 2013, we generated cash of $21.9 million from operating activities compared to $17.6 million generated in the nine months ended June 30, 2012. The cash provided by operations in the nine months ended June 30, 2013 was primarily due to our net income of $13.0 million adjusted for non-cash items of $7.3 million, increases in accounts payable of $2.2 million, decreases in inventories of $0.9 million and decreases in other assets of $0.7 million. This was partially offset by decreases in accrued liabilities of $1.5 million and increases in accounts receivable of $0.7 million. The cash provided by operations in the nine months ended June 30, 2012 was primarily due to our net income of $10.5 million adjusted for non-cash items of $13.7 million and decreases in inventories of $11.0 million. This was partially offset by increases in other assets of $10.8 million, decreases in accounts payable of $6.6 million and decreases in accrued liabilities of $0.2 million.
In the nine months ended June 30, 2013, we used $1.1 million for investing activities compared to $9.1 million used in the nine months ended June 30, 2012. The cash used in the nine months ended June 30, 2013 included $17.9 million for the acquisition of property, equipment and building improvements including $9.1 million for our new corporate headquarters and $2.4 million for office space in Suzhou, China, $4.2 million for the payment of a holdback related to our acquisition of Si En and $1.6 million to acquire an additional 4.8% of the noncontrolling interest in our Chingis subsidiary. In the nine months ended June 30, 2013, we generated $16.1 million from the sale of approximately 109.5 million shares of Nanya common stock, $4.3 million from the sale of our investment in Giantec and $2.2 million from net sales of available-for-sale securities. The cash used in the nine months ended June 30, 2012 included $4.9 million for the acquisition of property, equipment and leasehold improvements, $2.4 million for the acquisition of the noncontrolling interest in our Wintram subsidiary, $2.0 million for a minority investment in a joint venture and $0.1 million for an increase in restricted cash. In the nine months ended June 30, 2012, we generated $0.3 million from net sales of available-for-sale securities.
In the nine months ended June 30, 2013, we made capital expenditures of approximately $17.9 million which includes $9.1 million for our new corporate headquarters, $2.4 million for office space in Suzhou and the remaining balance for test equipment, engineering tools, and computer hardware and software compared to $4.9 million in the nine months ended June 30, 2012. We expect to spend approximately $6.0 million to $9.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $9.6 million from financing activities during the nine months ended June 30, 2013 compared to $3.9 million during the nine months ended June 30, 2012. Our sources of financing for the nine months ended June 30, 2013 were borrowings of $4.9 million to purchase our new corporate headquarters, borrowing of $4.1 million under short-term lines of credit and proceeds from the issuance of common stock of $5.3 million from stock option exercises and sales under our employee stock purchase plan. In the nine months ended June 30, 2013, we used $4.2 million for the repayment of short-term and long-term borrowings and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs. Our sources of financing for the nine months ended June 30, 2012 were proceeds from the issuance of common stock of $4.4 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $19.4 million under short-term lines of credit. In the nine months ended June 30, 2012, we used $19.4 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs.
At June 30, 2013, we had $22.3 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2014. As of June 30, 2013, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of approximately 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. Outside of the U.S., we have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2016. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. Our outstanding commitments under these leases were approximately $1.3 million at June 30, 2013.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at June 30, 2013 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,260	$241	$869	$150	$—
Borrowings	4,778	49	390	390	3,949
Purchase obligations with wafer foundries	25,610	25,610	—	—	—
Total contractual cash obligations	$31,648	$25,900	$1,259	$540	$3,949
At June 30, 2013, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the nine months ended June 30, 2013, we recorded exchange gains of approximately $0.5 million, whereas in fiscal 2012, we recorded exchange losses of approximately $0.6 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $138.6 million at June 30, 2013. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at June 30, 2013 was approximately $2.2 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.4 million or $2.0 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results. In this regard, in September 2012, we recorded a $2.3 million charge in our statement of operations as we determined that the decline in the value of our shares in SMIC was other-than temporary.
In September 2012, we invested approximately $27.1 million in Nayna which was comprised of private placement shares which are accounted for on the cost basis and common shares which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. In the nine months ended June 30, 2013, we sold shares with a cost basis of approximately $7.0 million and recognized a gain of $9.1 million. The total cost basis of our common shares in Nanya is approximately $9.2 million and the market value at June 30, 2013 was approximately $27.9 million and is included in short-term investments. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $30.7 million or $25.1 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. However, since June 30, 2013, Nanya's stock price has declined by as much as 35%. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other than with the respect to our transition of Chingis to our systems and control environment as described above, during the three months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against us in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions(Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by us challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by us was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, we filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, we filed an answer to the remaining allegations of the FAC.  A court-ordered mediation did not result in a resolution of the dispute. Discovery has commenced and is continuing. No trial date has been set. We believe we have meritorious defenses to the claims alleged by Varep and intend to defend this suit vigorously. We have concluded that it is a remote possibility that this litigation or pending claims will be material to our financial position.
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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, medical and military, and digital consumer electronics markets. In particular, in the nine months ended June 30, 2013 and in fiscal 2012, approximately 45% and 41%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, medical and military, and digital consumer electronics markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first nine months of fiscal 2013 and in fiscal 2012, approximately 87% and 96%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2011, fiscal 2012, and the first nine months of fiscal 2013, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with Nanya, Powerchip Semiconductor, SMIC, TSMC, Global Foundries, Hynix and IBM. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. In this regard, in the September 2012 quarter, we took delivery of a large quantity of DRAM wafers as the result of a last time buy with one of our foundries. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries (including foundries that we relied on for wafers)experienced financial difficulties and filed for bankruptcy protection, substantially reduced their operations or were acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2013, in fiscal 2012, and in fiscal 2011, we recorded inventory write-downs of $3.5 million, $5.7 million, and $3.5 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in September 2012, we acquired Chingis, a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. In addition, in January 2011, we acquired Si En, a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions (including our acquisition of Chingis) involve numerous risks, including:

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
In the nine months ended June 30, 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.

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
Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executives, it may negatively impact the related business relationships since we typically have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees depends on general economic and industry conditions but such competition has been intense in recent periods. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.
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
Though we had been profitable for twelve consecutive quarters beginning with the September 2009 quarter through the June 2012 quarter, we incurred a loss of $13.2 in the September 2012 quarter and a loss of $2.7 million for fiscal 2012, which included a $14.3 million write-down for certain tangible and intangible net assets related to our acquisition of Si En and a charge of $2.3 million to write-down our investment in SMIC due to the decline in fair market value of such shares being considered other than temporary. We incurred a loss of $5.1 million in fiscal 2009, which included a $0.7 million charge for acquired in-process technology. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At June 30, 2013, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in Milpitas, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, volcanic eruptions, fires, extreme weather conditions, medical epidemics such as a flu outbreak and other natural or manmade disasters.
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
We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances applicable to specified electronic products placed on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the RoHS Directive). We expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, and could require that we change the design or manufacturing of our products, any of which could have a material adverse effect on our business.
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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	August 9, 2013	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)