Form 10-K
period 2013-09-30
INTEGRATED SILICON SOLUTION INC
filed 2013-12-13
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2013 (the last business day of the registrant’s second quarter of fiscal 2013), was approximately $159.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s Common Stock on December 6, 2013 was 29,466,567.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form, high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products including high brightness LED (HBLED) drivers and audio amplifiers. In fiscal 2013, approximately 88% of our revenue was derived from our DRAM and SRAM products. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many of our competitors. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.
Our outsourced manufacturing model is based upon relationships with key foundries such as GlobalFoundries Inc., Hynix, Nanya Technology Corporation (Nanya), Powerchip, Semiconductor Manufacturing International Corporation (SMIC), Taiwan Semiconductor Manufacturing Corporation (TSMC), and United Microelectronics Corporation (UMC). We have an established presence in the important Asian market that includes our design groups in Shanghai, China, Xiamen, China, Hsinchu, Taiwan and Songham, Korea. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our worldwide headquarters are in Milpitas, California.
Our customers include leaders in each of our four target markets, including Continental, Delphi, Panasonic and Sirius XM in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider and Siemens in IMM applications; and Samsung, Sharp and Toshiba in digital consumer. Due to their significant size and market influence, we believe these types of customers generally drive memory volumes in their market segments and help define the direction of future memory needs.
On September 14, 2012, we acquired Chingis Technology Corporation (Chingis), a public company in Taiwan, which provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis targets the personal computer peripheral markets including the hard disk drive market. Chingis's current products include low density serial flash products.
On January 31, 2011, we acquired Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the communications, digital consumer and automotive markets.
Company Background
We were incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. We have one operating segment which is to design, develop and market high performance DRAM and SRAM and other memory and non-memory semiconductor products. Our principal executive offices are located at 1623 Buckeye Drive, Milpitas, California 95035, and our telephone number is (408) 969-6600. On our Investor Relations web site, located at www.issi.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such documents on our Investor Relations web site are available free of charge.
Market Background
In recent years, the need for sophisticated semiconductor memory architecture has expanded beyond the PC market and into electronic systems in a wide variety of markets, including automotive electronics, communications, IMM applications and digital consumer. Advances in technology have allowed for increasingly complex digital consumer products such as set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all electronic systems incorporate semiconductor memory devices to enable and enhance system performance.
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
Mobile communication products have gained broad acceptance among consumers. Applications for cellular communications, wireless local area networks (WLAN) and global positioning systems (GPS) are increasingly able to access a wide range of data services, from internet connectivity to location detection, and are delivering information to consumers through sophisticated mobile products. Mobile products connect without wires to a base station that receives and sends data or voice to the mobile device. As more data and user content is accessed and stored on the mobile devices, advanced memory is required to store and access this information. As 3G and 4G mobile broadband services proliferate, the volume of data is expected to increase significantly, and memory is expected to play a crucial role in ensuring quality of service in the mobile infrastructure market.
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
The flash market can be segmented into serial NOR, parallel NOR and NAND flash products. We are currently focusing on serial NOR and parallel NOR products for personnel computer peripherals, communications, automotive and industrial applications.
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
Strategy
Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products. For both product lines, we emphasize our commitment to be a long-term provider of legacy, small to medium density memories that are of less interest to some of our larger competitors. Flash, our newest addition to our memory portfolio is complementary to our SRAM and DRAM products. Our customers are among the largest manufacturers in the automotive electronic, communications, IMM and digital consumer markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are primarily located in Asia. Our management has extensive experience working with Asian foundries. We believe these factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:
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
Expand our Cost Effective Asian-Based Development Teams. We intend to continue to capitalize on our extensive experience in Asia. We have established cost effective engineering development teams close to our customers through our subsidiaries in Taiwan, China and Korea and have a full complement of research and development and sales and marketing capability in these Asian locations.
Further Penetrate Industry Leading Customers. We leverage our expertise in producing high quality memory products to penetrate our target markets through industry leading accounts, such as Continental, Delphi and Panasonic in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider, and Siemens in IMM applications; and Samsung, Sharp, and Toshiba in digital consumer. We target these customers because we believe they drive high volumes in their markets, have long life cycle products and define the direction of future memory requirements. We believe our success with these market leaders enables us to attract other customers and broaden our customer base.
NOR Flash Product Line Addition. With our acquisition of Chingis, we offer a NOR flash product line which we believe is synergistic with our SRAM and DRAM customer base. Our goal is to expand our presence with our current customers and to promote our flash portfolio with our customer base specifically focused on the automotive and industrial markets.
Analog Market Expansion. We develop analog products for use in our key markets. Our goal is to expand our key customer relationships by developing additional analog products in core end markets, increasing our market share in China, and expanding into high volume emerging markets. Currently, our analog products include audio amplifiers, LED drivers, power management and temperature sensors.

Customers and Marketing
Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Automotive Electronics	Communications	Industrial/Military/Medical	Digital Consumer
Bosch	Alcatel-Lucent	General Electric	Garmin
Continental	Cisco	Honeywell	Inventec
Delphi	Ericsson	Hypercom	Lenovo
Harman Becker	Huawei Technologies	Philips	LG Electronics
Hyundai Mobis	Motorola Solutions	Raytheon	Motorola
Johnson Controls	Nokia Siemens Networks	Schneider Electric	NEC
Panasonic	Tellabs	Siemens	Oppo
Philips	ZTE	Tyco	Panasonic
SiriusXM			Samsung
TRW			Sharp
Valeo			Sony
TCL
Toshiba
Western Digital

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
In fiscal 2013, revenue from our largest and second largest distributor accounted for approximately 17% and 11%, respectively, of our total net sales. In fiscal 2012, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales. In fiscal 2011, revenue from our largest and second largest distributor accounted for approximately 15% and 12%, respectively, of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 88%, 84%, and 85% in fiscal 2013, 2012 and 2011, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended
	September 30,
	2013	2012	2011
Asia	67%	62%	64%
Europe	20	21	20
U.S.	12	16	15
Other	1	1	1
Total	100%	100%	100%

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
Markets and Products
Our memory products are used in a variety of specific applications within the automotive, communications, IMM, and digital consumer markets. Many of the same customers that purchase our SRAM products also purchase our DRAM products.
DRAM.    Our DRAM strategy is to be a long-term supplier of low and medium density DRAM products. Our DRAM products are not targeted at the largest DRAM markets requiring the highest density DRAM products used in PCs and workstations. Instead, we provide 4, 16, 64, 128, 256 and 512 Mb and 1 Gb, 2 Gb and 4 Gb DRAM products, including a 1.8 volt low power version of our 16, 64, 128, 256 and 512 Mb synchronous DRAM (SDRAM) products. We also provide EDO, SDRAM, DDR DDR2 and DDR3 memory solutions in both x 32 and x 16 configurations to meet our customers’ memory requirements. We provide 288 Mb and 576 Mb densities of the RLDRAM® family. RLDRAM® memory is a reduced latency DRAM product targeting high speed communication applications. We are now ramping production of various densities of DDR3 DRAM products. We also offer both high performance and lower memory solutions. Applications for our low and medium density DRAM products include products such as WLANs, base stations, networking switches and routers, fiber to the home (FTTH), DSL and cable modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, voice over internet protocol (VOIP), printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, backup cameras, lane departure warning systems and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and known good die (KGD) only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.
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
NOR Flash.    Through our acquisition of Chingis in September 2012, we are now offering serial NOR flash products targeting the personal computer peripheral, automotive, IMM and communication markets. Current products in production include 256Kb, 512Kb, 1Mb, 2Mb, 4Mb and 32Mb devices. We have a number of products that are in the engineering validation stage including 16Mb and 8Mb devices. Our goal is to provide a complete portfolio of serial NOR flash products ranging from 256Kb to 256Mb. We are also ramping production of 32Mb and 64Mb parallel NOR flash products.
Analog and Other Products.    Through our acquisition of Si En in January 2011, we added high performance analog and mixed signal integrated circuits and are targeting the communications, digital consumer, industrial and automotive markets. Our primary products are audio amplifiers, LED drivers, power management and sensors. Applications for our audio power amplifiers include smart phones, GPS devices, MP3 players and set top boxes. Applications for our LED drivers for backlighting and panel display include smart phones, digital cameras, notebook computers and other computing and consumer devices as well as voltage converters used in industrial applications. In addition, we continue to expand our product offerings in HBLED drivers for general lighting and automotive applications.
Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing
We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve earlier introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC and UMC.
The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan and China. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified to ISO 9001/2000 standards and ISO 14001, the environmental standard, and our quality system is periodically reviewed and approved by both ISO registrars and our customers. We are compliant to ISO/TS 16949:2002, the automotive standard.
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
In the low to medium density DRAM area, we generally compete with Hynix, Micron, Nanya, Oki, Samsung and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.
In the market for SRAM products we compete with several domestic and international semiconductor companies including Cypress, Etron, GSI Technology (GSI), Integrated Device Technology, Renesas Electronics and Samsung. We also may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.
In the NOR Flash area, our main competitors are Macronix, Micron, Spansion and Winbond.

In the analog market, our primary competitors are AMS, Dialog, Linear Technology, Maxim Integrated Products, NXP Semiconductors, On Semi, Richtek and Texas Instruments. We also compete with many small to medium-sized companies in one or more segments of the market.
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
Research and Development
Rapid technological change and continuing price competition require research and development efforts on both new products and advanced processes employing smaller geometries. Our research and development activities are focused primarily on the development of new memory circuit designs at very small die sizes and utilization of advanced process technologies. We currently have design teams in California, Taiwan, China and Korea. Our research and development expenditures in fiscal 2013, 2012, and 2011 were $40.8 million, $30.9 million, and $27.6 million, respectively.
New SRAM products in development include a 9Mb Synchronous SRAM, a 16Mb ultra low power Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 256Mb, 512Mb and 1Gb SDRAMs and various densities of DDR/DDR2/DDR3 DRAMs. We are also enhancing our portfolio of RLDRAM®2 and RLDRAM®3 products . We are developing new products on advanced 38, 45, 63 and 65 nanometer process technology as well as 72nm and 0.13 micron process technology. We are planning to introduce a number of flash products to expand our portfolio including high density serial NOR and parallel NOR flash products. We are also planning to introduce low density single level cell based NAND flash products. In the analog area, we are developing various audio amplifiers and HBLED drivers.
Patents and Intellectual Property
As of September 30, 2013, we held 121 U.S. patents which expire between 2013 and 2030 and have ten U.S. patent applications pending. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold 55 patents in foreign jurisdictions which expire between 2015 and 2033 and have 24 patent applications in foreign jurisdictions which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.
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

Employees
As of September 30, 2013, we had 590 employees worldwide, including 81 employees in the U.S., 158 in China, 306 in Taiwan, 8 in Hong Kong, 3 in Europe, 4 in India, 9 in Japan, 19 in Korea, and 2 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.
Executive Officers of the Registrant
Our executive officers and their ages as of December 1, 2013 are as follows:

Name	Age	Position
Jimmy S.M. Lee	58	Executive Chairman of the Board of Directors
Scott D. Howarth	53	President and Chief Executive Officer
John M. Cobb	57	Vice President and Chief Financial Officer
Kong Yeu Han	58	Vice Chairman
Chang-Chaio (James) Han	59	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division
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
Substantially all of our products are incorporated into products for the automotive, communications, IMM, and digital consumer markets. In particular, in fiscal 2013 and fiscal 2012, approximately 46% and 41%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, IMM, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In fiscal 2013, fiscal 2012 and fiscal 2011, approximately 88%, 96% and 92%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2011, fiscal 2012, and fiscal 2013, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC and UMC. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. In this regard, in the September 2012 quarter, we took delivery of a large quantity of DRAM wafers as the result of a last time buy with one of our foundries. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
If we are not able to obtain sufficient foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and will likely enter into in the future, various arrangements with suppliers, which could include:

•	option payments or other prepayments to foundries;

•	increased prices for wafers;

•	purchases of equity or debt securities in foundries;

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments;

•	joint ventures;

•	process development relationships with foundries; and

•	contracts that commit us to purchase specified quantities of wafers over extended periods.
In this regard, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees.
In the future, we may not be able to make arrangements for needed foundry capacity in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Once we make commitments to secure foundry capacity, we may incur significant financial penalties if we subsequently determine that we are not able to utilize all of that capacity. Such penalties may be substantial and could harm our financial results. In addition, we must be able to secure sufficient assembly and test capacity from third-party contractors. In order to secure such capacity, we are exposed to many of the same risks we face when securing foundry capacity. In the past, we have purchased testing equipment for use by our contractors to satisfy a portion of our capacity needs. If we are not able to secure required assembly and test capacity, our business and customer relationships would be harmed.
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
The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial costs and diversion of our resources, which could harm our business. In this regard, please refer to "Item 3. Legal Proceedings" for discussion of our pending litigation with GSI.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive market;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In fiscal 2013, fiscal 2012, and fiscal 2011, we recorded inventory write-downs of $4.6 million, $5.7 million, and $3.5 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
The semiconductor market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the gain or loss of significant customers;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the nature and success of our competitors;

•	our financial strength and the financial strength of our competitors; and

•	general economic conditions.
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
In 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2011, approximately 15% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 64% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
Though we had been profitable for twelve consecutive quarters beginning with the September 2009 quarter through the June 2012 quarter, we incurred a loss of $13.2 million in the September 2012 quarter and a loss of $2.7 million for fiscal 2012, which included a $14.3 million write-down for certain tangible and intangible net assets related to our acquisition of Si En and a charge of $2.3 million to write-down our investment in SMIC due to the decline in fair market value of such shares being considered other than temporary. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
Adverse changes in our effective tax rate will harm our results of operations.
A number of factors may increase our future effective tax rates, including:

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances;

•	exhaustion of our existing federal and foreign net operating loss carryforwards and credits;

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

•	the jurisdictions in which our profits are determined to be earned and taxed;

•	limitations on the utilization of federal net operating loss carryforwards and credits;

•	the resolution of issues arising from tax audits with various tax authorities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws; and

•	changes in U.S. generally accepted accounting principles.
Any significant increase in our future effective tax rates will reduce our net income for future periods.
We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At September 30, 2013, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
We concluded that our internal control over financial reporting was effective at September 30, 2013. If, in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
In December 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. In China, we own and occupy an office. We have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2016. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material adverse impact on our financial results.

Item 3. Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California. GSI named us as a new, second defendant in the Second Amended Complaint, and alleges claims against us for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, intentional interference with contract, and intentional interference with prospective economic advantage. GSI alleges that we conspired with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc., to misappropriate alleged GSI trade secrets, and to interfere with a contract between United Memories, Inc. and GSI. GSI seeks damages and injunctive relief. Before we were named as a defendant, the Court denied motions by GSI for temporary and preliminary injunctive relief. On December 6, 2013, we filed a motion to dismiss each of the causes of action alleged against us by GSI. The motion is currently pending. We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against us in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions(Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by us challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by us was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, we filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, we filed an answer to the remaining allegations of the FAC.  We and the plaintiff entered into a settlement and mutual general release agreement and on August 22, 2013 the case was dismissed with prejudice.
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

	High	Low
Fiscal Year 2012
First Quarter	$9.79	$6.81
Second Quarter	$11.40	$9.03
Third Quarter	$11.50	$8.83
Fourth Quarter	$10.49	$8.75
Fiscal Year 2013
First Quarter	$9.73	$8.18
Second Quarter	$9.92	$8.33
Third Quarter	$11.31	$8.31
Fourth Quarter	$11.99	$9.99

Holders of Record
As of December 6, 2013, there were approximately 102 stockholders of record of our common stock.
Dividends
We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2008 through September 30, 2013. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends; we have paid no dividends on our common stock.
Comparison of Five-Year Cumulative Return
September 30, 2008 to September 30, 2013

ISSI
S&P 500
SOX
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
Sep-08
Sep-09
Sep-10
Sep-11
Sep-12
Sep-13
$100
$163
$373
$338
$401
$471
$106
$114
$110
$125
$160
$91
$98
$97
$124
$144

Item 6. Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2013 and the consolidated balance sheet data set forth below at September 30, 2013 and 2012 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal years ended September 30, 2010 and September 30, 2009 and the consolidated balance sheet data set forth below at September 30, 2011, September 30, 2010 and September 30, 2009 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$307,570	$265,950	$270,508	$252,458	$154,251
Cost of sales	206,109	182,966	180,100	155,927	113,373
Gross profit	101,461	82,984	90,408	96,531	40,878
Operating expenses
Research and development	40,839	30,918	27,622	24,066	20,020
Selling, general and administrative	43,964	42,174	36,617	32,509	26,221
Acquired in-process technology	—	—	—	—	710
Impairment of goodwill	—	4,261	—	—	—
Total operating expenses	84,803	77,353	64,239	56,575	46,951
Operating income (loss)	16,658	5,631	26,169	39,956	(6,073)
Other income (expense), net	13,363	(1,724)	2,616	3,953	961
Income (loss) before income taxes	30,021	3,907	28,785	43,909	(5,112)
Provision (benefit) for income taxes	12,277	6,512	(27,338)	1,154	(18)
Consolidated net income (loss)	17,744	(2,605)	56,123	42,755	(5,094)
Less net (income) loss attributable to noncontrolling interest	(196)	(113)	(166)	(559)	44
Net income (loss)	$17,548	$(2,718)	$55,957	$42,196	$(5,050)
Basic net income (loss) per share (1)	$0.62	$(0.10)	$2.11	$1.65	$(0.20)
Diluted net income (loss) per share (1)	$0.59	$(0.10)	$1.98	$1.56	$(0.20)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$141,555	$82,038	$95,410	$91,609	$83,486
Total assets	361,869	317,071	291,987	234,031	161,930
Long-term obligations	13,246	5,478	9,272	2,288	797
Total ISSI stockholders’ equity	280,573	242,829	232,554	172,205	122,826
Noncontrolling interests in subsidiaries	2,197	3,506	2,692	5,616	1,750
Total stockholders’ equity	282,770	246,335	235,246	177,821	124,576
________________________

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In fiscal 2013, approximately 88% of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013, we acquired an additional 4.8% of Chingis for approximately $1.6 million. At September 30, 2013, we owned approximately 98.9% of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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
In January 2010, we formed a separate business unit, Giantec Semiconductor, Inc. (Giantec) which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, Giantec raised approximately $3.8 million from an outside investor. On December 30, 2010, Giantec received an additional investment of $4.0 million from outside investors, and as a result our ownership interest was reduced to approximately 44% and we were required to deconsolidate Giantec. In August 2011, we sold approximately 37% of our shares in Giantec and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing our ownership interest in Giantec to approximately 19.85%. In fiscal 2013, we sold our remaining investment in Giantec for $4.3 million which resulted in a pre-tax gain of approximately $0.2 million. Our consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, we accounted for Giantec on the equity method and our results included our percentage share of Giantec’s results of operations. From September 1, 2011 until the sale of our investment in June 2013, we accounted for Giantec on the cost basis.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in fiscal 2013 and in fiscal 2012. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88%, 84% and 85% in fiscal 2013, 2012 and 2011, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2013	2012	2011
Asia	67%	62%	64%
Europe	20	21	20
U.S.	12	16	15
Other	1	1	1
Total	100%	100%	100%
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

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $307.6 million in fiscal 2013 from $266.0 million in fiscal 2012. The increase in net sales of $41.6 million was primarily the result of $29.8 million of NOR Flash revenue from our acquisition of Chingis which closed on September 14, 2012. Our DRAM and SRAM revenue increased by $13.5 million in fiscal 2013 compared to fiscal 2012. Our DRAM revenue increased by 8% in fiscal 2013 compared to fiscal 2012 principally as a result of a favorable shift in product mix to higher density products. Our SRAM revenue remained relatively flat in fiscal 2013 compared to fiscal 2012 as the impact of an increase in average selling prices from a shift in product mix was offset by the impact of a decrease in unit shipments. Our analog revenue decreased by $1.7 million in fiscal 2013 compared to fiscal 2012. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.

In fiscal 2013, revenue from our largest distributor accounted for 17% of net sales and revenue from our second largest distributor accounted for 11% of our net sales. In fiscal 2012, revenue from our largest distributor accounted for 14% of net sales and revenue from our second largest distributor accounted for 13% of our net sales.

Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance, amortization of intangibles and import duties. Gross profit increased by $18.5 million to $101.5 million in fiscal 2013 from $83.0 million in fiscal 2012. Our gross margin was 33.0% in fiscal 2013 compared to 31.2% in fiscal 2012. Fiscal 2013 included a $4.6 million charge for inventory write-downs which unfavorably impacted our gross margin by 1.5% compared to a $5.7 million charge for inventory write-downs which unfavorably impacted our gross margin by 2.2% in fiscal 2012. In addition, our gross profit for fiscal 2012 included $5.4 million for the write-off of certain intangible assets acquired with our acquisition of Si En which unfavorably impacted our gross margin by 2.0%. Excluding the impact of the inventory write-downs and impairment charge, our gross margin decreased in fiscal 2013 compared to fiscal 2012 which can be attributed to the unfavorable impact in the current period of sales of lower margin NOR flash products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit or improve our product mix to higher gross margin products to the extent necessary to offset such declines, the decline in average selling prices will result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. When demand for end products has increased, foundries have tended to raise wafer prices. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and development. Research and development expenses increased by 32% to $40.8 million in fiscal 2013 from $30.9 million in fiscal 2012. As a percentage of net sales, research and development expenses increased to 13.3% in fiscal 2013 from 11.6% in fiscal 2012. The increase in research and development expenses of $9.9 million was primarily the result of a $7.7 million increase in research and development expenses for our NOR flash products as a result of our acquisition of Chingis. In addition, our research and development expenses in fiscal 2013 increased by $4.0 million primarily related to headcount and other product development expenses compared to fiscal 2012. Fiscal 2012 included a $1.8 million impairment charge for certain intangible and tangible assets acquired with our acquisition of Si En. We expect the dollar amount of our research and development expenses to increase in fiscal 2014 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, general and administrative. Selling, general and administrative expenses increased by 4% to $44.0 million in fiscal 2013 from $42.2 million in fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 14.3% in fiscal 2013 from 15.9% in fiscal 2012. The increase in selling, general and administrative expenses can be attributed to a $2.8 million increase in expenses as a result of our acquisition of Chingis. In addition, our selling, general and administrative expenses in fiscal 2013 increased by $2.7 million primarily related to headcount related expenses, professional service fees and sales commissions compared to fiscal 2012. Fiscal 2012 included a $2.9 million impairment charge and $0.8 million in amortization of certain intangible assets from our acquisition of Si En which were written-off in the September 2012 quarter. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in fiscal 2014 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Impairment of goodwill. There was no impairment of goodwill in fiscal 2013. During the fourth quarter of fiscal 2012, we completed the first step of our annual goodwill impairment test, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our analog reporting unit was impaired. Our analog reporting unit's goodwill was originally recorded in connection with our acquisition of Si En. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be approximately $3.9 million remaining implied value attributable to goodwill and accordingly, we wrote off $4.3 million of our goodwill.
Interest and other income (expense), net. Interest and other income (expense), net was income of $1.2 million in fiscal 2013 compared to expense of $1.7 million in fiscal 2012. The $1.2 million of interest and other income in fiscal 2013 was comprised of $1.2 million in rental income from the lease of excess space in our Taiwan facility, interest income of $0.3 million and foreign exchange gains of approximately $0.2 million offset in part by $0.5 million of other items. The $1.7 million of interest of other income (expense) in fiscal 2012 was comprised of a $2.3 million charge to write-down our investment in Semiconductor Manufacturing International Corporation (SMIC) due to the decline in fair market value being considered other than temporary, foreign exchange losses of approximately $0.6 million, other expenses of approximately $0.3 million offset in part by $1.3 million in rental income from the lease of excess space in our Taiwan facility and $0.2 million of interest income.
Gain on the sale of investments. In fiscal 2013, we sold approximately 143.5 million shares of Nanya common stock for approximately $21.2 million which resulted in a pre-tax gain of approximately $12.0 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.

Provision for income taxes. We recorded income tax expense of $12.3 million in fiscal 2013 that represents an effective tax rate of approximately 41%. In fiscal 2013, we recorded an increase in the valuation allowance of approximately $0.7 million for California net operating loss carryforwards and a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense. We recorded income tax expense of $6.5 million for fiscal 2012 that is principally comprised of U.S. federal, state and foreign income taxes. The difference between the $6.5 million tax expense and the tax on income based on the federal statutory rate of 35% is principally due to the impact of non-deductible foreign impairment charges, foreign losses for which no tax benefit has been recorded, non-deductible stock based compensation charges and other valuation allowance adjustments. For fiscal 2012, we continued to record a valuation allowance on certain U.S. and foreign deferred tax assets where the estimated realization is not certain.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $0.2 million in fiscal 2013 compared to $0.1 million in fiscal 2012.

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

Impairment of goodwill. During the fourth quarter of fiscal 2012, we completed the first step of our annual goodwill impairment test, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our analog reporting unit was impaired. Our analog reporting unit's goodwill was originally recorded in connection with our acquisition of Si En. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be approximately $3.9 million remaining implied value attributable to goodwill and accordingly, we wrote off $4.3 million of our goodwill. In fiscal 2011, there was no impairment of goodwill.
Interest and other income (expense), net. Interest and other income (expense), net was expense of $1.7 million in fiscal 2012 compared to income of $2.1 million in fiscal 2011. The $1.7 million of interest of other income (expense) in fiscal 2012 was comprised of a $2.3 million charge to write-down our investment in SMIC due to the decline in fair market value being considered other than temporary, foreign exchange losses of approximately $0.6 million, other expenses of approximately $0.3 million offset in part by $1.3 million in rental income from the lease of excess space in our Taiwan facility and $0.2 million of interest income. The $2.1 million of interest and other income in fiscal 2011 was comprised of $1.4 million in rental income from the lease of excess space in our Taiwan facility, foreign exchange gains of approximately $0.4 million, $0.2 million from our equity interest in Giantec and interest income of $0.2 million offset in part by other items.
Gain on sale of investments. The gain on the sale of investments was $0.6 million in fiscal 2011 as we sold an investment and recorded a corresponding pre-tax gain.
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

Liquidity and Capital Resources
As of September 30, 2013, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $141.6 million. During fiscal 2013, we generated cash of approximately $33.6 million compared to $32.3 million of cash provided in fiscal 2012. The cash generated by operations in fiscal 2013 was primarily due to our net income of $17.7 million adjusted for non-cash items of $10.5 million and decreases in accounts receivable of $1.5 million, increases in accounts payable of $5.5 million and decreases in other assets of $0.7 million. This was partially offset by increases in inventory of $1.5 million and decreases in accrued liabilities of $0.8 million. The cash provided by operations in fiscal 2012 was primarily due to our net loss of $2.6 million adjusted for non-cash items of $34.9 million and increases in accounts payable of $2.4 million and increases in accrued and other liabilities of $2.0 million. This was partially offset by increases in inventories of $2.7 million, increases in accounts receivable of $1.3 million and increases in other assets of $0.3 million.
In fiscal 2013, we used $1.2 million for investing activities compared to $46.0 million used in fiscal 2012. The cash used in fiscal 2013 included $23.2 million for the acquisition of property and equipment including $8.7 million for our new corporate headquarters in Milpitas, California and $2.4 million for an office space in Suzhou, China, $4.2 million for the payment of a holdback related to our acquisition of Si En and $1.6 million to acquire an additional 4.8% of the noncontrolling interest in our Chingis subsidiary. In fiscal 2013, we generated $21.2 million from the sale of approximately143.5 million shares of Nanya common stock, $4.3 million from the sale of our investment in Giantec and $2.3 million from net sales of available-for-sale securities. The cash used in fiscal 2012 included $27.1 million for our investment in shares of Nanya, $13.2 million net of the cash acquired for our acquisition of Chingis, $6.0 million for the acquisition of property, equipment and leasehold improvements,

$2.4 million for our acquisition of the noncontrolling interest in our Wintram subsidiary, $2.0 million for a minority investment in a joint venture and $2.1 million for net purchases of available-for-sale securities. In fiscal 2012, we generated $6.8 million from a decrease in restricted cash.
In fiscal 2013, we made capital expenditures of approximately $23.2 million which includes $8.7 million for our new corporate headquarters, $2.4 million for office space in Suzhou and the remaining balance for test equipment, engineering tools, and computer hardware and software compared to $6.0 million in fiscal 2012. We expect to spend approximately $12.0 million to $17.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $12.4 million from financing activities in fiscal 2013 compared to $5.3 million generated from financing activities in fiscal 2012. Our sources of financing for fiscal 2013 were borrowings of $4.9 million to purchase our new corporate headquarters, borrowing $4.1 million under short-term lines of credit and proceeds from the issuance of common stock of $8.2 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2013, we used $4.2 million for the repayment of short-term and long-term borrowings and $0.6 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs. Our sources of financing for fiscal 2012 were proceeds from the issuance of common stock of $5.8 million from stock option exercises and sales under our employee stock purchase plan and borrowings of $20.8 million under short-term lines of credit. In fiscal 2012, we used $20.8 million for the repayment of short-term borrowings and $0.5 million to settle shares withheld for statutory requirements upon the vesting of RSUs.
We have $22.5 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through August 2014. As of September 30, 2013, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2016. Our outstanding commitments under these leases were approximately $1.8 million at September 30, 2013.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at September 30, 2013 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,760	$802	$958	$—	$—
Purchase obligations with wafer foundries	31,629	31,629	—	—	—
Total contractual cash obligations	$33,389	$32,431	$958	$—	$—

At September 30, 2013, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2013, we recorded exchange gains of approximately $0.2 million, whereas in fiscal 2012, we recorded exchange losses of approximately $0.6 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $141.6 million at September 30, 2013. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which is classified as an available-for-sale investment and is recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at September 30, 2013 was approximately $1.8 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.0 million or $1.6 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results. In this regard, in September 2012, we recorded a $2.3 million charge in our statement of operations as we determined that the decline in the value of our shares in SMIC was other-than temporary.
In September 2012, we invested approximately $27.1 million in Nayna which was comprised of private placement shares which are accounted for on the cost basis and common shares which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. In fiscal 2013, we sold shares with a cost basis of approximately $9.2 million and recognized a gain of $12.0 million. The total cost basis of our common shares in Nanya is approximately $7.1 million and the market value at September 30, 2013 was approximately $16.6 million and is included in short-term investments. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $18.3 million or $15.0 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 8. Financial Statements and Supplementary Data
INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated December 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
San Francisco, California
December 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the internal control over financial reporting of Integrated Silicon Solution, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO in 1992.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2013 and our report dated December 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
December 13, 2013

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Net sales	$307,570	$265,950	$270,508
Cost of sales	206,109	182,966	180,100
Gross profit	101,461	82,984	90,408
Operating expenses
Research and development	40,839	30,918	27,622
Selling, general and administrative	43,964	42,174	36,617
Impairment of goodwill	—	4,261	—
Total operating expenses	84,803	77,353	64,239
Operating income	16,658	5,631	26,169
Interest and other income (expense), net	1,247	(1,656)	2,144
Interest expense	(101)	(68)	(88)
Gain on sales of investments, net	12,217	—	560
Income before income taxes	30,021	3,907	28,785
Provision (benefit) for income taxes	12,277	6,512	(27,338)
Consolidated net income (loss)	17,744	(2,605)	56,123
Less net income attributable to noncontrolling interests	(196)	(113)	(166)
Net income (loss) attributable to ISSI	$17,548	$(2,718)	$55,957
Basic net income (loss) per share	$0.62	$(0.10)	$2.11
Shares used in basic per share calculation	28,223	27,120	26,568
Diluted net income (loss) per share	$0.59	$(0.10)	$1.98
Shares used in diluted per share calculation	29,694	27,120	28,308

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Consolidated net income (loss)	$17,744	$(2,605)	$56,123
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments:
Changes arising during current year, net of tax benefit (expense) of $(7,975), $312 and $716 for fiscal 2013, 2012 and 2011, respectively	13,755	(1,523)	57
Reclassification for (gain) loss included in net income (loss), net of tax expense (benefit) of $3,823, $(716) and $0 for fiscal 2013, 2012 and 2011, respectively	(5,854)	1,213	—
	7,901	(310)	57
Change in cumulative translation adjustment:
Changes arising during current year	(1,261)	3,932	1,850
Reclassification for gain included in net income (loss)	—	—	—
	(1,261)	3,932	1,850
Change in retirement plan transition obligation:
Changes arising during current year, net of tax benefit (expense) of $(44), $(119) and $0 for fiscal 2013, 2012 and 2011, respectively	(23)	(134)	10
Reclassification for gain included in net income (loss), net of tax expense (benefit) of $15 for fiscal 2013 and $0 for both fiscal 2012 and 2011	(45)	(62)	(60)
	(68)	(196)	(50)
Change in retirement plan actuarial losses:
Changes arising during current year, net of tax benefit (expense) of $160, $323 and $0 for fiscal 2013, 2012 and 2011, respectively	63	127	(885)
Reclassification for gain included in net income (loss), net of tax expense (benefit) of $(13) for fiscal 2013 and $0 for both fiscal 2012 and 2011	87	98	62
	150	225	(823)
Other comprehensive income	6,722	3,651	1,034
Comprehensive income	24,466	1,046	57,157
Comprehensive income attributable to noncontrolling interests	(196)	(113)	(166)
Comprehensive income attributable to ISSI	$24,270	$933	$56,991

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2013	2012
	(in thousands, except Par value)
ASSETS
Current assets:
Cash and cash equivalents	$119,997	$75,497
Short-term investments	21,558	6,541
Accounts receivable, net of allowance for doubtful accounts of $372 in 2013 and $508 in 2012	46,088	47,710
Inventories	68,469	66,964
Deferred tax assets	2,326	8,940
Other current assets	14,602	12,264
Total current assets	273,040	217,916
Property and equipment, net	46,504	29,286
Goodwill	9,178	9,178
Purchased intangible assets, net	6,626	8,226
Deferred tax assets	9,942	13,588
Other assets	16,579	38,877
Total assets	$361,869	$317,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,229	$44,705
Accrued compensation and benefits	8,072	9,420
Accrued expenses	7,357	11,133
Current portion of long-term debt	195	—
Total current liabilities	65,853	65,258
Long-term debt	4,534	—
Other long-term liabilities	8,712	5,478
Total liabilities	79,099	70,736
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2013 and 2012. No shares outstanding	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2013 and 2012. Issued and outstanding shares—29,060 in 2013 and 27,594 in 2012	3	3
Additional paid-in capital	343,947	330,473
Accumulated deficit	(72,498)	(90,046)
Accumulated other comprehensive income	9,121	2,399
Total ISSI stockholders’ equity	280,573	242,829
Noncontrolling interest	2,197	3,506
Total stockholders’ equity	282,770	246,335
Total liabilities and stockholders’ equity	$361,869	$317,071

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2010	26,217	$3	$317,773	$(143,285)	$(2,286)	$172,205	$5,616	$177,821
Net income	—	—	—	55,957	—	55,957	166	56,123
Other comprehensive income	—	—	—	—	1,034	1,034	—	1,034
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	573	—	2,146	—	—	2,146	—	2,146
Shares issued under stock purchase plan	167	—	1,239	—	—	1,239	—	1,239
Stock-based compensation	—	—	4,042	—	—	4,042	—	4,042
Shares repurchased and retired	(509)	—	(4,097)	—	—	(4,097)	—	(4,097)
Noncontrolling interest in Giantec	—	—	—	—	—	—	(3,364)	(3,364)
Change in noncontrolling interest in Wintram	—	—	28	—	—	28	274	302
Balance at September 30, 2011	26,448	3	321,131	(87,328)	(1,252)	232,554	2,692	235,246
Net loss	—	—	—	(2,718)	—	(2,718)	113	(2,605)
Other comprehensive income	—	—	—	—	3,651	3,651	—	3,651
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,022	—	4,439	—	—	4,439	—	4,439
Shares issued under stock purchase plan	181	—	1,413	—	—	1,413	—	1,413
Stock-based compensation	—	—	5,031	—	—	5,031	—	5,031
Shares repurchased and retired	(57)	—	(537)	—	—	(537)	—	(537)
Change in noncontrolling interest in Wintram	—	—	8	—	—	8	63	71
Acquisition of noncontrolling interest in Wintram	—	—	(1,012)	—	—	(1,012)	(1,358)	(2,370)
Noncontrolling interest in Chingis	—	—	—	—	—	—	1,996	1,996
Balance at September 30, 2012	27,594	3	330,473	(90,046)	2,399	242,829	3,506	246,335
Net income	—	—	—	17,548	—	17,548	196	17,744
Other comprehensive income	—	—	—	—	6,722	6,722	—	6,722
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,288	—	6,264	—	—	6,264	—	6,264
Shares issued under stock purchase plan	237	—	1,915	—	—	1,915	—	1,915
Stock-based compensation	—	—	5,941	—	—	5,941	—	5,941
Tax effects from employee stock incentive plans	—	—	18	—	—	18	—	18
Shares repurchased and retired	(59)	—	(555)	—	—	(555)	—	(555)
Noncontrolling interest in Chingis	—	—	(109)	—	—	(109)	(1,505)	(1,614)
Balance at September 30, 2013	29,060	$3	$343,947	$(72,498)	$9,121	$280,573	$2,197	$282,770
See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Consolidated net income (loss)	$17,744	$(2,605)	$56,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,941	5,031	4,042
Depreciation and amortization	5,726	5,569	4,831
Excess tax benefits from share-based compensation	(18)	—	—
Amortization of intangibles	1,600	1,848	1,698
Impairment of and write-off of intangibles	—	8,887	145
Impairment of goodwill	—	4,261	—
Impairment of assets	—	1,182	—
Impairment of investment	—	2,327	—
Gain on sale of investments	(12,217)	—	(560)
Equity in net loss (income) of affiliate	316	—	(233)
Net foreign currency transaction (gains) losses	(214)	640	(436)
Deferred tax assets	9,287	5,016	(28,362)
Other non-cash items	69	108	677
Changes in operating assets and liabilities:
Accounts receivable	1,478	(1,290)	721
Inventories	(1,454)	(2,735)	(2,026)
Other assets	698	(256)	(1,100)
Accounts payable	5,443	2,444	(2,899)
Accrued expenses and other liabilities	(771)	1,928	(2,057)
Net cash provided by operating activities	33,628	32,355	30,564
Cash flows from investing activities:
Acquisition of property and equipment	(23,191)	(6,036)	(6,329)
Acquisition of noncontrolling interest in consolidated subsidiary	(1,614)	(2,370)	—
Payment of holdback related to Si En acquisition	(4,200)	—	—
Investment in Nanya Technology Corporation (Nanya)	—	(27,109)	—
Investment in joint venture	—	(2,000)	—
Purchases of available-for-sale securities	(5,473)	(4,800)	(3,944)
Sales of available-for-sale securities	28,969	2,697	3,305
Investment in consolidated subsidiaries, net of cash and cash equivalents acquired	—	(13,210)	(15,960)
Reduction in cash balances upon deconsolidation of Giantec	—	—	(6,455)
Proceeds from sale of investments	4,256	—	2,768
Decrease (increase) in restricted cash	—	6,786	(1,679)
Net cash used in investing activities	(1,253)	(46,042)	(28,294)

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from financing activities:
Repurchases and retirements of common stock	(555)	(537)	(4,097)
Proceeds from issuance of stock through compensation plans	8,179	5,852	3,385
Excess tax benefit from share-based compensation	18	—	—
Proceeds from borrowings	4,875	—	—
Principal payments of long-term obligations	(146)	—	—
Proceeds from borrowings under short-term lines of credit	4,069	20,809	11,750
Principal payments of short-term lines of credit	(4,069)	(20,809)	(11,750)
Net cash provided by (used in) financing activities	12,371	5,315	(712)
Effect of exchange rate changes on cash and cash equivalents	(246)	6	640
Net increase (decrease) in cash and cash equivalents	44,500	(8,366)	2,198
Cash and cash equivalents at beginning of year	75,497	83,863	81,665
Cash and cash equivalents at end of year	$119,997	$75,497	$83,863
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$1,826	$875	$1,601
Cash paid for interest expense	$48	$25	$23

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
In January 2010, the Company formed a separate business unit, Giantec Semiconductor, Inc. (Giantec), which designs and markets application specific standard products (ASSP) primarily EEPROMs and SmartCards. As part of this formation, a third party invested approximately $3.8 million in Giantec. On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec. In August 2011, the Company sold approximately 37% of its shares in Giantec and, on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. In fiscal 2013, the Company sold its remaining investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million. The Company's consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations in interest and other income, net. From September 1, 2011 until the sale of its investment in June 2013, the Company accounted for Giantec on the cost basis and its investment in Giantec was included in other assets on the Company's balance sheets.
On January 31, 2011, the Company acquired Si En Integration Holdings Limited (Si En) and the Company’s financial results reflect accounting for Si En on a consolidated basis from the date of acquisition (See Note 18).
On September 14, 2012, the Company acquired Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition (See Note 19).
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from two to ten years for property and equipment and from 25 to 50 years for buildings or the lease term for improvements to leased properties.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended September 30, 2013, 2012 and 2011.

Description	Balance at Beginning of Year	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2011	$154	$362	$(20)	$496
2012	$496	$(2)	$14	$508
2013	$508	$19	$(155)	$372
________________________

(1)	Includes increases/(decreases) charged or credited to costs and expenses.

(2)	Uncollectible accounts written off, net of recoveries.
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
Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs totaled $79,000, $59,000 and $57,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the estimated fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and risk free interest rates to determine the fair value of a stock option. The estimates of these key assumptions are based on historical information and judgment regarding market factors and trends.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Concentration of Credit Risk
The Company operates in one business segment, which is to design, develop, and market high performance SRAM, DRAM, and other semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2013, revenue from the Company’s largest and second largest distributor accounted for approximately 17% and 11%, respectively, of the Company's total net sales. In fiscal 2012, revenue from the Company’s largest and second largest distributor accounted for approximately 14% and 13%, respectively, of the Company's total net sales. In fiscal 2011, revenue from the Company’s largest and second largest distributor, accounted for approximately 15% and 12% of the Company's total net sales.
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
Net Income (Loss) Per Share
Basic and diluted net loss per share and basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding, if applicable, during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of stock options and awards under the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of September 30, 2013.
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

As of September 30, 2013, the Company’s financial assets utilizing Level 1 inputs include short-term investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at September 30, 2013 and September 30, 2012.
The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	September 30, 2013	September 30, 2012
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,318	$34,317
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	1,793	1,099
Nanya Technology Corporation (Nanya) common stock (3)	16,624	14,752
	$37,735	$50,168

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments

(3)	Included in short-term investments at September 30, 2013 and in other assets at September 30, 2012
There were no transfers in or out of the Company's Level 1 assets during the twelve months ending September 30, 2013 and September 30, 2012.
As of September 30, 2013, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2013
Money market instruments	$19,318	$—	$—	$19,318
Certificates of deposit	15,595	—	—	15,595
SMIC common stock	1,099	694	—	1,793
Nanya common stock	7,100	9,524	—	16,624
Total	43,112	10,218	—	53,330
Less: Amounts included in cash and cash
equivalents	(31,772)	—	—	(31,772)
	$11,340	$10,218	$—	$21,558

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2012
Money market instruments	$34,317	$—	$—	$34,317
Certificates of deposit	18,302	—	—	18,302
SMIC common stock	1,099	—	—	1,099
Nanya common stock	16,587	—	(1,835)	14,752
Total	70,305	—	(1,835)	68,470
Less: Amounts included in cash and cash
equivalents	(47,177)	—	—	(47,177)
	$23,128	$—	$(1,835)	$21,293

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
During fiscal 2013, the Company sold approximately 143.5 million shares of Nanya common stock for approximately $21.2 million which resulted in a pre-tax gain of approximately $12.0 million.
The Company held no debt securities at September 30, 2013 and September 30, 2012. As of September 30, 2013 and September 30, 2012, the Company had cash, cash equivalents and short-term investments of $71.2 million ($4.7 million of which is in China and subject to exchange control regulations) and $39.3 million, respectively, in foreign institutions.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Inventories
Inventories consisted of the following at September 30:

	2013	2012
	(in thousands)
Purchased components	$14,039	$17,059
Work-in-process	20,960	28,921
Finished goods	33,470	20,984
	$68,469	$66,964

In fiscal 2013, 2012 and 2011, the Company recorded inventory write-downs of $4.6 million, $5.7 million and $3.5 million, respectively. The inventory write-downs were predominately for excess and obsolescence and lower of cost or market issues on certain of its products.

Note 4.    Other Assets
Other assets consisted of the following at September 30:

	2013	2012
	(in thousands)
Restricted assets	$811	$239
Deposits to foundry for capacity	—	3,500
Investment in Giantec	—	4,025
Other investment	1,684	2,000
Nanya common stock	—	14,752
Nanya private placement shares	10,920	11,042
Other	3,164	3,319
	$16,579	$38,877

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of September 30, 2013, the Company had pledged $5.4 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable. During fiscal 2013, the Company reclassified its common shares in Nanya to short-term investments as the Company's intent is to sell these shares within one year.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At September 30, 2013, the Company's ownership interest was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income (expense), net.
On December 30, 2010, Giantec received an additional direct investment of $4.0 million from outside investors, and as a result the Company’s ownership interest was reduced to approximately 44% and the Company was required to deconsolidate Giantec and to record its retained interest in Giantec at fair value at the date of deconsolidation. As the additional investment received by Giantec was from new investors, the Company used the price paid by the new investors as a basis for determining the fair value of its investment in Giantec. As a result, the Company recorded a loss of approximately $30,000 in “Interest and other income, net,” which was the difference between the fair value of the Company’s retained interest in Giantec, and the carrying value of Giantec’s net assets and noncontrolling interest before the deconsolidation. In August 2011, the Company sold approximately 37% of its shares in Giantec for $2.2 million resulting in no gain and on August 31, 2011, Giantec merged with Maxllent Corp. thereby reducing the Company's ownership interest in Giantec to approximately 19.85%. In fiscal 2013, the Company sold its remaining investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million. The Company's consolidated financial statements reflect accounting for Giantec on a consolidated basis from January 1, 2010 through December 30, 2010. For the period from December 31, 2010 through August 31, 2011, the Company

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for Giantec on the equity method and the Company's results included its percentage share of Giantec’s results of operations in interest and other income, net. From September 1, 2011 until the sale of its investment in June 2013, the Company accounted for Giantec on the cost basis and its investment in Giantec was included in other assets on the Company's balance sheets.

Note 5.    Property and Equipment, net
Property and equipment, net consisted of the following at September 30:

	2013	2012
	(in thousands)
Machinery and equipment	$56,144	$47,377
Furniture and fixtures	3,717	2,869
Land, buildings and improvements	40,665	29,553
	100,526	79,799
Less accumulated depreciation and amortization	(54,022)	(50,513)
	$46,504	$29,286

During the fourth quarter of fiscal 2012, the Company recorded a $1.2 million impairment charge, which was included in operating expenses, to write-down certain assets to their estimated fair value.
The Company rents out certain floors in its office building in Hsinchu, Taiwan. These leases are cancelable with two months to four months notice. The value of the assets leased to others is included in property and equipment, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net. Rental income was approximately $1.2 million, $1.3 million and $1.4 million, in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Depreciation of the assets was approximately $0.1 million in each of fiscal 2013, fiscal 2012 and fiscal 2011.
The assets leased consisted of the following at September 30:

	2013	2012
	(in thousands)
Buildings and improvements	$9,441	$10,533
Less accumulated depreciation	(5,650)	(6,116)
	$3,791	$4,417

Note 6.    Purchased Intangible Assets and Goodwill
No additions to purchased intangible assets were recorded during fiscal 2013. During fiscal 2012, in connection with its acquisition of Chingis, the Company recorded $7.9 million of intangible assets (See Note 19). During fiscal 2011, in connection with its acquisition of Si En, the Company recorded $11.6 million of intangible assets (See Note 18).
During the fourth quarter of fiscal 2012, in connection with the Company's annual goodwill impairment test, the Company determined that the intangible assets acquired in the acquisition of Si En were impaired. The analysis indicated that there was no value attributable to the intangible assets and accordingly, the Company recorded an impairment charge of $8.9 million of which $5.4 million was included in cost of sales and $3.5 million was included in operating expenses.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2013
Developed technology	$5,330	$1,758	$3,572
Customer relationships	3,340	580	2,760
Other	450	156	294
Total	$9,120	$2,494	$6,626
September 30, 2012
Developed technology	$4,930	$879	$4,051
In-process technology (IPR&D)	400	—	400
Customer relationships	3,340	9	3,331
Other	450	6	444
Total	$9,120	$894	$8,226

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Reported as:
Cost of sales	$879	$984	$1,082
Operating expenses	721	864	616
Total	$1,600	$1,848	$1,698
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at September 30, 2013 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 4.86 years, 4.96 years and 1.96 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets. In fiscal 2013, the IPR&D projects were completed and $0.4 million was transferred from IPR&D to developed technology.

Fiscal year
2014	$1,533
2015	1,382
2016	1,238
2017	1,239
2018	1,195
Thereafter	39
Total	$6,626

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill
The following table provides details regarding the changes in the Company's goodwill:

(in thousands)
Balance at September 30, 2010	$1,301
Addition arising from acquisition of Si En	8,162
Balance at September 30, 2011	9,463
Addition arising from acquisition of Chingis	3,976
Impairment	(4,261)
Balance at September 30, 2012	9,178
Impairment	—
Balance at September 30, 2013	$9,178
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

Note 7.    Borrowings
At September 30, 2013, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $22.5 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2013 and September 30, 2012, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through August 2014. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the “Loan”), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
2014	$195
2015	195
2016	195
2017	195
2018	3,949
Thereafter	—
Total	$4,729

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Accrued Expenses
Accrued expenses consisted of the following at September 30:

	2013	2012
	(in thousands)
Deferred distributor margin	$2,301	$2,122
Acquisition related liability	—	4,200
Other	5,056	4,811
	$7,357	$11,133

The Company's acquisition of Si En included a $4.2 million holdback provision for a period of two years from the date of closing to secure certain Si En indemnification obligations. The holdback was paid during fiscal 2013.

Note 9.    Other Long-term Liabilities
Other long-term liabilities consisted of the following at September 30:

	2013	2012
	(in thousands)
Pension liability	$3,790	$3,537
Non-current deferred tax liabilities	4,479	1,415
Other	443	526
	$8,712	$5,478

Note 10.    Stockholders' Equity
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
As of September 30, 2013, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	581,000
Common shares reserved under stock option plans	7,876,000
Common Stock Repurchases
In both fiscal 2013 and fiscal 2012, the Company did not repurchase any shares of its common stock in the open market. As of September 30, 2013, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of September 30, 2013, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plans. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2013, the Company withheld 59,501 shares to satisfy approximately $555,000 of employees’ tax obligations. During fiscal 2012, the Company withheld 56,849 shares to satisfy approximately $537,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2013	2012
	(In thousands)
Accumulated foreign currency translation adjustments	$4,787	$6,048
Accumulated net unrealized gain on SMIC (net of tax of $275 in 2013 and $0 in 2012)	419	—
Accumulated net unrealized gain (loss) on Nanya (net of tax of $3,565 in 2013 and $312 in 2012)	5,959	(1,523)
Accumulated net retirement plan transition asset (net of tax of $148 in 2013 and $119 in 2012)	47	115
Accumulated net retirement plan actuarial losses (net of tax of $470 in 2013 and $323 in 2012)	(2,091)	(2,241)
Total accumulated other comprehensive income	$9,121	$2,399

The estimated net prior service cost, actuarial loss, and transition obligation for the Company's defined benefit plan that will be amortized from accumulated other comprehensive income (loss) to net periodic benefit cost during fiscal year 2014 is $0, $110,000, and $(60,000), respectively.

Note 11.    Stock-Based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior option plans, though no further grants can be made under these prior plans. At September 30, 2013, the total number of shares subject to options and awards outstanding under all plans was 5,621,000. At September 30, 2013, 2,255,000 shares were available for future grant under the 2007 Plan of which 35,000 shares were available for the grant of RSUs. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
2007 Incentive Compensation Plan
On July 30, 2007, the Company’s stockholders approved, upon recommendation of the Company’s board of directors, the adoption of the 2007 Plan. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants can be made under the Predecessor Plans.
The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.
3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. To the extent any options outstanding under the Predecessor Plans subsequently terminate unexercised or any unvested shares outstanding under the Predecessor Plans are subsequently forfeited or repurchased by ISSI, the number of shares of common stock subject to those terminated options, together with the forfeited shares, are added to the share reserve available for issuance under the 2007 Plan, up to an additional 4,000,000 shares. On July 20, 2011, the Company's stockholders approved, upon a recommendation of the Company's board of directors, an amendment and restatement of the Company's 2007 Incentive Compensation Plan to increase the number of shares available for issuance thereunder by 2,000,000 shares, limit the number of awards other than options or stock appreciation rights that may be granted thereunder on or after the date of the special meeting to an aggregate of 263,100 and make certain other changes as set forth therein. On February 8, 2013, the Company's stockholders approved, upon a recommendation of the Company's board of directors, an amendment of the Company's 2007 Incentive Compensation Plan to increase the shares available for issuance thereunder by 2,000,000 shares.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 Inducement Option Plan
On July 26, 2012, the Company's board of directors authorized and approved the 2012 Inducement Option Plan (the "Inducement Plan") which was adopted and approved by the compensation committee of the board of directors on September 17, 2012. The purpose of the Inducement Plan was to provide awards of stock options to persons employed by Chingis as a material inducement to such individuals entering into employment with the Company or its subsidiaries upon the acquisition of Chingis by the Company. In this regard, on September 17, 2012, the Company made stock option grants under the Inducement Plan for an aggregate of 439,500 shares of the Company's common stock. The grants under the Inducement Plan were non-qualified stock options to purchase shares of the Company’s common stock and have the following terms: (i) an exercise price equal to $10.42 per share which was the fair market value of the Company’s common stock on the grant date of September 17, 2012, (ii) a term of seven years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of the employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested subject to continued employment with the Company.
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
The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan (ESPP). Offering periods prior to August 1, 2010 under the ESPP had a duration of six months and the purchase price was equal to 85% of the fair value of the common stock on the purchase date. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1 and August 1 of each year. During the fiscal years ended September 30, 2013, 2012 and 2011, 237,000 shares, 181,000 shares, and 167,000 shares were issued under the plan, respectively. As of September 30, 2013, 581,000 shares were available under the plan for future issuance.
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
As of September 30, 2013, there was approximately $10.4 million of total unrecognized stock-based compensation expense under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.47 years. Future stock option grants will add to this total whereas quarterly amortization and the vesting of the existing stock option grants will reduce this total. In addition, as of September 30, 2013, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately 4 months.
Cash flows from tax benefits resulting from the exercise of stock options are classified as financing cash flows in the statement of cash flows. As the Company has a valuation allowance for certain of its deferred tax assets, a tax benefit associated with stock option exercises has not been realized or recognized.
The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during the fiscal years ended September 30, 2013, 2012 and 2011, was $7.0 million, $5.7 million and $3.5 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Stock-based compensation
Cost of sales	$179	$135	$157
Research and development	2,310	1,461	1,078
Selling, general and administrative	3,452	3,435	2,807
Total stock-based compensation	5,941	5,031	4,042
Tax effect on stock-based compensation	(1,089)	—	—
Net effect on net income (loss)	$4,852	$5,031	$4,042

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
The estimated values of stock option grants and stock purchase rights, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2013, 2012 and 2011, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2013	2012	2011	2013	2012	2011
Expected life (years)	4.45	4.40	4.37	0.50	0.50	0.50
Expected volatility	58.00%	60.00%	58.00%	31.00%	42.00%	46.00%
Risk-free interest rate	0.57%	0.61%	1.21%	0.09%	0.11%	0.12%
Dividend yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value of grants	$4.37	$4.70	$3.88	$2.44	$2.66	$2.66

The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the fiscal years ended September 30, 2013 , 2012 and 2011 was $9.14 per share, $9.42 per share and $7.82 per share, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2010	4,275	$4.77
Options Granted	1,194	$8.29
Options Exercised	(524)	$4.09
Options Cancelled/Expired	(94)	$12.01
Balance at September 30, 2011	4,851	$5.57
Options Granted	1,608	$9.91
Options Exercised	(857)	$5.18
Options Cancelled/Expired	(125)	$9.68
Balance at September 30, 2012	5,477	$6.81
Options Granted	1,106	$9.31
Options Exercised	(1,116)	$5.61
Options Cancelled/Expired	(116)	$9.83
Balance at September 30, 2013	5,351	$7.51	4.17	$18,127
Exercisable at September 30, 2013	3,173	$6.25	3.23	$14,738
Vested and expected to vest after September 30, 2013	5,245	$7.47	4.14	$17,985
Options exercisable at:
September 30, 2011	2,868	$5.31	3.51
September 30, 2012	3,072	$5.42	3.28
September 30, 2013	3,173	$6.25	3.23

The following table summarizes information about options outstanding and exercisable at September 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.50	-	$4.34	1,246	2.68	$3.28	1,208	$3.25
$4.35	-	7.34	1,155	2.40	$6.81	989	$6.73
$7.35	-	9.14	1,172	5.70	$8.83	311	$8.32
$9.15	-	10.42	1,300	5.43	$9.77	449	$9.67
$10.43	-	16.08	478	5.14	$10.85	216	$10.76
$1.50	-	$16.08	5,351	4.17	$7.51	3,173	$6.25

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Company’s RSU activity and related information under the 2007 Plan (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2010	69	$7.21
Granted	362	$7.82
Vested	(49)	$6.75	$492
Forfeited	—	$8.80
Outstanding awards at September 30, 2011	382	$7.84
Granted	106	$9.42
Vested	(165)	$7.73	$1,563
Forfeited	—	$10.64
Outstanding awards at September 30, 2012	323	$8.41
Granted	121	$9.14
Vested	(172)	$7.94	$1,612
Forfeited	(3)	$10.64
Outstanding awards at September 30, 2013	269	$9.02	$2,934

Note 12.    Income Taxes
Income before provision for income taxes consisted of the following:

	2013	2012	2011
	(in thousands)
United States	$4,542	$9,723	$12,931
International	25,479	(5,816)	15,854
Total pre-tax income	$30,021	$3,907	$28,785

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2013	2012	2011
	(in thousands)
Current:
Federal	$2	$235	$—
State	86	141	4
Foreign	2,902	1,120	1,020
Total current	$2,990	$1,496	$1,024
Deferred:
Federal	7,596	5,470	(19,340)
State	12	95	(4,561)
Foreign	1,679	(549)	(4,461)
Total deferred	9,287	5,016	(28,362)
Total provision (benefit)	$12,277	$6,512	$(27,338)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2013	2012	2011
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$10,507	$1,367	$10,075
State income taxes	98	69	3
Research credits	(89)	757	—
Foreign losses not benefited (benefited)	—	1,377	(5,549)
Foreign Income Inclusion, net of credit	6,469	—	—
Non-deductible stock compensation	991	672	527
Non-deductible impairment charges	—	3,321	—
U.S. operating loss not benefited (benefited)	—	—	(5,123)
Valuation allowance changes	(1,334)	1,384	(28,136)
Foreign taxes	(4,334)	(2,523)	1,020
Other	(31)	88	(155)
Total provision (benefit)	$12,277	$6,512	$(27,338)

As of September 30, 2013, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $36.5 million, $78.4 million and $17.9 million, respectively. The federal, state and foreign net operating loss carryforwards will expire at various dates beginning in 2015, if not utilized. The Company has federal research and development tax credits and foreign tax and minimum tax credit carryforwards of approximately $1.6 million, $0.9 million and $0.6 million, respectively. The Company also has California state research and development tax credit carryforwards of approximately $2.6 million. The Company has foreign research and development tax credit carryforwards of approximately $2.0 million. The federal tax credits will expire in 2019 through 2031, if not utilized. The California state research and development tax credit can be carried forward indefinitely. The foreign research and development tax credit carryforwards will expire by 2014, if not utilized.
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
The Company’s China operation was under a tax holiday program which began on January 1, 2007 and expired on December 31, 2011. The tax benefit resulting from the holiday was $57,000 for fiscal 2011.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2013	2012
	(in thousands)
Deferred tax assets:
Depreciation	$217	$215
Inventory and other valuation reserves	532	1,136
Accrued expenses	5,312	6,255
Federal, state and foreign credit carryforwards	4,310	7,695
Federal, state and foreign net operating loss carryforwards	20,388	27,041
Non-deductible stock options	3,064	2,714
Other, net	38	2,444
Subtotal	33,861	47,500
Valuation allowance	(24,928)	(24,887)
Total deferred tax assets	$8,933	$22,613

Deferred tax liabilities:
Purchased intangibles	(1,144)	(1,500)
Net deferred tax assets	$7,789	$21,113

Reported as:
Current deferred tax assets	$2,326	$8,940
Non-current deferred tax assets	9,942	13,588
Non-current deferred tax liabilities	(4,479)	(1,415)
Net deferred tax assets	$7,789	$21,113
Non-current deferred tax liabilities are included within other long-term liabilities in the consolidated balance sheets.
Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2013. The valuation allowance for deferred tax assets increased by $41,000 in fiscal 2013, increased by $2.7 million in fiscal 2012 and decreased by $40.5 million in fiscal 2011. Approximately $13.6 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2013	2012	2011
	(in thousands)
Balance at the beginning of the year	$2,906	$4,533	$3,460
Increases (decreases) related to current year positions	108	68	112
Increases (decreases) related to prior year positions	38	(1,695)	961
Balance at the end of the year	$3,052	$2,906	$4,533

The remaining amount of the unrecognized tax benefit as of September 30, 2013 is offset by a full valuation allowance. The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months except for any adjustments related to the expiration of the statute of limitations.

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
The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2013, the Company has not accrued any potential penalties and interest related to these unrecognized tax benefits.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2006 through 2013 tax years generally remain subject to examination by federal and most state tax authorities, and tax years 2006 through 2013 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2000 tax year through the 2003 tax year to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open for the tax years from 1996 through 2003 and from 2007 through 2011 to the extent research and development credits were generated during these periods and are being utilized in open years.

Note 13.    Retirement Plan
Pension Plan
The Company has pension plans covering substantially all of its Taiwan-based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (Benefit Plan), and the Labor Pension Act, a defined contribution plan (Contribution Plan). Under the Labor Standards Law, the Benefit Plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance with the Labor Standards Law of Taiwan, the Company makes monthly contributions equal to 2% of its wages and salaries. The fund is administered by the Employees’ Retirement Fund Committee and is registered in this committee’s name. Accordingly, the pension fund assets are not included in the financial statements of the Company.
Under the Labor Pension Act effective July 1, 2005, employees may choose the requirements under the Labor Standards Law or the new statute. For employees subject to the new statute, the Company shall contribute no less than 6% of the employees’ wages and salaries to the Contribution Plan.
Benefit Obligation and Plan Assets
As of September 30, 2013 and 2012, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligation and plan assets for the Benefit Plan described above were as follows:

	2013	2012
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$6,047	$5,178
Service cost	200	195
Interest cost	119	108
Actuarial loss	90	75
Currency exchange rate changes	(66)	205
Assumed liability in business combination	—	286
Ending projected benefit obligation	$6,390	$6,047

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$2,510	$2,079
Actual return on plan assets	32	19
Employer contributions	86	70
Currency exchange rate changes	(29)	83
Assets acquired in business combination	—	259
Ending fair value of plan assets	$2,599	$2,510

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2013	2012
	(in thousands)
Other long-term liabilities	$3,790	$3,537
Accumulated other comprehensive income (net of tax of $322 in 2013 and $204 in 2012)	2,044	2,126
Amount recognized	$5,834	$5,663

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) before taxes, as of September 30:

	2013	2012
	(in thousands)
Net transition asset	$195	$234
Net actuarial loss	(2,561)	(2,564)
Defined benefit plans, net	$(2,366)	$(2,330)
The following table summarizes the accumulated benefit obligation as of September 30:

	2013	2012
	(in thousands)
Accumulated benefit obligation	$3,940	$3,745

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2013	2012
Discount rate	1.90-2.00%	1.90-2.00%
Expected return on plan assets	1.90-2.00%	1.90-2.00%
Rate of compensation increase	3.00-4.00%	3.00-4.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2013	2012	2011
	(in thousands)
Service cost	$200	$195	$165
Interest cost	119	108	83
Expected return on plan assets	(50)	(44)	(40)
Amortization of deferred amount	40	36	2
Net periodic benefit cost	$309	$295	$210

The balance of vested benefits was $352,000 and $45,000 as of September 30, 2013 and September 30, 2012, respectively.
Non-U.S. Plan Assets
For the Benefit Plan, the Company deposits funds into government-managed accounts, and accrues for the unfunded portion of its obligation.
Estimated Future Benefit Payments
The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2014	$760
2015	$49
2016	$152
2017	$69
2018	$514
2019-2023	$3,377

Estimated Future Contributions
The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2014 is $43,000.
ISSI 401(k) Plan
The Company sponsors the ISSI 401(k) Plan (401(k) Plan) to provide retirement benefits to its eligible U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The 401(k) Plan allows employees to contribute up to 75% of their eligible compensation to the 401(k) Plan on a pre-tax and after-tax basis, and effective November 1, 2011, the 401(k) Plan also allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The 401(k) Plan also allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. The 401(k) Plan allows for employer contributions and the Company has elected to make a contribution for the plan year beginning January 1, 2013 and ending December 31, 2013. The Company will match employee contributions in an amount equal to 50% of every dollar contributed by the employee up to 10% of the employees' eligible earnings. The matching contribution in a year will not exceed $6,000 for any participant. The Company contributions are subject to vesting of 25% for each year of service with the Company. The Company elected to make no matching contributions during the fiscal years ended September 30, 2012 and 2011. Administrative expenses relating to the plan are insignificant.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan
The Compensation Committee of the Board of Directors of the Company adopted the Non-qualified Deferred Compensation Plan (the Deferred Compensation Plan or NDCP), effective as of March 22, 2013. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of management and highly-compensated employees of the Company and its participating subsidiaries and affiliates, which group includes the Company’s executive officers. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer part of his or her base salary and/or commissions (if any), but not more than 50% of his or her base salary or commissions, and all or part of his or her eligible bonus (if any) or performance-based compensation (if any), in each case on a pre-tax basis. Such deferrals made by participants in the NDCP are at all times 100% vested. In addition, the Company and its participating subsidiaries and affiliates may, but are not required to, make matching or discretionary contributions to the accounts of participants in the NDCP. The matching or discretionary contributions (if any) made by the Company and/or its participating subsidiaries and affiliates may be subject to any vesting schedule determined by the Company when any such matching or discretionary contribution is made, but will vest in full upon a participant’s disability, death, separation from service due do retirement, or upon a “change in control” of the Company (as defined in the NDCP). The Company elected to make no matching or discretionary contributions during the fiscal year ended September 30, 2013.
The Company has a prior non-qualified deferred compensation plan; however, no employee contributions have been made to the prior plan since fiscal 1998.

Note 14.    Per Share Data
The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2013, 2012 and 2011 are as follows:

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$17,548	$(2,718)	$55,957
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	28,223	27,120	26,568
Dilutive effect of stock options and awards	1,471	—	1,740
Denominator for diluted net income (loss) per share	29,694	27,120	28,308
Basic net income (loss) per share	$0.62	$(0.10)	$2.11
Diluted net income (loss) per share	$0.59	$(0.10)	$1.98

The diluted earnings per share calculation for the year ended September 30, 2012 does not include approximately 1,781,000 potential common shares from outstanding stock options and awards because their inclusion would be anti-dilutive. For the years ended September 30, 2013, 2012, and 2011, an additional 2,733,000, 1,499,000 and 1,115,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Net Sales
United States	$37,954	$42,527	$40,864
China	32,170	17,913	10,181
Hong Kong	64,193	57,971	74,604
Taiwan	41,204	26,107	28,990
Japan	30,102	29,664	23,143
Other Asia Pacific countries	37,897	32,987	37,356
Europe	62,065	57,295	53,585
Other	1,985	1,486	1,785
Total net sales	$307,570	$265,950	$270,508
Long-lived assets
United States	$9,696	$440	$1,216
Hong Kong	7	7	5
China	3,424	558	706
Taiwan	33,377	28,281	27,032
Total long-lived assets	$46,504	$29,286	$28,959

Revenues are attributed to countries based on the shipping location of customers.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.
Net foreign currency transaction gains (losses) of approximately $214,000, $(640,000), and $436,000 for the years ended September 30, 2013, 2012, and 2011, respectively, are included in the determination of net income (loss).

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
Litigation
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. GSI named the Company as a new, second defendant in the Second Amended Complaint, and alleges claims against the Company for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets,

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intentional interference with contract, and intentional interference with prospective economic advantage. GSI alleges that the Company conspired with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc., to misappropriate alleged GSI trade secrets, and to interfere with a contract between United Memories, Inc. and GSI. GSI seeks damages and injunctive relief. Before the Company was named as a defendant, the Court denied motions by GSI for temporary and preliminary injunctive relief. On December 6, 2013, the Company filed a motion to dismiss each of the causes of action alleged against the Company by GSI. The motion is currently pending. The Company believes it has meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.
VAREP GmBH v. Integrated Silicon Solution, Inc.
On August 21, 2012, a lawsuit was filed against the Company in the Superior Court of California, County of Santa Clara by a former independent sales representative based in Germany named Varep GmbH (Varep), for the alleged underpayment of commissions (Case No. 112CV230846).  The original complaint alleged 11 causes of action, including, among others, breach of contract, Labor Code violations, and violations of the Independent Wholesale Sales Representatives Contractual Relations Act.  A demurrer by the Company challenging the legal sufficiency of the Complaint was sustained with leave to amend and a motion to strike portions of the initial complaint by the Company was granted in part and denied in part.  On December 28, 2012, Varep filed a First Amended Complaint (FAC) asserting seven causes of action, including, among others, breach of contract and Labor Code violations.  On January 7, 2013, the Company filed a demurrer challenging the legal sufficiency of the FAC and a motion to strike portions of the FAC.  On February 19, 2013, the demurrer was sustained without leave to amend as to the causes of action for breach of the implied covenant of good faith and fair dealing and Labor Code violations and overruled with respect to other causes of action, and the motion to strike was granted in part to strike a claim for punitive damages on the cause of action for negligent misrepresentation and denied in other part.  On March 4, 2013, the Company filed an answer to the remaining allegations of the FAC.  The Company and the plaintiff entered into a settlement and mutual general release agreement and on August 22, 2013 the case was dismissed with prejudice.
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
Operating Leases
The Company leases various facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2016. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2014	$802
2015	603
2016	355
2017	—
2018	—
Total minimum rental commitments	$1,760

Total rental expense, recorded on a straight-line basis, for the fiscal years ended September 30, 2013, 2012 and 2011 was approximately $1.4 million, $1.4 million and $1.1 million, respectively.
Commitments to Wafer Fabrication Facilities
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2013, the Company had approximately $31.6 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $429,000, $458,000 and $938,000 during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Accounts receivable from Chrontel was approximately $65,000 and $30,000 at September 30, 2013 and September 30, 2012, respectively.

Note 18.    Acquisition of Si En
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

Note 19.    Acquisition of Chingis
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
In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. At September 30, 2013, the Company owned approximately 98.9% of Chingis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro forma Financial Information
 The pro forma financial information presented below is presented as if the acquisition of Chingis had occurred at the beginning of fiscal 2011. The pro forma statements of operations for the twelve months ended September 30, 2013, 2012 and 2011, include the historical results of the Company and Chingis plus the effect of recurring amortization of the related intangible assets. Such pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future. The pro forma financial results are as follows:

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Net sales	$307,570	$303,299	$320,516
Net income	$17,852	$(2,259)	$57,608

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Quarterly Financial Information (unaudited)
The following tables show the Company's quarterly results of operations for each of the years ended September 30, 2013 and 2012.

Fiscal 2013	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	(in thousands, except per share data)
Net sales	$78,392		$77,788		$74,991		$76,399
Gross profit	$25,934		$26,047		$24,989		$24,491
Operating income	$4,693		$4,635		$3,951		$3,379
Consolidated net income	$4,730	(1)	$7,246	(2)	$3,280	(3)	$2,488
Net income attributable to ISSI	$4,698	(1)	$7,064	(2)	$3,287	(3)	$2,499
Basic net income per share	$0.16		$0.25		$0.12		$0.09
Diluted net income per share	$0.15		$0.24		$0.11		$0.09
Market price range common stock:
High	$11.99		$11.31		$9.92		$9.73
Low	$9.99		$8.31		$8.33		$8.18

Fiscal 2012
Net sales	$72,500		$64,781		$62,505		$66,164
Gross profit	$18,328	(4)	$21,337		$21,121		$22,198
Operating income (loss)	$(9,862)	(5)	$5,196		$5,197		$5,100
Consolidated net income (loss)	$(13,118)	(6)	$3,147		$3,597		$3,769
Net income (loss) attributable to ISSI	$(13,246)	(6)	$3,137		$3,601		$3,790
Basic net income (loss) per share	$(0.48)		$0.11		$0.13		$0.14
Diluted net income (loss) per share	$(0.48)		$0.11		$0.12		$0.13
Market price range common stock:
High	$10.49		$11.50		$11.40		$9.79
Low	$8.75		$8.83		$9.03		$6.81
________________________

(1)	In the September 2013 quarter, the Company realized a gain of $2.9 million from the sale of a portion of its Nanya shares.

(2)	In the June 2013 quarter, the Company realized a gain from the sale of investments of $7.3 million including $7.0 million from the sale of a portion of its Nanya shares.

(3)	In the March 2013 quarter, the Company realized a gain of $2.1 million from the sale of a portion of its Nanya shares.

(4)	In the September 2012 quarter, the Company recorded a charge of approximately $5.4 million for the impairment of certain intangible assets related to the acquisition of Si En.

(5)	In the September 2012 quarter, the Company recorded a charge of approximately $14.3 million for the impairment of certain tangible and intangible assets related to the acquisition of Si En.

(6)
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Management assessed our internal control over financial reporting as of September 30, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
Chingis operated under its own set of systems and internal controls. Following our acquisition of Chingis on September 14, 2012, we began to transition certain of Chingis' processes to our internal control processes. We were separately maintaining many of Chingis' internal controls until we were able to complete the integration of Chingis' operations into our systems and control environment. We completed this transition by the end of fiscal 2013.
Other than with the respect to our transition of Chingis to our systems and control environment as described above, during the three months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.
Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2014 Proxy Statement for our annual meeting of stockholders to be held on February 11, 2014 which proxy statement will be filed no later than 120 days following the end of our 2013 fiscal year (the “2014 Proxy Statement”).
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
The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2014 Proxy Statement.

Item 11. Executive Compensation
The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2014 Proxy Statement.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2014 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant.
3.2(5)	Amendment to Restated Certificate of Incorporation of Registrant.
3.3(9)	Amended and Restated Bylaws of Registrant.
4.2(1)	Form of Common Stock Certificate.
10.1(1)	Form of Indemnification Agreement.
10.2(6)*	1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*	1995 Director Stock Option Plan, as amended.
10.4(4)*	Nonstatutory Stock Plan, as amended.
10.5(3)*	1998 Stock Plan, as amended.
10.6*	2007 Incentive Compensation Plan (as amended through October 16, 2013).
10.7(13)*	Form of Stock Appreciation Right Agreement for Officers.
10.8(13)*	Form of Stock Appreciation Right Agreement for Non-Officer Employees.
10.9(8)*	Executive Bonus Plan.
10.10(6)*	Form of Change in Control Agreement.
10.11(11)*	2012 Inducement Option Plan.
10.12(12)*	Nonqualified Deferred Compensation Plan.
10.13(11)+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.14(11)	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.15(10)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1	Power of Attorney (see page 76).

Exhibit Number		Description of Document
31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(10)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.

(11)	Incorporated by reference to the Company's Report on Form 10-K filed December 14, 2012.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed March 25, 2013.

(13)	Incorporated by reference to the Company's Report on Form 8-K filed November 12, 2013.

(b)	Exhibits
See (3) above

(c)	Financial statement schedules
See (2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date:	December 13, 2013
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

Signature	Title	Date

/S/ JIMMY S.M. LEE	Executive Chairman of the Board	December 13, 2013
(Jimmy S.M. Lee)

/S/ SCOTT D. HOWARTH	Director, President and Chief Executive Officer (Principal Executive Officer)	December 13, 2013
(Scott D. Howarth)

/S/ JOHN M. COBB	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 13, 2013
(John M. Cobb)

/S/ KONG-YEU HAN	Director and Vice Chairman	December 13, 2013
(Kong-Yeu Han)

/S/ PAUL CHIEN	Director	December 13, 2013
(Paul Chien)

/S/ JONATHAN KHAZAM	Director	December 13, 2013
(Jonathan Khazam)

/S/ KEITH MCDONALD	Director	December 13, 2013
(Keith McDonald)

/S/ STEPHEN PLETCHER	Director	December 13, 2013
(Stephen Pletcher)

/S/ BRUCE A. WOOLEY	Director	December 13, 2013
(Bruce A. Wooley)

/S/ JOHN ZIMMERMAN	Director	December 13, 2013
(John Zimmerman)

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1(2)		Restated Certificate of Incorporation of Registrant.
3.2(5)		Amendment to Restated Certificate of Incorporation of Registrant.
3.3(9)		Amended and Restated Bylaws of Registrant.
4.2(1)		Form of Common Stock Certificate.
10.1(1)		Form of Indemnification Agreement.
10.2(6)*		1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(7)*		1995 Director Stock Option Plan, as amended.
10.4(4)*		Nonstatutory Stock Plan, as amended.
10.5(3)*		1998 Stock Plan, as amended.
10.6*		2007 Incentive Compensation Plan (as amended through October 16, 2013).
10.7(13)*		Form of Stock Appreciation Right Agreement for Officers.
10.8(13)*		Form of Stock Appreciation Right Agreement for Non-Officer Employees.
10.9(8)*		Executive Bonus Plan.
10.10(6)*		Form of Change in Control Agreement.
10.11(11)*		2012 Inducement Option Plan.
10.12(12)*		Nonqualified Deferred Compensation Plan.
10.13(11)+		Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.14(11)		Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.15(10)		Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1		Power of Attorney (see page 76).
31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-91520).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed September 12, 2006.

(8)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(9)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(10)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.

(11)	Incorporated by reference to the Company's Report on Form 10-K filed December 14, 2012.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed March 25, 2013.

(13)	Incorporated by reference to the Company's Report on Form 8-K filed November 12, 2013.