Form 10-Q
period 2013-12-31
INTEGRATED SILICON SOLUTION INC
filed 2014-02-07
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of February 3, 2014 was 29,818,451.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Net sales	$79,123	$76,399
Cost of sales	53,594	51,908
Gross profit	25,529	24,491
Operating expenses:
Research and development	10,558	10,023
Selling, general and administrative	11,434	11,089
Total operating expenses	21,992	21,112
Operating income	3,537	3,379
Interest and other income (expense), net	431	268
Gain on sale of investments	3,121	—
Income before income taxes	7,089	3,647
Provision for income taxes	1,643	1,159
Consolidated net income	5,446	2,488
Net (income) loss attributable to noncontrolling interests	(11)	11
Net income attributable to ISSI	$5,435	$2,499
Basic net income per share	$0.19	$0.09
Shares used in basic per share calculation	29,318	27,696
Diluted net income per share	$0.18	$0.09
Shares used in diluted per share calculation	30,717	29,106
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2013	2012
Consolidated net income	$5,446	$2,488
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments:
Changes arising during current period, net of tax benefit (expense) of $251 and ($1,301), respectively	(349)	5,942
Reclassification for gain included in net income, net of tax expense of $1,373 and $0, respectively	(2,296)	—
	(2,645)	5,942
Change in cumulative translation adjustment:
Changes arising during current period	(1,222)	869
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three months ended December 31, 2013 and 2012	27	25
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three months ended December 31, 2013 and 2012	(15)	(15)
Other comprehensive income (loss)	(3,855)	6,821
Comprehensive income	1,591	9,309
Comprehensive (income) loss attributable to noncontrolling interest	(11)	11
Comprehensive income attributable to ISSI	$1,580	$9,320

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2013	September 30, 2013
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$123,399	$119,997
Short-term investments	13,366	21,558
Accounts receivable, net	47,487	46,088
Inventories	76,287	68,469
Deferred tax assets	2,467	2,326
Other current assets	15,923	14,602
Total current assets	278,929	273,040
Property, equipment and leasehold improvements, net	50,977	46,504
Purchased intangible assets, net	6,217	6,626
Goodwill	9,178	9,178
Deferred tax assets	9,772	9,942
Other assets	16,219	16,579
Total assets	$371,292	$361,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,832	$50,229
Accrued compensation and benefits	8,284	8,072
Accrued expenses	8,265	7,357
Current portion of long-term debt	195	195
Total current liabilities	71,576	65,853
Long-term debt	4,485	4,534
Other long-term liabilities	6,859	8,712
Total liabilities	82,920	79,099
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	348,132	343,947
Accumulated deficit	(67,063)	(72,498)
Accumulated other comprehensive income	5,266	9,121
Total ISSI stockholders’ equity	286,338	280,573
Noncontrolling interest	2,034	2,197
Total stockholders’ equity	288,372	282,770
Total liabilities and stockholders’ equity	$371,292	$361,869

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Consolidated net income	$5,446	$2,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,400
Stock-based compensation	1,491	1,440
Excess tax benefits from share-based compensation	(510)	—
Amortization of intangibles	409	401
Gain on sale of investments	(3,121)	—
Equity in net loss of affiliate	100	79
Net foreign currency transaction (gains) losses	(263)	30
Deferred tax assets	280	580
Other non-cash items	17	23
Net effect of changes in current and other assets and current liabilities	(4,832)	1,653
Net cash provided by operating activities	687	8,094
Cash flows from investing activities
Acquisition of property and equipment	(6,336)	(8,754)
Acquisition of noncontrolling interest in consolidated subsidiary	(199)	—
Purchases of available-for-sale securities	(267)	(3,359)
Sales of available-for-sale securities	7,278	3,079
Cash provided by (used in) investing activities	476	(9,034)
Cash flows from financing activities
Repurchases and retirement of common stock	(341)	(537)
Proceeds from issuance of stock through compensation plans	2,550	667
Excess tax benefit from share-based compensation	510	—
Proceeds from borrowings	—	4,875
Principal payments of long-term obligations	(49)	—
Cash provided by financing activities	2,670	5,005
Effect of exchange rate changes on cash and cash equivalents	(431)	235
Net increase in cash and cash equivalents	3,402	4,300
Cash and cash equivalents at beginning of period	119,997	75,497
Cash and cash equivalents at end of period	$123,399	$79,797
See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the Company or ISSI) and its consolidated majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.
On September 14, 2012, the Company acquired approximately 94.1% of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In October 2013, the Company acquired an additional 0.5% of Chingis for approximately $0.2 million. At December 31, 2013, the Company owned approximately 99.4% of Chingis.
The Company’s operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

3.	Impact of Recently Issued Accounting Pronouncements and Standards

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of December 31, 2013.
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

As of December 31, 2013, the Company’s financial assets utilizing Level 1 inputs included investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at December 31, 2013 or September 30, 2013.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	December 31, 2013	September 30, 2013
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,319	$19,318
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	2,351	1,793
Nanya Technology Corporation (Nanya) common stock (2)	9,021	16,624
	$30,691	$37,735

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of Level 1 assets during the three months ended December 31, 2013.
As of December 31, 2013, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,319	$—	$—	$19,319
Certificates of deposit	14,160	—	—	14,160
SMIC common stock	1,099	1,252	—	2,351
Nanya common stock	4,324	4,697	—	9,021
Total	38,902	5,949	—	44,851
Less: Amounts included in cash and cash
equivalents	(31,485)	—	—	(31,485)
	$7,417	$5,949	$—	$13,366

September 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,318	$—	$—	$19,318
Certificates of deposit	15,595	—	—	15,595
SMIC common stock	1,099	694	—	1,793
Nanya common stock	7,100	9,524	—	16,624
Total	43,112	10,218	—	53,330
Less: Amounts included in cash and cash
equivalents	(31,772)	—	—	(31,772)
	$11,340	$10,218	$—	$21,558
During the three months ended December 31, 2013, the Company sold approximately 42.2 million shares of Nanya common stock for approximately $5.9 million which resulted in a pre-tax gain of approximately $3.1 million.
As of December 31, 2013 and September 30, 2013, the Company had cash, cash equivalents and short-term investments in foreign financial institutions of $65.3 million ($4.0 million of which was in China and subject to exchange control regulations) and $71.2 million, respectively.

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At December 31, 2013, 1,910,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
The Company began granting cash-settled SARs in the first quarter of fiscal 2014. The SARs vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vest ratably each month over the remaining period based upon continued employment with the Company. The SARs expire seven years after the date of grant. These SARs allow the holder to receive in cash the difference between the SARs' grant price (which is the closing market price of the Company's stock on the grant date)

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and the closing market price of the Company's common stock on the date the holder exercises the SAR. The SARs are recorded as a liability in accrued compensation and benefits in the Company's balance sheet.
The Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2013, 581,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Stock-based compensation
Cost of sales	$50	$43
Research and development	649	522
Selling, general and administrative	949	875
Total stock-based compensation	1,648	1,440
Tax effect on stock-based compensation	(302)	—
Net effect on net income	$1,346	$1,440

Compensation related to SARs included in total stock-based compensation	$157	$—
As of December 31, 2013, there was approximately $10.7 million of total unrecognized stock-based compensation expense related to options and awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.80 years. Future stock option and award grants will add to this total whereas quarterly amortization and the vesting of the existing stock option and award grants will reduce this total. In addition, as of December 31, 2013, there was approximately $53,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately one month. As of December 31, 2013, there was approximately $4.0 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.85 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of the SARs will reduce this total. In addition, because the SARs are settled with cash, the fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARS granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three month periods ended December 31, 2013 and 2012 were based on estimates at the date of grant as follows:

	Three Months Ended December 31,
	2013	2012
Options
Weighted-average fair value of grants	$4.54	$4.32
Expected term in years	4.42	4.45
Estimated volatility	50%	59%
Risk-free interest rate	0.98%	0.52%
Dividend yield	—%	—%

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month periods ended December 31, 2013 and December 31, 2012, was $10.96 per share and $9.14 per share, respectively.
A summary of the Company’s stock option activity and related information for the three months ended December 31, 2013 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,351	5.477	$7.51
Granted	1,118		$10.96
Exercised	(406)		$6.28		$2,135
Cancelled/Expired	(20)		$10.73
Outstanding at December 31, 2013	6,043		$8.22	4.57	$23,383
Exercisable at December 31, 2013	3,085		$6.49	3.28	$17,286
Vested and expected to vest after December 31, 2013	5,873		$8.16	4.52	$23,075
 A summary of the Company’s RSU activity and related information for the three months ended December 31, 2013 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2013	269	$9.02
Granted	23	$10.96
Vested	(82)	$8.70	$948
Forfeited	(1)	$10.64
Outstanding at December 31, 2013	209	$9.35	$2,531
A summary of the Company’s SAR activity and related information for the three months ended December 31, 2013 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	—	5.477	$—
Granted	779		$10.96
Exercised	—		$—
Cancelled/Expired	—		$—
Outstanding at December 31, 2013	779		$10.96	6.86	$880
Exercisable at December 31, 2013	—		$—	—	$—

6.	Concentrations
In the three months ended December 31, 2013, revenue from the Company's largest distributor accounted for approximately 15% of the Company's total net sales. In the three months ended December 31, 2013, revenue from the Company's second largest distributor accounted for approximately 13% of the Company's total net sales. In the three months ended December 31, 2012, revenue from the Company's largest distributor accounted for approximately 14% of the Company's total net sales. In the three months ended December 31, 2012, revenue from the Company's second largest distributor accounted for approximately 11% of the Company's total net sales.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.	Inventories
The following is a summary of inventories by major category:

	December 31, 2013	September 30, 2013
	(In thousands)
Purchased components	$17,268	$14,039
Work-in-process	26,248	20,960
Finished goods	32,771	33,470
	$76,287	$68,469
During both the three months ended December 31, 2013 and December 31, 2012, the Company recorded inventory write-downs of approximately $0.8 million. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

8.	Other Assets
Other assets consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Restricted assets	$806	$811
Other investments	1,584	1,684
Nanya private placement shares	10,818	10,920
Other	3,011	3,164
	$16,219	$16,579

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of December 31, 2013, the Company had pledged $5.3 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At December 31, 2013, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
December 31, 2013
Developed technology	$5,330	$1,990	$3,340
Customer relationships	3,340	719	2,621
Other	450	194	256
Total	$9,120	$2,903	$6,217
September 30, 2013
Developed technology	$5,330	$1,758	$3,572
Customer relationships	3,340	580	2,760
Other	450	156	294
Total	$9,120	$2,494	$6,626
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Reported as:
Cost of sales	$232	$210
Operating expenses	177	191
Total	$409	$401
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at December 31, 2013 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 4.68 years, 4.71 years and 1.71 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2014	$1,124
2015	1,382
2016	1,238
2017	1,239
2018	1,195
Thereafter	39
Total	$6,217

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.	Borrowings
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the Loan), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
Remainder of 2014	$146
2015	195
2016	195
2017	195
2018	3,949
Thereafter	—
Total	$4,680

11.	Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	December 31, 2013	September 30, 2013
	(In thousands)
Accumulated foreign currency translation adjustments	$3,565	$4,787
Accumulated net unrealized gain on SMIC (net of tax of $496 and $275, respectively)	756	419
Accumulated net unrealized gain on Nanya (net of tax of $1,720 and $3,565, respectively)	2,977	5,959
Accumulated net retirement plan transition asset (net of tax of $148 and $148, respectively)	32	47
Accumulated net retirement plan actuarial losses (net of tax of $470 and $470, respectively)	(2,064)	(2,091)
Total accumulated other comprehensive income	$5,266	$9,121

The significant amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during the three months ended December 31, 2013 and December 31, 2012 were as follows:

	Three Months Ended December 31,	Three Months Ended December 31,
	2013	2012
(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location
Unrealized holding gains (losses) on available-for -sale investments
	$3,669	$—	Gain on the sale of investments
	(1,373)	—	Provision for income taxes
	$2,296	$—

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.	Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income for fiscal 2014. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three months ended December 31, 2013, the Company recorded income tax expense of $1.6 million that represents an effective tax rate of approximately 23%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three months ended December 31, 2012, the Company recorded an income tax expense of $1.2 million that represents an effective tax rate of approximately 32%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of December 31, 2013, the Company had no unrecognized tax positions that would impact its effective tax rate.

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2013	2012
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$5,435	$2,499
Denominator for basic net income per share:
Weighted average common shares outstanding	29,318	27,696
Dilutive stock options and awards	1,399	1,410
Denominator for diluted net income per share	30,717	29,106
Basic net income per share	$0.19	$0.09
Diluted net income per share	$0.18	$0.09
For the three months ended December 31, 2013 and December 31, 2012, stock options and awards for 2,749,000 shares and 3,256,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the three month period ended December 31, 2013, the Company did not repurchase any shares of its common stock in the open market. As of December 31, 2013, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of December 31, 2013, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the three months ended December 31, 2013, the Company withheld 29,554 shares to satisfy approximately $0.3 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15.	Commitments and Contingencies
Legal Matters
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
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. GSI named the Company as a new, second defendant in the Second Amended Complaint, and alleges claims against the Company for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, intentional interference with contract, and intentional interference with prospective economic advantage. GSI alleges that the Company conspired with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc., to misappropriate alleged GSI trade secrets, and to interfere with a contract between United Memories, Inc. and GSI. GSI seeks damages and injunctive relief. Before the Company was named as a defendant, the Court denied motions by GSI for temporary and preliminary injunctive relief. On December 6, 2013, the Company filed a motion to dismiss each of the causes of action alleged against the Company by GSI. The motion is currently pending. The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2013, the Company had approximately $25.2 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Net sales
United States	$9,062	$8,628
China	11,912	5,420
Hong Kong	15,021	19,617
Japan	6,073	7,742
Korea	3,377	3,279
Taiwan	11,003	10,342
Other Asia Pacific countries	6,264	6,808
Europe	16,066	14,233
Other	345	330
Total net sales	$79,123	$76,399

	December 31, 2013	September 30, 2013
	(In thousands)
Long-lived assets
United States	$10,377	$9,696
Hong Kong	7	7
China	3,765	3,424
Taiwan	36,828	33,377
	$50,977	$46,504
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $21,000 and $108,000 during the three month periods ending December 31, 2013 and December 31, 2012, respectively. Accounts receivable from Chrontel was approximately $0 and $65,000 at December 31, 2013 and September 30, 2013, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are low and medium density DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In both the first quarter of fiscal 2014 and in fiscal 2013, approximately 88% of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013 and October 2013, we acquired additional shares of Chingis. At December 31, 2013, we owned approximately 99.4% of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first three months of fiscal 2014 and in fiscal 2013. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 89% in the first three months of fiscal 2014, approximately 89% in the first three months of fiscal 2013, approximately 88% in fiscal 2013 and approximately 84% in fiscal 2012. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2013	2012	2013	2012
Asia	68%	70%	67%	62%
Europe	20	19	20	21
U.S.	11	11	12	16
Other	1	—	1	1
Total	100%	100%	100%	100%
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
Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts cost of goods sold and operating expense when we record impairments; (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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
Accounting for stock-based compensation.    Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We estimate the expected term for option grants based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated could change materially. We also use the Black-Scholes method to estimate the value of cash-settled stock appreciation rights (SARs). The fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods. Upon the exercise of a SAR, the expense recognized is adjusted to reflect the difference between the grant price and the closing market price on the date of exercise.
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

Results of Operations
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $79.1 million in the three months ended December 31, 2013 from $76.4 million in the three months ended December 31, 2012. The increase of $2.7 million was primarily the result of an increase in our DRAM and SRAM revenue. Our DRAM and SRAM revenue increased by $3.6 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in our DRAM revenue was principally a result of an increase in average selling price due to a change in product mix. The increase in our SRAM revenue can be attributed to an increase in unit shipments. Our analog revenue increased by $0.3 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. However, our flash revenue decreased by $1.2 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended December 31, 2013, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales. In the three months ended December 31, 2012, revenue from our largest and second largest distributor accounted for approximately 14% and 11%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $1.0 million to $25.5 million in the three months ended December 31, 2013 from $24.5 million in the three months ended December 31, 2012 primarily as a result of an increase in SRAM shipments. Our gross margin was 32.3% in the three months ended December 31, 2013 compared to 32.1% in the three months ended December 31, 2012. The increase in gross margin in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 can be attributed to a change in product mix for our DRAM and SRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 5% to $10.6 million in the three months ended December 31, 2013 compared to $10.0 million in the three months ended December 31, 2012. As a percentage of net sales, research and development expenses increased to 13.3% in the three months ended December 31, 2013 from 13.1% in the three months ended December 31, 2012. The increase in research and development expenses of $0.6 million was primarily the result of an increase in headcount related expenses in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 partially offset by a decrease in product development costs. We expect the dollar amount of our research and development expenses to increase in the March 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 3% to $11.4 million in the three months ended December 31, 2013 from $11.1 million in the three months ended December 31, 2012. As a percentage of net sales, selling, general and administrative expenses was 14.5% in both the three months ended December 31, 2013 and the three months ended December 31, 2012. The increase in selling, general and administrative expenses of $0.3 million was primarily the result of an increase in headcount related expenses and sales commissions in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the March 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.4 million in the three months ended December 31, 2013 compared to $0.3 million in the three months ended December 31, 2012. The $0.4 million of interest and other income in the three months ended December 31, 2013 is comprised primarily of rental income of $0.2 million from the lease of excess space in our Taiwan facility and foreign exchange gains of $0.4 million partially offset by $0.2 million of other items. The $0.3 million of interest and other income in the three months ended December 31, 2012 is comprised primarily of rental income from the lease of excess space in our Taiwan facility.

Gain on the sale of investments. In the three months ended December 31, 2013, we sold approximately 42.2 million shares of Nanya common stock for approximately $5.9 million which resulted in a pre-tax gain of approximately $3.1 million. In the three months ended December 31, 2012, we sold no shares of Nanya common stock.
Provision for income taxes. For the three months ended December 31, 2013, we recorded income tax expense of $1.6 million that represents an effective tax rate of approximately 23%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended December 31, 2012, we recorded income tax expense of $1.2 million that represents an effective tax rate of approximately 32%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net (income) loss attributable to noncontrolling interests. The net income (loss) attributable to noncontrolling interests was net income of $11,000 in the three months ended December 31, 2013 compared to a net loss of $11,000 in the three months ended December 31, 2012.
Liquidity and Capital Resources
As of December 31, 2013, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $136.8 million. During the three months ended December 31, 2013, we generated cash of $0.7 million from operating activities compared to $8.1 million generated in the three months ended December 31, 2012. The cash provided by operations in the three months ended December 31, 2013 was primarily due to our net income of $5.4 million adjusted for non-cash items of $0.1 million, increases in accounts payable of $4.7 million and an increase in accrued liabilities of $1.3 million. This was partially offset by increases in accounts receivable of $1.5 million, increases in inventory of $8.0 million and increases in other assets of $1.3 million. The cash provided by operations in the three months ended December 31, 2012 was primarily due to our net income of $2.5 million adjusted for non-cash items of $3.9 million, increases in accounts payable of $5.5 million and decreases in accounts receivable of $4.4 million. This was partially offset by decreases in accrued liabilities of $6.1 million, increases in inventories of $1.9 million and increases in other assets of $0.2 million.
In the three months ended December 31, 2013, we generated $0.5 million from investing activities compared to $9.0 million used in the three months ended December 31, 2012. The cash generated in the three months ended December 31, 2013 included $5.9 million from the sale of approximately 42.2 million shares of Nanya common stock and $1.1 million from net sales of other available-for-sale securities. This was partially offset by $6.3 million for the acquisition of property and equipment and $0.2 million to acquire additional shares of our Chingis subsidiary. The cash used in the three months ended December 31, 2012 included $8.7 million for the acquisition of property, equipment and building improvements including $6.5 million for our new corporate headquarters and $0.3 million from net purchases of available-for-securities.
In the three months ended December 31, 2013, we made capital expenditures of approximately $6.3 million for test equipment, engineering tools, and computer hardware and software compared to $8.7 million in the three months ended December 31, 2012. We expect to spend approximately $12.0 million to $17.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $2.7 million from financing activities during the three months ended December 31, 2013 compared to $5.0 million during the three months ended December 31, 2012. Our sources of financing for the three months ended December 31, 2013 were proceeds from the issuance of common stock of $2.6 million from stock option exercises and sales under our employee stock purchase plan and $0.5 million excess tax benefits from share-based compensation. In the three months ended December 31, 2013, we used $0.3 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.1 million for the repayment of long-term borrowings. Our sources of financing for the three months ended December 31, 2012 were borrowings of $4.9 million to purchase our new corporate headquarters and proceeds from the issuance of common stock of $0.7 million from stock option exercises. In the three months ended December 31, 2012, we used $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs.
At December 31, 2013, we had $22.4 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through November 2014. As of December 31, 2013, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2017. Our outstanding commitments under these leases were approximately $2.3 million at December 31, 2013.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at December 31, 2013 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,279	$700	$1,416	$163	$—
Borrowings	4,680	146	390	4,144	—
Purchase obligations with wafer foundries	25,161	25,161	—	—	—
Total contractual cash obligations	$32,120	$26,007	$1,806	$4,307	$—
At December 31, 2013, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to some foreign currency exchange risk. In the three months ended December 31, 2013 and in fiscal 2013, we recorded exchange gains of approximately $0.3 million and $0.2 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $136.8 million at December 31, 2013. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies.    We own ordinary shares in SMIC which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. The original cost basis of our shares in SMIC was approximately $3.4 million and the market value at December 31, 2013 was approximately $2.4 million and is included in short-term investments. The market value of SMIC shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in SMIC’s market value in future periods. The fair value of our SMIC stock would be approximately $2.6 million or $2.1 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in SMIC’s stock price. In the event the decline in the market value of our SMIC shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results. In this regard, in September 2012, we recorded a $2.3 million charge in our statement of operations as we determined that the decline in the value of our shares in SMIC was other-than temporary.
We own common shares in Nayna which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. In the three months ended December 31, 2013, we sold shares with a cost basis of approximately $2.8 million and recognized a gain of $3.1 million. The total cost basis of our common shares in Nanya is approximately $4.3 million and the market value at December 31, 2013 was approximately $9.0 million and is included in short-term investments. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $9.9 million or $8.1 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Substantially all of our products are incorporated into products for the automotive, communications, IMM, and digital consumer markets. In particular, in the three months ended December 31, 2013 and in fiscal 2013, approximately 47% and 46%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, IMM, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the both the first quarter of fiscal 2014 and in fiscal 2013, approximately 88% of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2012, fiscal 2013 and the first quarter of fiscal 2014, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
If we are not able to obtain sufficient foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and will likely enter into in the future, various arrangements with suppliers, which could include:

•	option payments or other prepayments to foundries;

•	increased prices for wafers;

•	purchases of equity or debt securities in foundries;

•	nonrefundable deposits with, or loans to, foundries in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of wafers over extended periods:

•	process development relationships with foundries; and

•	joint ventures.
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
The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial costs and diversion of our resources, which could harm our business. In this regard, please refer to "Item 1. Legal Proceedings" for discussion of our pending litigation with GSI.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive market;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	cancellation of existing orders or the failure to secure new orders;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	fluctuations in foreign currencies relative to the U.S. dollar

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	a failure to deliver products to customers on a timely basis;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2014, in fiscal 2013, and in fiscal 2012, we recorded inventory write-downs of $0.8 million, $4.6 million, and $5.7 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
In the three months ended December 31, 2013, approximately 11% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 68% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At December 31, 2013, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	February 7, 2014	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)