Form 10-Q
period 2014-03-31
INTEGRATED SILICON SOLUTION INC
filed 2014-05-08
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of May 2, 2014 was 30,210,126.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$80,868	$74,991	$159,991	$151,390
Cost of sales	53,118	50,002	106,712	101,910
Gross profit	27,750	24,989	53,279	49,480
Operating expenses:
Research and development	10,827	10,308	21,385	20,331
Selling, general and administrative	11,469	10,730	22,903	21,819
Total operating expenses	22,296	21,038	44,288	42,150
Operating income	5,454	3,951	8,991	7,330
Interest and other income (expense), net	375	515	806	783
Gain on sale of investments	6,039	2,059	9,160	2,059
Income before income taxes	11,868	6,525	18,957	10,172
Provision for income taxes	2,910	3,245	4,553	4,404
Consolidated net income	8,958	3,280	14,404	5,768
Net (income) loss attributable to noncontrolling interests	(146)	7	(157)	18
Net income attributable to ISSI	$8,812	$3,287	$14,247	$5,786
Basic net income per share	$0.30	$0.12	$0.48	$0.21
Shares used in basic per share calculation	29,818	27,976	29,568	27,836
Diluted net income per share	$0.28	$0.11	$0.46	$0.20
Shares used in diluted per share calculation	31,244	29,348	30,986	29,240
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Consolidated net income	$8,958	$3,280	$14,404	$5,768
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments:
Changes arising during current period, net of tax benefit (expense) of $0, ($5,451), $251 and ($6,752), respectively	—	3,993	(349)	9,935
Reclassification for gain included in net income, net of tax expense of $1,624, $136, $2,997 and $136, respectively	(2,709)	(668)	(5,005)	(668)
	(2,709)	3,325	(5,354)	9,267
Change in cumulative translation adjustment:
Changes arising during current period	(2,787)	(3,208)	(4,009)	(2,339)
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and six months ended March 31, 2014 and 2013	28	25	55	50
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and six months ended March 31, 2014 and 2013	(15)	(15)	(30)	(30)
Other comprehensive income (loss)	(5,483)	127	(9,338)	6,948
Comprehensive income	3,475	3,407	5,066	12,716
Comprehensive (income) loss attributable to noncontrolling interest	(146)	7	(157)	18
Comprehensive income attributable to ISSI	$3,329	$3,414	$4,909	$12,734

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2014	September 30, 2013
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$124,779	$119,997
Restricted cash	1,000	—
Short-term investments	5,038	21,558
Accounts receivable, net	51,166	46,088
Inventories	75,883	68,469
Deferred tax assets	2,582	2,326
Other current assets	16,342	14,602
Total current assets	276,790	273,040
Property, equipment and leasehold improvements, net	50,122	46,504
Purchased intangible assets, net	5,808	6,626
Goodwill	9,178	9,178
Deferred tax assets	10,228	9,942
Other assets	23,191	16,579
Total assets	$375,317	$361,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,628	$50,229
Accrued compensation and benefits	7,996	8,072
Accrued expenses	10,147	7,357
Current portion of long-term debt	195	195
Total current liabilities	66,966	65,853
Long-term debt	4,436	4,534
Other long-term liabilities	5,607	8,712
Total liabilities	77,009	79,099
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	354,593	343,947
Accumulated deficit	(58,251)	(72,498)
Accumulated other comprehensive income	(217)	9,121
Total ISSI stockholders’ equity	296,128	280,573
Noncontrolling interest	2,180	2,197
Total stockholders’ equity	298,308	282,770
Total liabilities and stockholders’ equity	$375,317	$361,869

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.
Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities
Consolidated net income	$14,404	$5,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,724	2,746
Stock-based compensation	3,046	2,909
Excess tax benefits from share-based compensation	(658)	—
Amortization of intangibles	818	793
Gain on sale of investments	(9,160)	(2,059)
Equity in net loss of affiliate	139	160
Net foreign currency transaction gains	(456)	(259)
Deferred tax assets	224	2,480
Other non-cash items	35	36
Net effect of changes in current and other assets and current liabilities	(14,925)	(7,036)
Net cash provided by (used in) operating activities	(2,809)	5,538
Cash flows from investing activities
Acquisition of property and equipment	(8,310)	(10,520)
Acquisition of noncontrolling interest in consolidated subsidiary	(199)	—
Payment of license fees	(6,000)	—
Payment of holdback related to Si En acquisition	—	(4,200)
Increase in restricted cash	(1,000)	—
Purchases of available-for-sale securities	(1,218)	(4,330)
Sales of available-for-sale securities	18,190	9,113
Cash provided by (used in) investing activities	1,463	(9,937)
Cash flows from financing activities
Repurchases and retirement of common stock	(350)	(547)
Proceeds from issuance of stock through compensation plans	7,316	2,151
Excess tax benefit from share-based compensation	658	—
Proceeds from borrowings	—	4,875
Principal payments of long-term obligations	(98)	(49)
Proceeds from borrowings under short-term lines of credit	—	3,393
Principal payments of short-term lines of credit	—	(3,393)
Cash provided by financing activities	7,526	6,430
Effect of exchange rate changes on cash and cash equivalents	(1,398)	(476)
Net increase in cash and cash equivalents	4,782	1,555
Cash and cash equivalents at beginning of period	119,997	75,497
Cash and cash equivalents at end of period	$124,779	$77,052
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
On September 14, 2012, the Company acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In October 2013, the Company acquired an additional 0.5% of Chingis for approximately $0.2 million. At March 31, 2014, the Company owned approximately 99.4% of the outstanding shares of Chingis.
The Company’s operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

2.	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include the useful lives of fixed assets, allowances for doubtful accounts and customer returns, valuation allowances for deferred tax assets, inventory write-downs, potential reserves relating to litigation matters, accrued liabilities, and other reserves. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results may differ from those estimates, and such differences may be material to the financial statements.

3.	Impact of Recently Issued Accounting Pronouncements and Standards

The following issued accounting pronouncements are not yet effective for the Company as of March 31, 2014.
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

As of March 31, 2014, the Company’s financial assets utilizing Level 1 inputs included investment securities traded on an active securities exchange. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at March 31, 2014 or September 30, 2013.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	March 31, 2014	September 30, 2013
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,320	$19,318
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	—	1,793
Nanya Technology Corporation (Nanya) common stock (2)	3,077	16,624
	$22,397	$37,735

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of Level 1 assets during the three months ended March 31, 2014.
As of March 31, 2014, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

March 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,320	$—	$—	$19,320
Certificates of deposit	15,154	—	—	15,154
Nanya common stock	1,461	1,616	—	3,077
Total	35,935	1,616	—	37,551
Less: Amounts included in cash, cash
equivalents and restricted cash	(32,513)	—	—	(32,513)
	$3,422	$1,616	$—	$5,038

September 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,318	$—	$—	$19,318
Certificates of deposit	15,595	—	—	15,595
SMIC common stock	1,099	694	—	1,793
Nanya common stock	7,100	9,524	—	16,624
Total	43,112	10,218	—	53,330
Less: Amounts included in cash and cash
equivalents	(31,772)	—	—	(31,772)
	$11,340	$10,218	$—	$21,558
During the three months ended March 31, 2014, the Company sold approximately 44.2 million shares of Nanya common stock for approximately $6.7 million which resulted in a pre-tax gain of approximately $3.9 million. During the six months ended March 31, 2014, the Company sold approximately 86.4 million shares of Nanya common stock for approximately $12.6 million which resulted in a pre-tax gain of approximately $7.1 million.
During the three months ended March 31, 2014, the Company sold all of its approximately 29.9 million remaining shares of SMIC common stock for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million.
As of March 31, 2014 and September 30, 2013, the Company had cash, cash equivalents, restricted cash and short-term investments in foreign financial institutions of $58.8 million ($1.9 million of which was in China and subject to exchange control regulations) and $71.2 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At March 31, 2014, 1,744,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
The Company began granting cash-settled SARs in the first quarter of fiscal 2014. The SARs vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vest ratably each month over the remaining period based upon continued employment with the Company. The SARs expire seven years after the date of grant. These SARs allow the holder to receive in cash the difference between the SARs' exercise price (which is the closing market price of the Company's common stock on the grant date) and the closing market price of the Company's common stock on the date the holder exercises the SAR. The SARs are recorded as a liability in accrued compensation and benefits in the Company's balance sheet.
The Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP are purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At March 31, 2014, 453,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
		(In thousands)
Stock-based compensation
Cost of sales	$54	$44	$104	$87
Research and development	776	577	1,425	1,099
Selling, general and administrative	1,190	848	2,139	1,723
Total stock-based compensation	2,020	1,469	3,668	2,909
Tax effect on stock-based compensation	(386)	—	(688)	—
Net effect on net income	$1,634	$1,469	$2,980	$2,909

Compensation related to SARs included in total stock-based compensation	$465	$—	$622	$—
As of March 31, 2014, there was approximately $10.6 million of total unrecognized stock-based compensation expense related to options and awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.68 years. Future stock option and award grants will add to this total whereas quarterly amortization and the vesting of the existing stock option and award grants will reduce this total. In addition, as of March 31, 2014, there was approximately $200,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately four months. As of March 31, 2014, there was approximately $5.6 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.61 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of the SARs will reduce this total. In addition, because the SARs are settled with cash, the fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARS granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and six month periods ended March 31, 2014 and 2013 were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Options
Weighted-average fair value of grants	$5.12	$4.27	$4.69	$4.31
Expected term in years	4.42	4.45	4.42	4.45
Estimated volatility	52%	58%	51%	59%
Risk-free interest rate	1.18%	0.61%	1.04%	0.53%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$2.66	$2.30	$2.66	$2.30
Expected term in years	0.49	0.49	0.49	0.49
Estimated volatility	27%	32%	27%	32%
Risk-free interest rate	0.41%	0.11%	0.41%	0.11%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month period ended March 31, 2014 was $11.26 per share. The weighted average grant date fair value of RSUs granted in the six month periods ended March 31, 2014 and March 31, 2013, was $11.17 per share and $9.14 per share, respectively.
A summary of the Company’s stock option activity and related information for the six months ended March 31, 2014 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,351	$7.51
Granted	1,245	$11.06
Exercised	(916)	$6.70		$5,287
Cancelled/Expired	(37)	$10.90
Outstanding at March 31, 2014	5,643	$8.40	4.45	$40,321
Exercisable at March 31, 2014	2,804	$6.61	3.14	$25,064
Vested and expected to vest after March 31, 2014	5,494	$8.35	4.41	$39,555
 A summary of the Company’s RSU activity and related information for the six months ended March 31, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2013	269	$9.02
Granted	76	$11.17
Vested	(91)	$8.90	$1,059
Forfeited	(1)	$10.64
Outstanding at March 31, 2014	253	$9.70	$3,932

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s SAR activity and related information for the six months ended March 31, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	—	$—
Granted	779	$10.96
Exercised	—	$—
Cancelled/Expired	(2)	$10.96
Outstanding at March 31, 2014	777	$10.96	6.61	$3,564
Exercisable at March 31, 2014	—	$—	—	$—

6.	Concentrations
In the three and six months ended March 31, 2014, revenue from the Company's largest distributor accounted for approximately 18% and 17%, respectively, of the Company's total net sales. In the three and six months ended March 31, 2014, revenue from the Company's second largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales. In the three and six months ended March 31, 2013, revenue from the Company's largest distributor accounted for approximately 16% and 15%, respectively, of the Company's total net sales. In the three and six months ended March 31, 2013, revenue from the Company's second largest distributor accounted for approximately 13% and 11%, respectively, of the Company's total net sales. In the six months ended March 31, 2013, revenue from the Company's third largest distributor accounted for approximately 10% of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	March 31, 2014	September 30, 2013
	(In thousands)
Purchased components	$17,487	$14,039
Work-in-process	26,492	20,960
Finished goods	31,904	33,470
	$75,883	$68,469
During the three and six months ended March 31, 2014, the Company recorded inventory write-downs of $1.4 million and $2.2 million, respectively. During the three and six months ended March 31, 2013, the Company recorded inventory write-downs of $1.5 million and $2.3 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Restricted assets	$498	$811
Other investments	1,545	1,684
Nanya private placement shares	10,619	10,920
Technology licenses, net	9,383	2,002
Other	1,146	1,162
	$23,191	$16,579

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of December 31, 2013, the Company had pledged $5.2 million of its Nanya private placement shares with Nanya as collateral for the Company's accounts payable.
From time-to-time, the Company licenses patents or other intellectual property rights from third parties. The technology licenses are being amortized over their estimated useful lives ranging from three to ten years.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At March 31, 2014, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
March 31, 2014
Developed technology	$5,330	$2,223	$3,107
Customer relationships	3,340	858	2,482
Other	450	231	219
Total	$9,120	$3,312	$5,808
September 30, 2013
Developed technology	$5,330	$1,758	$3,572
Customer relationships	3,340	580	2,760
Other	450	156	294
Total	$9,120	$2,494	$6,626
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Reported as:
Cost of sales	$233	$215	$465	$425
Operating expenses	176	177	353	368
Total	$409	$392	$818	$793
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at March 31, 2014 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 4.51 years, 4.46 years and 1.46 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2014	$715
2015	1,382
2016	1,238
2017	1,239
2018	1,195
Thereafter	39
Total	$5,808

10.	Borrowings
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

Fiscal year
Remainder of 2014	$97
2015	195
2016	195
2017	195
2018	195
Thereafter	3,754
Total	$4,631

11.	Accumulated Other Comprehensive Income (Loss)

 The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31, 2014	September 30, 2013
	(In thousands)
Accumulated foreign currency translation adjustments	$778	$4,787
Accumulated net unrealized gain on SMIC (net of tax of $0 and $275, respectively)	—	419
Accumulated net unrealized gain on Nanya (net of tax of $592 and $3,565, respectively)	1,024	5,959
Accumulated net retirement plan transition asset (net of tax of $148 and $148, respectively)	17	47
Accumulated net retirement plan actuarial losses (net of tax of $470 and $470, respectively)	(2,036)	(2,091)
Total accumulated other comprehensive income (loss)	$(217)	$9,121

The significant amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location
Unrealized holding gains (losses) on available-for -sale investments
	$4,333	$804	$8,002	$804	Gain on the sale of investments
	(1,624)	(136)	(2,997)	(136)	Provision for income taxes
	$2,709	$668	$5,005	$668

12.	Income Taxes
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
For the three and six months ended March 31, 2014, the Company recorded income tax expense of $2.9 million and 4.6 million, respectively, that represents an effective tax rate of approximately 25% and 24%, respectively. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
For the three and six months ended March 31, 2013, the Company recorded income tax expense of $3.2 million and $4.4 million, respectively, that represents an effective tax rate of approximately 50% and 43%, respectively. A discrete item was recorded in the three months and six months ended March 31, 2013 related to an increase in the valuation allowance of approximately $1.4 million for California net operating loss carryforwards based on the Company's estimated inability to use these carryforwards in the future as a result of a change in the Company's legal structure. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the impact of this discrete item, the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of March 31, 2014, the Company had unrecognized tax positions that would impact its effective tax rate, if realized.

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$8,812	$3,287	$14,247	$5,786
Denominator for basic net income per share:
Weighted average common shares outstanding	29,818	27,976	29,568	27,836
Dilutive stock options and awards	1,426	1,372	1,418	1,404
Denominator for diluted net income per share	31,244	29,348	30,986	29,240
Basic net income per share	$0.30	$0.12	$0.48	$0.21
Diluted net income per share	$0.28	$0.11	$0.46	$0.20
For the three months and six months ended March 31, 2014, stock options and awards for 1,372,000 shares and 2,177,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2013, stock options and awards for 2,998,000 shares and 3,033,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the six month period ended March 31, 2014, the Company did not repurchase any shares of its common stock in the open market. As of March 31, 2014, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of March 31, 2014, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2014, the Company withheld 30,323 shares to satisfy approximately $0.4 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. GSI named the Company as a new, second defendant in the Second Amended Complaint, and alleges claims against the Company for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, intentional interference with contract, and intentional interference with prospective economic advantage. GSI alleges that the Company conspired with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc., to misappropriate alleged GSI trade secrets, and to interfere with a contract between United Memories, Inc. and GSI. GSI seeks damages and injunctive relief. Before the Company was named as a defendant, the Court denied motions by GSI for temporary and preliminary injunctive relief. On December 6, 2013, the Company filed a motion to dismiss each of the causes of action alleged against the Company by GSI. On April 18, 2014, the Court granted the motion in part and denied the motion in part.  Specifically, the Court granted the Company's motion to dismiss as to GSI’s causes of action for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, and intentional interference with contract.  The Company expects to answer the non-dismissed portions of the complaint on June 2, 2014.  The Court has also scheduled a case management conference for June 10, 2014. The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously. However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2014, the Company had approximately $35.0 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
		(In thousands)
Net sales
United States	$9,816	$9,586	$18,878	$18,214
China	10,939	4,682	22,851	10,102
Hong Kong	14,022	17,277	29,043	36,894
Japan	4,580	7,305	10,653	15,047
Korea	3,167	3,474	6,544	6,753
Taiwan	11,752	8,875	22,755	19,217
Other Asia Pacific countries	5,691	5,686	11,955	12,494
Europe	20,554	17,651	36,620	31,884
Other	347	455	692	785
Total net sales	$80,868	$74,991	$159,991	$151,390

	March 31, 2014	September 30, 2013
	(In thousands)
Long-lived assets
United States	$10,262	$9,696
Hong Kong	17	7
China	4,053	3,424
Taiwan	35,790	33,377
	$50,122	$46,504
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $61,000 and $82,000 during the three months and six months ending March 31, 2014, respectively. Sales to Chrontel were $82,000 and $190,000 during the three months and six months ending March 31, 2013, respectively. Accounts receivable from Chrontel was approximately $33,000 and $65,000 at March 31, 2014 and September 30, 2013, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are low and medium density DRAM, high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In the first six months of fiscal 2014 and in fiscal 2013, approximately 89% and 88%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013 and October 2013, we acquired additional shares of Chingis. At March 31, 2014, we owned approximately 99.4% of the outstanding shares of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first six months of fiscal 2014 and in fiscal 2013. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88% in the first six months of fiscal 2014, approximately 88% in the first six months of fiscal 2013, approximately 88% in fiscal 2013 and approximately 84% in fiscal 2012. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2014	2013	2013	2012
Asia	65%	66%	67%	62%
Europe	23	21	20	21
U.S.	12	12	12	16
Other	—	1	1	1
Total	100%	100%	100%	100%
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
Accounting for stock-based compensation.    Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We estimate the expected term for option grants based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated could change materially. We also use the Black-Scholes method to estimate the value of cash-settled stock appreciation rights (SARs). The fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of our expense in future periods. Upon the exercise of a SAR, the expense recognized is adjusted to reflect the difference between the exercise price of the SAR and the closing market price of our common stock on the date of exercise.
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
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $80.9 million in the three months ended March 31, 2014 from $75.0 million in the three months ended March 31, 2013. The increase of $5.9 million was primarily the result of a $6.7 million increase in our DRAM and SRAM revenue in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in our DRAM revenue can be attributed to an increase in unit shipments along with an increase in average selling price due to a change in product mix to higher density products. The increase in our SRAM revenue can be attributed to an increase in unit shipments. However, our flash revenue decreased by $0.6 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of a decrease in unit shipments. Our analog revenue decreased by $0.2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended March 31, 2014, revenue from our largest and second largest distributor accounted for approximately 18% and 15%, respectively, of our total net sales. In the three months ended March 31, 2013, revenue from our largest and second largest distributor accounted for approximately 16% and 13%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $2.8 million to $27.8 million in the three months ended March 31, 2014 from $25.0 million in the three months ended March 31, 2013 primarily as a result of an increase in DRAM and SRAM shipments. Our gross margin was 34.3% in the three months ended March 31, 2014 compared to 33.3% in the three months ended March 31, 2013. The increase in gross margin in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 can be attributed to a change in product mix for our DRAM and SRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 5% to $10.8 million in the three months ended March 31, 2014 compared to $10.3 million in the three months ended March 31, 2013. As a percentage of net sales, research and development expenses decreased to 13.4% in the three months ended March 31, 2014 from 13.7% in the three months ended March 31, 2013. The increase in research and development expenses of $0.5 million was primarily the result of an increase in headcount related expenses partially offset by a decrease in product development costs. We expect the dollar amount of our research and development expenses to increase in the June 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 7% to $11.5 million in the three months ended March 31, 2014 from $10.7 million in the three months ended March 31, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 14.2% in the three months ended March 31, 2014 from 14.3% in the three months ended March 31, 2013. The increase in selling, general and administrative expenses of $0.8 million was primarily the result of an increase in headcount related expenses and sales commissions. We expect the dollar amount of our selling, general and administrative expenses to remain relatively flat in the June 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.4 million in the three months ended March 31, 2014 compared to $0.5 million in the three months ended March 31, 2013. The $0.4 million of interest and other income in the three months ended March 31, 2014 is comprised primarily of $0.2 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.2 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar. The $0.5 million of interest and other income in the three months ended March 31, 2013 is comprised primarily of $0.3 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items.
Gain on the sale of investments. In the three months ended March 31, 2014, we sold approximately 44.2 million shares of Nanya common stock for approximately $6.7 million which resulted in a pre-tax gain of approximately $3.9 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million. In the three months ended March 31, 2013, we sold approximately 40.5 million shares of Nanya common stock for approximately $4.7 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the three months ended March 31, 2014, we recorded income tax expense of $2.9 million that represents an effective tax rate of approximately 25%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the three months ended March 31, 2013, we recorded income tax expense of $3.2 million that represents an effective tax rate of approximately 50%. In the three months March 31, 2013, we recorded an increase in the valuation allowance of approximately $1.4 million for California net operating loss carryforwards based on our estimated inability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such item, the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net (income) loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $146,000 in the three months ended March 31, 2014 compared to a net loss of $7,000 in the three months ended March 31, 2013.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Net Sales. Net sales increased to $160.0 million in the six months ended March 31, 2014 from $151.4 million in the six months ended March 31, 2013. The increase of $8.6 million was primarily the result of a $10.3 million increase in our DRAM and SRAM revenue in the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase in our DRAM revenue can be attributed to an increase in unit shipments along with and increase in average selling price due to a change in product mix to higher density products. The increase in our SRAM revenue can be attributed to an increase in unit shipments. However, our flash revenue decreased by $1.8 million in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 as a result of a decrease in unit shipments. Our analog revenue increased by $0.1 million in the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

In the six months ended March 31, 2014, revenue from our largest and second largest distributor accounted for approximately 17% and 14%, respectively, of our total net sales. In the six months ended March 31, 2013, revenue from our largest, second largest and third largest distributor accounted for approximately 15%, 11%, and 10%, respectively, of our total net sales.
Gross profit. Gross profit increased by $3.8 million to $53.3 million in the six months ended March 31, 2014 from $49.5 million in the six months ended March 31, 2013 primarily as a result of an increase in DRAM and SRAM shipments. Our gross margin was 33.3% in the six months ended March 31, 2014 compared to 32.7% in the six months ended March 31, 2013. The increase in gross margin in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 can be attributed to a change in product mix for our DRAM and SRAM products.
Research and development. Research and development expenses increased by 5% to $21.4 million in the six months ended March 31, 2014 compared to $20.3 million in the six months ended March 31, 2013. As a percentage of net sales, research and development expenses were 13.4% in both the six months ended March 31, 2014 and March 31, 2013. The increase in research and development expenses of $1.1 million was primarily the result of an increase in headcount related expenses partially offset by a decrease in product development costs.
Selling, general and administrative. Selling, general and administrative expenses increased by 5% to $22.9 million in the six months ended March 31, 2014 from $21.8 million in the six months ended March 31, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 14.3% in the six months ended March 31, 2014 from 14.4% in the six months ended March 31, 2013. The increase in selling, general and administrative expenses of $1.1 million was primarily the result of an increase in headcount related expenses and sales commissions.
Interest and other income, net. Interest and other income, net was $0.8 million in the both the six months ended March 31, 2014 and March 31, 2013. The $0.8 million of interest and other income in the six months ended March 31, 2014 is comprised primarily of $0.5 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.5 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items. The $0.8 million of interest and other income in the six months ended March 31, 2013 is comprised primarily of $0.6 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items.
Gain on the sale of investments. In the six months ended March 31, 2014, we sold approximately 86.4 million shares of Nanya common stock for approximately $12.6 million which resulted in a pre-tax gain of approximately $7.1 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million. In the six months ended March 31, 2013, we sold approximately 40.5 million shares of Nanya common stock for approximately $4.7 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the six months ended March 31, 2014, we recorded income tax expense of $4.6 million that represents an effective tax rate of approximately 24%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the six months ended March 31, 2013, we recorded income tax expense of $4.4 million that represents an effective tax rate of approximately 43%. In the six months March 31, 2013, we recorded an increase in the valuation allowance of approximately $1.4 million for California net operating loss carryforwards based on our estimated inability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such item, the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $157,000 in the six months ended March 31, 2014 compared to a net loss of $18,000 in the six months ended March 31, 2013.

Liquidity and Capital Resources
As of March 31, 2014, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $130.8 million. During the six months ended March 31, 2014, we used $2.8 million for operating activities compared to $5.5 million generated in the six months ended March 31, 2013. The cash used for operations in the six months ended March 31, 2014 was primarily due to increases in accounts receivable of $5.4 million, increases in inventory of $9.0 million, increases in other assets of $3.3 million and decreases in accounts payable of $0.3 million. This was partially offset by our net income of $14.4 million adjusted for non-cash items of $2.2 million and increases in accrued liabilities of $3.0 million. The cash provided by operations in the six months ended March 31, 2013 was primarily due to our net income of $5.8 million adjusted for non-cash items of $6.8 million and increases in accounts payable of $2.5 million. This was partially offset by decreases in accrued liabilities of $4.3 million, increases in inventories of $2.9 million, increases in accounts receivable of $1.7 million and increases in other assets of $0.7 million.
In the six months ended March 31, 2014, we generated $1.5 million from investing activities compared to $9.9 million used in the six months ended March 31, 2013. The cash generated in the six months ended March 31, 2014 included $12.6 million from the sale of approximately 86.4 million shares of Nanya common stock, $3.2 million from the sale of our remaining shares of SMIC common stock and $1.2 million from net sales of other available-for-sale securities. In the six months ended March 31, 2014, we used $8.3 million for the acquisition of property and equipment, $6.0 million for the payment of license fees, $1.0 to collateralize accounts payable to a supplier and $0.2 million to acquire additional shares of our Chingis subsidiary. The cash used in the six months ended March 31, 2013 included $10.5 million for the acquisition of property, equipment and building improvements including $6.5 million for our new corporate headquarters and $4.2 million for the payment of a holdback related to our acquisition of Si En. In the six months ended March 31, 2013, we generated $4.7 million from the sale of approximately 40.5 million shares of Nanya common stock and $0.1 million from net sales of available-for-sale securities.
In the six months ended March 31, 2014, we made capital expenditures of approximately $8.3 million for test equipment, engineering tools, and computer hardware and software compared to $10.5 million in the six months ended March 31, 2013. We expect to spend approximately $12.0 million to $17.0 million to purchase capital equipment during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $7.5 million from financing activities during the six months ended March 31, 2014 compared to $6.4 million during the six months ended March 31, 2013. Our sources of financing for the six months ended March 31, 2014 were proceeds from the issuance of common stock of $7.3 million from stock option exercises and sales under our employee stock purchase plan and $0.7 million excess tax benefits from share-based compensation. In the six months ended March 31, 2014, we used $0.4 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.1 million for the repayment of long-term borrowings. Our sources of financing for the six months ended March 31, 2013 were borrowings of $4.9 million to purchase our new corporate headquarters, borrowing of $3.4 million under short-term lines of credit and proceeds from the issuance of common stock of $2.1 million from stock option exercises and sales under our employee stock purchase plan. In the six months ended March 31, 2013, we used $3.5 million for the repayment of short-term and long-term borrowings and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs.
At March 31, 2014, we had $22.1 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2015. As of March 31, 2014, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in the U.S., China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $2.6 million at March 31, 2014.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at March 31, 2014 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,590	$610	$1,703	$227	$50
Borrowings	4,631	97	390	4,144	—
Purchase obligations with wafer foundries	35,048	35,048	—	—	—
Total contractual cash obligations	$42,269	$35,755	$2,093	$4,371	$50
At March 31, 2014, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to some foreign currency exchange risk. In the six months ended March 31, 2014 and in fiscal 2013, we recorded exchange gains of approximately $0.5 million and $0.2 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $130.8 million at March 31, 2014. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own common shares in Nayna which are classified as an available-for-sale investment and are recorded at fair value with the unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. In the six months ended March 31, 2014, we sold Nanya shares with a cost basis of approximately $5.5 million and recognized a gain of $7.1 million. The total cost basis of our common shares in Nanya is approximately $1.5 million and the market value at March 31, 2014 was approximately $3.1 million and is included in short-term investments. The market value of Nanya shares is subject to fluctuations and our carrying value will be subject to adjustments to reflect changes in Nanya’s market value in future periods. The fair value of our Nanya stock would be approximately $3.4 million or $2.8 million, respectively, based on a hypothetical 10 percent increase or 10 percent decrease in Nanya's stock price. In the event the decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California. GSI named us as a new, second defendant in the Second Amended Complaint, and alleges claims against us for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, intentional interference with contract, and intentional interference with prospective economic advantage. GSI alleges that we conspired with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc., to misappropriate alleged GSI trade secrets, and to interfere with a contract between United Memories, Inc. and GSI. GSI seeks damages and injunctive relief. Before we were named as a defendant, the Court denied motions by GSI for temporary and preliminary injunctive relief. On December 6, 2013, we filed a motion to dismiss each of the causes of action alleged against us by GSI. On April 18, 2014, the Court granted the motion in part and denied the motion in part.  Specifically, the Court granted our motion to dismiss as to GSI’s causes of action for violation of the Sherman Act, violation of the Racketeering Influenced and Corrupt Organizations Act, and intentional interference with contract.  We expect to answer the non-dismissed portions of the complaint on June 2, 2014.  The Court has also scheduled a case management conference for June 10, 2014. We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously. However, there can be no assurance as to the outcome of this matter or any future litigation.

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
Substantially all of our products are incorporated into products for the automotive, communications, IMM, and digital consumer markets. In particular, in the six months ended March 31, 2014 and in fiscal 2013, approximately 47% and 46%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, IMM, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first six months of fiscal 2014 and in fiscal 2013, approximately 89% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2012, fiscal 2013 and the first six months of fiscal 2014, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial costs and diversion of our resources, which could harm our business. In this regard, please refer to "Part II, Item 1. Legal Proceedings" for discussion of our pending litigation with GSI.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive market;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	cancellation of existing orders or the failure to secure new orders;

•	a failure to deliver products to customers on a timely basis;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2014, in fiscal 2013, and in fiscal 2012, we recorded inventory write-downs of $1.4 million, $4.6 million, and $5.7 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
In the six months ended March 31, 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
We believe that the protection of our intellectual proprietary rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and take actions to control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we design and sell our products. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop similar technology or develop competing technologies on their own.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments and such changes could significantly affect our results of operations. In particular, the calculation of share-based compensation expense requires us to use valuation methodologies (which were not developed for use in valuing employee stock awards) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the equity award exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. In the future, factors may arise that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, and selling, general and administrative expenses.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At March 31, 2014, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 10.1		2007 Incentive Compensation Plan (incorporated by reference to the exhibit filed with our Form 8-K filed on February 14, 2014).

Exhibit 31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	**	XBRL Instance Document

Exhibit 101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	May 8, 2014	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)