Form 10-Q
period 2014-06-30
INTEGRATED SILICON SOLUTION INC
filed 2014-08-07
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of August 1, 2014 was 30,710,313.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$84,834	$77,788	$244,825	$229,178
Cost of sales	55,538	51,741	162,250	153,651
Gross profit	29,296	26,047	82,575	75,527
Operating expenses:
Research and development	10,978	10,583	32,363	30,914
Selling, general and administrative	11,942	10,829	34,845	32,648
Total operating expenses	22,920	21,412	67,208	63,562
Operating income	6,376	4,635	15,367	11,965
Interest and other income (expense), net	99	546	905	1,329
Gain on sale of investments	2,140	7,280	11,300	9,339
Income before income taxes	8,615	12,461	27,572	22,633
Provision for income taxes	2,388	5,215	6,941	9,619
Consolidated net income	6,227	7,246	20,631	13,014
Net income attributable to noncontrolling interests	(41)	(182)	(198)	(164)
Net income attributable to ISSI	$6,186	$7,064	$20,433	$12,850
Basic net income per share	$0.20	$0.25	$0.69	$0.46
Shares used in basic per share calculation	30,312	28,293	29,816	27,988
Diluted net income per share	$0.19	$0.24	$0.65	$0.44
Shares used in diluted per share calculation	31,963	29,755	31,337	29,427
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income	$6,227	$7,246	$20,631	$13,014
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments:
Changes arising during current period, net of tax benefit (expense) of $0, ($2,750), $251 and ($9,774), respectively	—	7,231	(349)	17,166
Reclassification for gain included in net income, net of tax expense of $592, $2,057, $3,589 and $2,193, respectively	(1,024)	(2,371)	(6,029)	(3,039)
	(1,024)	4,860	(6,378)	14,127
Change in cumulative translation adjustment:
Changes arising during current period	2,989	(1,018)	(1,020)	(3,357)
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and nine months ended June 30, 2014 and 2013	27	168	82	218
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and nine months ended June 30, 2014 and 2013	(15)	(67)	(45)	(97)
Other comprehensive income (loss)	1,977	3,943	(7,361)	10,891
Comprehensive income	8,204	11,189	13,270	23,905
Comprehensive income attributable to noncontrolling interest	(41)	(182)	(198)	(164)
Comprehensive income attributable to ISSI	$8,163	$11,007	$13,072	$23,741

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2014	September 30, 2013
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$139,469	$119,997
Restricted cash	1,000	—
Short-term investments	1,746	21,558
Accounts receivable, net	50,329	46,088
Inventories	80,097	68,469
Deferred tax assets	2,840	2,326
Other current assets	15,745	14,602
Total current assets	291,226	273,040
Property, equipment and leasehold improvements, net	50,221	46,504
Purchased intangible assets, net	5,440	6,626
Goodwill	9,178	9,178
Deferred tax assets	10,338	9,942
Other assets	23,446	16,579
Total assets	$389,849	$361,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,982	$50,229
Accrued compensation and benefits	10,155	8,072
Accrued expenses	10,834	7,357
Current portion of long-term debt	195	195
Total current liabilities	68,166	65,853
Long-term debt	4,388	4,534
Other long-term liabilities	5,083	8,712
Total liabilities	77,637	79,099
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	360,293	343,947
Accumulated deficit	(52,065)	(72,498)
Accumulated other comprehensive income	1,760	9,121
Total ISSI stockholders’ equity	309,991	280,573
Noncontrolling interest	2,221	2,197
Total stockholders’ equity	312,212	282,770
Total liabilities and stockholders’ equity	$389,849	$361,869

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities
Consolidated net income	$20,631	$13,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,885	4,152
Stock-based compensation	4,585	4,373
Excess tax benefits from share-based compensation	(2,567)	—
Amortization of intangibles	1,186	1,191
Gain on sale of investments	(11,300)	(9,339)
Equity in net loss of affiliate	215	222
Net foreign currency transaction gains	(405)	(538)
Deferred tax assets	1,736	7,197
Other non-cash items	(35)	56
Net effect of changes in current and other assets and current liabilities	(14,231)	1,582
Net cash provided by operating activities	5,700	21,910
Cash flows from investing activities
Acquisition of property and equipment	(9,928)	(17,883)
Acquisition of noncontrolling interest in consolidated subsidiary	(199)	(1,614)
Payment of license fees	(7,098)	—
Payment of holdback related to Si En acquisition	—	(4,200)
Proceeds from sale of investments	—	4,256
Increase in restricted cash	(1,000)	—
Purchases of available-for-sale securities	(1,316)	(4,330)
Sales of available-for-sale securities	22,143	22,637
Cash provided by (used in) investing activities	2,602	(1,134)
Cash flows from financing activities
Repurchases and retirement of common stock	(350)	(547)
Proceeds from issuance of stock through compensation plans	9,569	5,338
Excess tax benefit from share-based compensation	2,567	—
Proceeds from borrowings	—	4,875
Principal payments of long-term obligations	(146)	(97)
Proceeds from borrowings under short-term lines of credit	—	4,069
Principal payments of short-term lines of credit	—	(4,069)
Cash provided by financing activities	11,640	9,569
Effect of exchange rate changes on cash and cash equivalents	(470)	(616)
Net increase in cash and cash equivalents	19,472	29,729
Cash and cash equivalents at beginning of period	119,997	75,497
Cash and cash equivalents at end of period	$139,469	$105,226
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
On September 14, 2012, the Company acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In October 2013, the Company acquired an additional 0.5% of Chingis for approximately $0.2 million. At June 30, 2014, the Company owned approximately 99.4% of the outstanding shares of Chingis.
The Company’s operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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

3.	Impact of Recently Issued Accounting Pronouncements and Standards

The following issued accounting pronouncements are not yet effective for the Company as of June 30, 2014.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue from Contracts with Customers
In May 2014, FASB amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance becomes effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method nor has the Company determined the impact of adopting the new revenue standard on its consolidated financial statements.

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

As of June 30, 2014 and September 30, 2013, all of the Company’s financial assets utilize Level 1 inputs. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at June 30, 2014 or September 30, 2013.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	June 30, 2014	September 30, 2013
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$19,321	$19,318
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	—	1,793
Nanya Technology Corporation (Nanya) common stock (2)	—	16,624
	$19,321	$37,735

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of Level 1 assets during the three months ended June 30, 2014.
As of June 30, 2014, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

June 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,321	$—	$—	$19,321
Certificates of deposit	21,266	—	—	21,266
Nanya common stock	—	—	—	—
Total	40,587	—	—	40,587
Less: Amounts included in cash, cash
equivalents and restricted cash	(38,841)	—	—	(38,841)
	$1,746	$—	$—	$1,746

September 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Money market instruments	$19,318	$—	$—	$19,318
Certificates of deposit	15,595	—	—	15,595
SMIC common stock	1,099	694	—	1,793
Nanya common stock	7,100	9,524	—	16,624
Total	43,112	10,218	—	53,330
Less: Amounts included in cash and cash
equivalents	(31,772)	—	—	(31,772)
	$11,340	$10,218	$—	$21,558
During the three months ended June 30, 2014, the Company sold its approximately 23.2 million remaining shares of freely- tradeable Nanya common stock for approximately $3.6 million which resulted in a pre-tax gain of approximately $2.1 million. During the nine months ended June 30, 2014, the Company sold approximately 109.6 million shares of Nanya common stock for approximately $16.2 million which resulted in a pre-tax gain of approximately $9.2 million. See Note 8 for further information regarding our Nanya share ownership.
During the nine months ended June 30, 2014, the Company sold all of its approximately 29.9 million remaining shares of SMIC common stock for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million.
As of June 30, 2014 and September 30, 2013, the Company had cash, cash equivalents, restricted cash and short-term investments in foreign financial institutions of $70.2 million ($2.0 million of which was in China and subject to exchange control regulations) and $71.2 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At June 30, 2014, 1,811,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
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
The Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP are purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At June 30, 2014, 453,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
		(In thousands)
Stock-based compensation
Cost of sales	$50	$46	$154	$133
Research and development	694	566	2,119	1,665
Selling, general and administrative	1,017	852	3,156	2,575
Total stock-based compensation	1,761	1,464	5,429	4,373
Tax effect on stock-based compensation	(330)	—	(1,018)	—
Net effect on net income	$1,431	$1,464	$4,411	$4,373

Compensation related to SARs included in total stock-based compensation	$222	$—	$844	$—
As of June 30, 2014, there was approximately $9.4 million of total unrecognized stock-based compensation expense related to options and awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.23 years. Future stock option and award grants will add to this total whereas quarterly amortization and the vesting of the existing stock option and award grants will reduce this total. In addition, as of June 30, 2014, there was approximately $54,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately one month. As of June 30, 2014, there was approximately $4.4 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.36 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of the SARs will reduce this total. In addition, because the SARs are settled with cash, the fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARS granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2014 and 2013 were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Options
Weighted-average fair value of grants	$6.13	$4.31	$4.70	$4.31
Expected term in years	4.42	4.45	4.42	4.45
Estimated volatility	51%	55%	51%	59%
Risk-free interest rate	1.21%	0.62%	1.04%	0.53%
Dividend yield	—%	—%	—%	—%
ESPP
Weighted-average fair value of grants	$—	$—	$2.66	$2.30
Expected term in years	—	—	0.49	0.49
Estimated volatility	—%	—%	27%	32%
Risk-free interest rate	—%	—%	0.41%	0.11%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month period ended June 30, 2014 was $14.45 per share. The weighted average grant date fair value of RSUs granted in the nine month periods ended June 30, 2014 and June 30, 2013, was $11.62 per share and $9.14 per share, respectively.
A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2014 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,351	$7.51
Granted	468	$11.22
Exercised	(1,239)	$6.77		$7,632
Cancelled/Expired	(121)	$10.18
Outstanding at June 30, 2014	4,459	$8.03	3.94	$30,036
Exercisable at June 30, 2014	2,759	$6.87	3.13	$21,800
Vested and expected to vest after June 30, 2014	4,384	$8.00	3.91	$29,689
 A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2013	269	$9.02
Granted	88	$11.62
Vested	(92)	$8.91	$1,062
Forfeited	(1)	$10.64
Outstanding at June 30, 2014	264	$9.92	$3,899

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s SAR activity and related information for the nine months ended June 30, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	—	$—
Granted	779	$10.96
Exercised	(3)	$10.96
Cancelled/Expired	(18)	$10.96
Outstanding at June 30, 2014	758	$10.96	6.32	$2,889
Exercisable at June 30, 2014	62	$10.96	6.28	$237

6.	Concentrations
In the three and nine months ended June 30, 2014, revenue from the Company's largest distributor accounted for approximately 20% and 18%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2014, revenue from the Company's second largest distributor accounted for approximately 12% and 13%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2013, revenue from the Company's largest distributor accounted for approximately 13% and 14%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2013, revenue from the Company's second largest distributor accounted for approximately 10% and 11%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	June 30, 2014	September 30, 2013
	(In thousands)
Purchased components	$18,193	$14,039
Work-in-process	27,570	20,960
Finished goods	34,334	33,470
	$80,097	$68,469
During the three and nine months ended June 30, 2014, the Company recorded inventory write-downs of $2.1 million and $4.3 million, respectively. During the three and nine months ended June 30, 2013, the Company recorded inventory write-downs of $1.2 million and $3.5 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Restricted assets	$508	$811
Other investment	1,469	1,684
Nanya private placement shares	10,831	10,920
Technology licenses, net	9,456	2,002
Other	1,182	1,162
	$23,446	$16,579

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In addition, as of June 30, 2014, the Company had pledged $5.3 million of its Nanya private placement shares as collateral for the Company's accounts payable.
From time-to-time, the Company licenses patents or other intellectual property rights from third parties. The technology licenses are being amortized over their estimated useful lives ranging from three to ten years.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At June 30, 2014, the Company's ownership interest in such company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income, net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
June 30, 2014
Developed technology	$5,330	$2,414	$2,916
Customer relationships	3,340	997	2,343
Other	450	269	181
Total	$9,120	$3,680	$5,440
September 30, 2013
Developed technology	$5,330	$1,758	$3,572
Customer relationships	3,340	580	2,760
Other	450	156	294
Total	$9,120	$2,494	$6,626

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Reported as:
Cost of sales	$191	$222	$656	$647
Operating expenses	177	176	530	544
Total	$368	$398	$1,186	$1,191
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at June 30, 2014 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 4.29 years, 4.21 years and 1.21 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2014	$347
2015	1,382
2016	1,238
2017	1,239
2018	1,195
Thereafter	39
Total	$5,440

10.	Borrowings
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

Fiscal year
Remainder of 2014	$49
2015	195
2016	195
2017	195
2018	195
Thereafter	3,754
Total	$4,583

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Accumulated Other Comprehensive Income

 The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30, 2014	September 30, 2013
	(In thousands)
Accumulated foreign currency translation adjustments	$3,767	$4,787
Accumulated net unrealized gain on SMIC (net of tax of $0 and $275, respectively)	—	419
Accumulated net unrealized gain on Nanya (net of tax of $0 and $3,565, respectively)	—	5,959
Accumulated net retirement plan transition asset (net of tax of $148 and $148, respectively)	2	47
Accumulated net retirement plan actuarial losses (net of tax of $470 and $470, respectively)	(2,009)	(2,091)
Total accumulated other comprehensive income	$1,760	$9,121

The significant amounts reclassified out of accumulated other comprehensive income into the consolidated condensed statements of income, with presentation location, during the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location
Unrealized holding gains (losses) on available-for -sale investments
	$1,616	$4,428	$9,618	$5,232	Gain on the sale of investments
	(592)	(2,057)	(3,589)	(2,193)	Provision for income taxes
	$1,024	$2,371	$6,029	$3,039

12.	Income Taxes
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
For the three and nine months ended June 30, 2014, the Company recorded income tax expense of $2.4 million and $6.9 million, respectively, that represents an effective tax rate of approximately 28% and 25%, respectively. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
As of June 30, 2014, the Company had unrecognized tax positions that would impact its effective tax rate, if realized.

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$6,186	$7,064	$20,433	$12,850
Denominator for basic net income per share:
Weighted average common shares outstanding	30,312	28,293	29,816	27,988
Dilutive stock options and awards	1,651	1,462	1,521	1,439
Denominator for diluted net income per share	31,963	29,755	31,337	29,427
Basic net income per share	$0.20	$0.25	$0.69	$0.46
Diluted net income per share	$0.19	$0.24	$0.65	$0.44
For the three months and nine months ended June 30, 2014, stock options and awards for 686,000 shares and 1,070,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2013, stock options and awards for 2,864,000 shares and 2,849,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the nine month period ended June 30, 2014, the Company did not repurchase any shares of its common stock in the open market. As of June 30, 2014, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of June 30, 2014, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of the RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2014, the Company withheld 30,323 shares to satisfy approximately $0.4 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company’s resources.
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named the Company as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted the Company's motion to dismiss that complaint in part, leaving claims against the Company for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleges that the Company acted together with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  The Company filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before the Company was named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a case management order on June 13, 2014 with a scheduled trial date of July 13, 2015.   The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2014, the Company had approximately $26.6 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
		(In thousands)
Net sales
United States	$9,571	$9,517	$28,449	$27,731
China	9,838	10,477	32,689	20,579
Hong Kong	16,456	13,638	45,499	50,532
Japan	5,916	8,194	16,569	23,241
Korea	4,000	3,311	10,544	10,064
Taiwan	12,344	11,230	35,099	30,447
Other Asia Pacific countries	6,435	5,880	18,390	18,374
Europe	19,587	14,797	56,207	46,681
Other	687	744	1,379	1,529
Total net sales	$84,834	$77,788	$244,825	$229,178

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2014	September 30, 2013
	(In thousands)
Long-lived assets
United States	$10,943	$9,696
Hong Kong	16	7
China	3,955	3,424
Taiwan	35,307	33,377
	$50,221	$46,504
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $80,000 and $162,000 during the three months and nine months ending June 30, 2014, respectively. Sales to Chrontel were $104,000 and $294,000 during the three months and nine months ending June 30, 2013, respectively. Accounts receivable from Chrontel was approximately $26,000 and $65,000 at June 30, 2014 and September 30, 2013, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are low and medium density DRAM, high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In the first nine months of fiscal 2014 and in fiscal 2013, approximately 89% and 88%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013 and October 2013, we acquired additional shares of Chingis. At June 30, 2014, we owned approximately 99.4% of the outstanding shares of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning on September 14, 2012.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first nine months of fiscal 2014 and in fiscal 2013. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 89% in the three months ended June 30, 2014, approximately 88% in the three months ended June 30, 2013, and approximately 88% in each of the nine months ended June 30, 2014 and June 30, 2013. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Asia	65%	68%	65%	67%
Europe	23	19	23	20
U.S.	11	12	12	12
Other	1	1	—	1
Total	100%	100%	100%	100%
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

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $84.8 million in the three months ended June 30, 2014 from $77.8 million in the three months ended June 30, 2013. The increase of $7.0 million was primarily the result of a $8.3 million increase in our DRAM and SRAM revenue in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in our DRAM revenue can be attributed to an increase in unit shipments along with an increase in average selling prices due to a change in product mix to higher density products. The increase in our SRAM revenue can be attributed to an increase in unit shipments. However, our flash revenue decreased by $1.4 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of a decrease in unit shipments. Our analog revenue increased by $0.1 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended June 30, 2014, revenue from our largest and second largest distributor accounted for approximately 20% and 12%, respectively, of our total net sales. In the three months ended June 30, 2013, revenue from our largest and second largest distributor accounted for approximately 13% and 10%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $3.3 million to $29.3 million in the three months ended June 30, 2014 from $26.0 million in the three months ended June 30, 2013 primarily as a result of an increase in DRAM and SRAM shipments. Our gross margin was 34.5% in the three months ended June 30, 2014 compared to 33.5% in the three months ended June 30, 2013. The increase in gross margin in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 can be attributed to a change in product mix for our DRAM and SRAM products. In addition, we achieved cost reductions for assembly and test charges for certain products which benefited our gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 4% to $11.0 million in the three months ended June 30, 2014 from $10.6 million in the three months ended June 30, 2013. As a percentage of net sales, research and development expenses decreased to 12.9% in the three months ended June 30, 2014 from 13.6% in the three months ended June 30, 2013. The increase in research and development expenses of $0.4 million was primarily the result of an increase in headcount related expenses partially offset by a decrease in product development costs. We expect the dollar amount of our research and development expenses to increase in the September 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 10% to $11.9 million in the three months ended June 30, 2014 from $10.8 million in the three months ended June 30, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% in the three months ended June 30, 2014 from 13.9% in the three months ended June 30, 2013. The increase in selling, general and administrative expenses of $1.1 million was primarily the result of an increase in headcount related expenses, expenses related to our world-wide sales conference, sales commissions and legal fees related to ongoing litigation. We expect the dollar amount of our selling, general and administrative expenses to increase in the September 2014 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.1 million in the three months ended June 30, 2014 compared to $0.5 million in the three months ended June 30, 2013. The $0.1 million of interest and other income in the three months ended June 30, 2014 is comprised primarily of $0.2 million in rental income from the lease of excess space in our Taiwan facility and an exchange loss of $0.1 million as a result of the depreciation of the U.S. dollar compared to the New Taiwan dollar. The $0.5 million of interest and other income in the three months ended June 30, 2013 is comprised primarily of $0.3 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.3 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items.

Gain on the sale of investments. Gain on the sale of investments was $2.1 million in the three months ended June 30, 2014 compared to $7.2 million in the three months ended June 30, 2013. In the three months ended June 30, 2014, we sold our approximately 23.2 million remaining salable shares of Nanya common stock for approximately $3.6 million which resulted in a pre-tax gain of approximately $2.1 million. In the three months ended June 30, 2013, we sold approximately 69.0 million shares of Nanya common stock for approximately $11.5 million which resulted in a pre-tax gain of approximately $7.0 million, and we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. For the three months ended June 30, 2014, we recorded income tax expense of $2.4 million that represents an effective tax rate of approximately 28%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the three months ended June 30, 2013, we recorded income tax expense of $5.2 million that represents an effective tax rate of approximately 42%. In the three months June 30, 2013, we recorded a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure and an increase in the valuation allowance for research and development credits of $0.5 million in certain foreign jurisdictions based on our estimated inability to use these credits in the future. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense.
Net (income) loss attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $41,000 in the three months ended June 30, 2014 compared to $182,000 in the three months ended June 30, 2013.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Net Sales. Net sales increased to $244.8 million in the nine months ended June 30, 2014 from $229.2 million in the nine months ended June 30, 2013. The increase of $15.6 million was primarily the result of a $18.6 million increase in our DRAM and SRAM revenue in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase in our DRAM revenue can be attributed to an increase in unit shipments along with and increase in average selling prices due to a change in product mix to higher density products. The increase in our SRAM revenue can be attributed to an increase in unit shipments. However, our flash revenue decreased by $3.3 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 as a result of a decrease in unit shipments. Our analog revenue increased by $0.3 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

In the nine months ended June 30, 2014, revenue from our largest and second largest distributor accounted for approximately 18% and 13%, respectively, of our total net sales. In the nine months ended June 30, 2013, revenue from our largest and second largest distributor accounted for approximately 14% and 11%, respectively, of our total net sales.
Gross profit. Gross profit increased by $7.1 million to $82.6 million in the nine months ended June 30, 2014 from $75.5 million in the nine months ended June 30, 2013 primarily as a result of an increase in DRAM and SRAM shipments. Our gross margin was 33.7% in the nine months ended June 30, 2014 compared to 33.0% in the nine months ended June 30, 2013. The increase in gross margin in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 can be attributed to a change in product mix for our DRAM and SRAM products. In addition, we achieved cost reductions for assembly and test charges for certain products which benefited our gross margin.
Research and development. Research and development expenses increased by 5% to $32.4 million in the nine months ended June 30, 2014 from $30.9 million in the nine months ended June 30, 2013. As a percentage of net sales, research and development expenses decreased to 13.2% in the nine months ended June 30, 2014 from 13.5% in the nine months ended June 30, 2013. The increase in research and development expenses of $1.5 million was primarily the result of an increase in headcount related expenses partially offset by a decrease in product development costs.
Selling, general and administrative. Selling, general and administrative expenses increased by 7% to $34.8 million in the nine months ended June 30, 2014 from $32.6 million in the nine months ended June 30, 2013. As a percentage of net sales, selling, general and administrative expenses were 14.2% in each of the nine months ended June 30, 2014 and the nine months ended June 30, 2013. The increase in selling, general and administrative expenses of $2.2 million was primarily the result of an increase in headcount related expenses, sales commissions, expenses related to our world-wide sales conference and legal fees related to ongoing litigation.
Interest and other income, net. Interest and other income, net was $0.9 million in the nine months ended June 30, 2014 compared to $1.3 million in the nine months ended June 30, 2013. The $0.9 million of interest and other income in the nine months ended June 30, 2014 is comprised primarily of $0.7 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.4 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items. The $1.3 million of interest and other income in the nine months ended June 30, 2013 is comprised primarily of $0.9 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.5 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items.
Gain on the sale of investments. Gain on the sale of investments was $11.3 million in the nine months ended June 30, 2014 compared to $9.3 million in the nine months ended June 30, 2013. In the nine months ended June 30, 2014, we sold approximately 109.6 million shares of Nanya common stock for approximately $16.2 million which resulted in a pre-tax gain of approximately $9.2 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million. In the nine months ended June 30, 2013, we sold approximately 109.5 million shares of Nanya common stock for approximately $16.1 million which resulted in a pre-tax gain of approximately $9.1 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. For the nine months ended June 30, 2014, we recorded income tax expense of $6.9 million that represents an effective tax rate of approximately 25%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense. For the nine months ended June 30, 2013, we recorded income tax expense of $9.6 million that represents an effective tax rate of approximately 42%. In the nine months ended June 30, 2013, we recorded an increase in the valuation allowance of approximately $1.5 million for California net operating loss carryforwards and a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure. In addition, we recorded an increase in the valuation allowance for research and development credits of $0.5 million in certain foreign jurisdictions based on our estimated inability to use these credits in the future. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, significant foreign inclusions and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $198,000 in the nine months ended June 30, 2014 compared to $164,000 in the nine months ended June 30, 2013.

Liquidity and Capital Resources
As of June 30, 2014, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $142.2 million. During the nine months ended June 30, 2014, we generated $5.7 million from operating activities compared to $21.9 million generated in the nine months ended June 30, 2013. The cash provided by operations in the nine months ended June 30, 2014 was primarily due to our net income of $20.6 million adjusted for non-cash items of $0.7 million and increases in accrued liabilities of $5.8 million. This was partially offset by increases in accounts receivable of $4.3 million, increases in inventories of $11.5 million, increases in other assets of $1.3 million and decreases in accounts payable of $2.9 million. The cash provided by operations in the nine months ended June 30, 2013 was primarily due to our net income of $13.0 million adjusted for non-cash items of $7.3 million, increases in accounts payable of $2.2 million, decreases in inventories of $0.9 million and decreases in other assets of $0.7 million. This was partially offset by decreases in accrued liabilities of $1.5 million and increases in accounts receivable of $0.7 million.
In the nine months ended June 30, 2014, we generated $2.6 million from investing activities compared to $1.1 million used in the nine months ended June 30, 2013. The cash generated in the nine months ended June 30, 2014 included $16.2 million from the sale of our remaining approximately 109.6 million freely-tradeable shares of Nanya common stock, $3.2 million from the sale of our remaining shares of SMIC common stock and $1.4 million from net sales of other available-for-sale securities. In the nine months ended June 30, 2014, we used $9.9 million for the acquisition of property and equipment, $7.1 million for the payment of license fees, $1.0 million to collateralize accounts payable to a supplier and $0.2 million to acquire additional shares of our Chingis subsidiary. The cash used in the nine months ended June 30, 2013 included $17.9 million for the acquisition of property, equipment and building improvements including $9.1 million for our new corporate headquarters and $2.4 million for office space in Suzhou, China, $4.2 million for the payment of a holdback related to our acquisition of Si En and $1.6 million to acquire an additional 4.8% of the noncontrolling interest in our Chingis subsidiary. In the nine months ended June 30, 2013, we generated $16.1 million from the sale of approximately 109.5 million shares of Nanya common stock, $4.3 million from the sale of our investment in Giantec and $2.2 million from net sales of available-for-sale securities.
In the nine months ended June 30, 2014, we made capital expenditures of approximately $9.9 million for test equipment, engineering tools, computer hardware and software. On June 25, 2014, we entered into an agreement to purchase an approximately 30,908 square foot building located in Zhangjiang Hi-tech Park, Shanghai, China. We will relocate our Shanghai operations to this location upon completion of the building improvements which is expected in mid-2015. The purchase price is approximately $8.4 million which will be paid from our existing cash and cash equivalent balances. We expect to spend approximately $22.0 million to $27.0 million to purchase property, building improvements and capital equipment during the next twelve months, including approximately $10 million for the purchase of the Shanghai building and related improvements and the remaining balance for additional test equipment, design and engineering tools, and computer hardware and software. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $11.6 million from financing activities during the nine months ended June 30, 2014 compared to $9.6 million during the nine months ended June 30, 2013. Our sources of financing for the nine months ended June 30, 2014 were proceeds from the issuance of common stock of $9.6 million from stock option exercises and sales under our employee stock purchase plan and $2.6 million excess tax benefits from share-based compensation. In the nine months ended June 30, 2014, we used $0.4 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.2 million for the repayment of long-term borrowings. Our sources of financing for the nine months ended June 30, 2013 were borrowings of $4.9 million to purchase our new corporate headquarters in Milpitas, California, borrowing of $4.1 million under short-term lines of credit and proceeds from the issuance of common stock of $5.3 million from stock option exercises and sales under our employee stock purchase plan. In the nine months ended June 30, 2013, we used $4.2 million for the repayment of short-term and long-term borrowings and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs.
At June 30, 2014, we had $17.4 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through March 2015. As of June 30, 2014, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in the U.S., China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $2.3 million at June 30, 2014.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at June 30, 2014 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,296	$308	$1,711	$227	$50
Borrowings	4,583	49	390	4,144	—
Purchase of Shanghai building	8,407	8,407	—	—	—
Purchase obligations with wafer foundries	26,607	26,607	—	—	—
Total contractual cash obligations	$41,893	$35,371	$2,101	$4,371	$50
At June 30, 2014, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to some foreign currency exchange risk. In the nine months ended June 30, 2014 and in fiscal 2013, we recorded exchange gains of approximately $0.4 million and $0.2 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $142.2 million at June 30, 2014. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own approximately $10.8 million of private placement shares in Nanya which are accounted for on the cost-basis. We account for such shares on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In the event a decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named us as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted our motion to dismiss that complaint in part, leaving claims against us for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleges that we acted together with United Memories, Inc. to harm GSI in connection with a bid from Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  We filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before we were named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a case management order on June 13, 2014 with a scheduled trial date of July 13, 2015.   We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Substantially all of our products are incorporated into products for the automotive, communications, IMM, and digital consumer markets. In particular, in both the nine months ended June 30, 2014 and in fiscal 2013, approximately 46% of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, IMM, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first nine months of fiscal 2014 and in fiscal 2013, approximately 89% and 88%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We experienced a sequential decline in revenue from $71.3 million in our September 2011 quarter to $66.2 million in our December 2011 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2013 and the first nine months of fiscal 2014, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC, UMC and Vanguard. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2014, in fiscal 2013, and in fiscal 2012, we recorded inventory write-downs of $4.3 million, $4.6 million, and $5.7 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
In the nine months ended June 30, 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
We are subject to the risks of conducting business internationally, including:

•	global economic conditions, particularly in Taiwan and China;

•	difficulties in hiring and retaining experienced engineers in countries such as China and Taiwan;

•	foreign currency fluctuations;

•	duties, tariffs and other trade barriers and restrictions;

•	changes in trade policy and regulatory requirements;

•	transportation delays;

•	the burdens of complying with foreign laws;

•	imposition of foreign currency controls;

•	language barriers;

•	difficulties in collecting foreign accounts receivable;

•	difficulties in protecting our intellectual property rights;

•	political instability, including any changes in relations between China and Taiwan;

•	public health outbreaks such as SARS, ebola or avian flu; and

•	earthquakes and other natural disasters.
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
Our stock price is expected to continue to be volatile.
The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements regarding our cash dividend program, including the timing and amount of any future dividends;

•	announcements regarding our share repurchase program and the timing and amount of shares we purchase under such program;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At June 30, 2014, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
Our worldwide operations, including the operations of our foundries and other suppliers, could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in Milpitas, California, and our other critical business operations and many of our suppliers are located in Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, volcanic eruptions, fires, extreme weather conditions, medical epidemics such as a flu or ebola outbreak and other natural or manmade disasters.
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

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 3.1		Restated Certificate of Incorporation, as amended (including Certificate of Designation of Series 1 Redeemable Preferred Stock).

Exhibit 31.1		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	**	XBRL Instance Document

Exhibit 101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	August 7, 2014	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)