Form 10-K
period 2014-09-30
INTEGRATED SILICON SOLUTION INC
filed 2014-12-11
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the price at which the registrant’s Common Stock was last sold as of March 31, 2014 (the last business day of the registrant’s second quarter of fiscal 2014), was approximately $271.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s Common Stock on December 5, 2014 was 31,199,190.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business
Overview
We are a fabless semiconductor company that designs, markets and sells high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military (IMM), and (iv) digital consumer. Our primary products are DRAM in both package and Known Good Die (KGD) form, high speed and low power SRAM, serial and parallel NOR flash memory and a variety of mixed signal and analog products. In fiscal 2014, approximately 89% of our revenue was derived from our DRAM and SRAM products. We target large markets with our cost-effective, high quality semiconductor products and seek to build long-term relationships with our customers. A key part of our strategy is to offer a long-term commitment supplying many of the legacy DRAM and SRAM memories that are of less interest to many large competitors in our industry. Our customers frequently cite our commitment to long-term supply of these memories as one reason they buy products from ISSI.
Our outsourced manufacturing model is based upon relationships with key foundries such as GlobalFoundries Inc., Hynix, Nanya Technology Corporation (Nanya), Powerchip Technology Corporation (Powerchip), Semiconductor Manufacturing International Corporation (SMIC), Taiwan Semiconductor Manufacturing Corporation (TSMC), United Microelectronics Corporation (UMC), Vanguard International Semiconductor Corporation (Vanguard) and XMC. We have an established presence in the important Asian market that includes our design groups in Shanghai, China, Xiamen, China, Hsinchu, Taiwan and Songham, Korea. These locations also have product engineering, sales and marketing, quality assurance, production control, and other operating functions. Our worldwide headquarters are in Milpitas, California.
Our customers include leaders in each of our four target markets, including Bosch, Continental, Delphi, Panasonic and Sirius XM in automotive electronics; Cisco, Ericsson and Huawei Technologies in communications; Honeywell, Schneider and Siemens in IMM applications; and Samsung, Sharp and Toshiba in digital consumer. Due to their significant size and market influence, we believe these types of customers generally drive memory volumes in their market segments and help define the direction of future memory needs.
Company Background
We were incorporated in California in October 1988 and changed our state of incorporation to Delaware in August 1993. We have one operating segment which is to design, develop, market and sell high performance DRAM and SRAM and other memory and non-memory semiconductor products which include NOR flash memory and analog and mixed signal integrated circuits. Our principal executive offices are located at 1623 Buckeye Drive, Milpitas, California 95035, and our telephone number is (408) 969-6600. On our Investor Relations web site, located at www.issi.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such documents on our Investor Relations web site are available free of charge.
Market Background
In recent years, the need for sophisticated semiconductor memory architecture has expanded into electronic systems in a wide variety of markets, including automotive electronics, communications, IMM applications and digital consumer. Advances in technology have allowed for increasingly complex digital consumer products such as set-top boxes, digital cameras and HDTVs. Significant memory content is often required in these products to manage large amounts of data that create images and sounds in a digital format. As a result, virtually all electronic systems incorporate semiconductor memory devices to enable and enhance system performance.
The complexity of automobile electronics is increasing rapidly. The significant increase in automotive electronic applications has resulted in an increase in microcontrollers and memory responsible for delivering control and command functionality. Automobile designers are increasing semiconductor content in automobiles to allow for improved telematics, digital audio and video entertainment systems, advanced safety features such as backup cameras and lane departure warning systems and powertrain functions such as engine control and fuel efficiency management systems. These systems require memory devices that meet the automotive industry’s high quality and reliability standards.
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
The needs of the industrial memory market match our strategy of providing long-term customer support. Memory products are used in various industrial applications such as power management, programmable logic controllers, imaging, point of sale terminals, bar code scanners, smart meters, instrumentation and data acquisition systems. We have a wide range of DRAM, SRAM, flash and analog products that meet the needs of the IMM market segment.
As more consumers and businesses utilize the internet and broadband communications networks, the demand for networking products has accelerated. Consumers and businesses require high speed access to internet content and other services to transmit and receive large amounts of data, such as highly graphical web sites, audio files, HD video and streaming multimedia applications. The numerous and complex applications that facilitate connections within networking and broadband products, such as modems, switches and routers, require optimized high speed memory architectures to maximize bus bandwidth and reduce latency.
Integrated circuits that address the semiconductor memory market can be segmented into volatile memory, such as DRAM and SRAM, and non-volatile memory, such as Flash and EEPROM. Volatile memory loses its data if the power is turned off, while non-volatile memory retains its data when the power is turned off. SRAM is used for applications that require very high speed access to stored data and it typically requires four to six transistors to store each bit of data. DRAM uses only a single transistor to store each bit of data. As a result, the storage capacity of DRAM tends to be much greater than that of SRAM. SRAM is faster than DRAM, but more expensive on a cost per bit basis. The same equipment manufacturers that use high performance SRAM may also use DRAM and such products can be sold through the same channels.
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
The DRAM market can be segmented into high density devices (currently 4 Gb and above) and low and medium density devices (currently 2 Gb and below). High density DRAM is used in applications that require high capacity storage, such as PCs, servers and other high-end computing devices. Low and medium density DRAM is used in applications such as digital consumer electronics, networking, mobile communications, and automotive electronics, which require less memory capacity than PCs and high end computing applications. Large captive memory manufacturers tend to focus production on higher density DRAM devices for the PC and server markets, where the volumes are greater and manufacturing economies of scale can be optimized. As a result, to the extent the large, captive memory manufacturers limit or cease production of low and medium density DRAM, customers will seek long-term, steady supply of these products. We do not participate in the PC and high end computing applications market, rather we focus on providing long-term support for non-commodity DRAM products.
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

Strategy
Since our inception in 1988, we have developed a broad range of SRAM products that enable designers to meet the demanding density, speed, cost, reliability and power consumption requirements of semiconductors used in high technology products. In the late 1990’s, we began to establish ourselves as a supplier of low and medium density DRAM products. For both product lines, we emphasize our commitment to be a long-term provider of legacy memories that are of less interest to many large competitors in our industry. Flash, our newest addition to our memory portfolio is complementary to our SRAM and DRAM products. Our customers are among the largest manufacturers in the automotive electronics, communications, IMM and digital consumer markets. Unlike many other fabless semiconductor companies, we employ our own process development team to work collaboratively with our key foundry suppliers, which are primarily located in Asia. Our management has extensive experience working with Asian foundries. We believe these factors allow us to build strong relationships with our foundry suppliers and facilitate access to leading edge process technology and wafer capacity. The key elements of our strategy are:
Target Specific Memory Market Segments. The memory markets are large and diverse, but also prone to the economics of demand and supply imbalances which can cause fluctuations in product prices. We work to market and sell our products into certain specific markets that provide sufficient volume for sales, but which also may provide better stability in prices over time. Examples of the market segments that we target are automotive, communications, industrial applications, medical equipment, die sales and specialty consumer.
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
Continue to Develop and Offer High Performance Products. We provide cost effective, high performance products, including a complete family of SRAM products and a broad range of DRAM products. We work with our customers to identify the memory requirements of their next generation products and then focus our development efforts on achieving high performance standards through advanced process technology, circuit density, high speed, reliability and optimized power consumption. Examples of our high performance product offerings include a 72 Mb synchronous high speed SRAM product and RLDRAM® 2 and RLDRAM®3 products targeting high-end networking applications and a 2 Gb DDR2 DRAM and various densities of DDR3 DRAM products targeting the automotive and communication markets.
Utilize our Cost Effective Asian-Based Development Teams. We intend to continue to capitalize on our extensive experience in Asia. We have established cost effective engineering development teams close to our customers through our subsidiaries in Taiwan, China and Korea and have a full complement of research and development and sales and marketing capability in these Asian locations.
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
NOR Flash Product Line Addition. We offer a NOR flash product line which we believe is synergistic with our SRAM and DRAM customer base. Our goal is to expand our presence with our current customers and to promote our flash portfolio with our customer base specifically focused on the automotive and IMM markets.
Analog Market Expansion. We develop analog products for use in our key markets. Our goal is to expand our key customer relationships by developing additional analog products in core end markets, increasing our market share in China, and expanding into the automotive and IMM markets. Currently, our analog products include audio amplifiers, LED drivers, power management and temperature sensors.

Customers and Marketing
Over the years, we have established a strong customer base, including industry leading accounts. Our key customers in each of our target markets are presented in the following table:

Automotive Electronics	Communications	Industrial/Military/Medical	Digital Consumer
Autoliv	Alcatel-Lucent	ABB	Garmin
Bosch	Cisco	General Electric	Inventec
Continental	Ericsson	Honeywell	Lenovo
Delphi	Huawei Technologies	Mitsubishi	LG Electronics
Harman Becker	Motorola Solutions	Omron	Motorola
Hyundai Mobis	Nokia Networks	Philips	NEC
Panasonic	ZTE	Raytheon	Oppo
Philips		Rockwell Automation	Panasonic
SiriusXM		Schneider Electric	Samsung
TRW		Siemens	Sharp
Valeo		Toshiba	Sony
Visteon		Tyco	TCL
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
In fiscal 2014, revenue from our largest and second largest distributor accounted for approximately 17% and 13%, respectively, of our total net sales. In fiscal 2013, revenue from our largest and second largest distributor accounted for approximately 17% and 11%, respectively, of our total net sales. In fiscal 2012, revenue from our largest and second largest distributor accounted for approximately 14% and 13%, respectively, of our total net sales. The percentage of our sales from customers located outside the U.S. was approximately 88%, 88%, and 84% in fiscal 2014, 2013 and 2012, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our sales by region are set forth in the following table:

	Fiscal Year Ended
	September 30,
	2014	2013	2012
Asia	65%	67%	62%
Europe	23	20	21
U.S.	12	12	16
Other	—	1	1
Total	100%	100%	100%

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
Markets and Products
Our memory products are used in a variety of specific applications within the automotive, communications, IMM, and digital consumer markets. Many of the same customers that purchase our DRAM products also purchase our SRAM products.
DRAM.    Our DRAM strategy is to be a long-term supplier of DRAM products. Our DRAM products are not targeted at the largest DRAM markets requiring the highest density DRAM products used in PCs, servers and workstations. Instead, we provide 4Mb to 512Mb and 1Gb to 8Gb DRAM products, including a 1.8 volt low power version of our 16, 64, 128, 256 and 512Mb synchronous DRAM (SDRAM) products. We also provide EDO, SDRAM, DDR DDR2 and DDR3 memory solutions in both x 32 and x 16 configurations to meet our customers’ memory requirements. We provide 288Mb and 576Mb densities of the RLDRAM® family. RLDRAM® memory is a reduced latency DRAM product targeting high speed communication applications. We are now ramping production of various densities of DDR3 DRAM products. We also offer both high performance and lower density memory solutions. Applications for our DRAM products include products such as WLANs, base stations, networking switches and routers, fiber to the home (FTTH), modems, set top boxes, digital cameras, MP3, flat panel TVs, LCD TVs, HDTVs, video phones, voice over internet protocol (VOIP), printers, disk drives, tape drives, audio/video equipment, instrumentation, GPS, telematics, infotainment, backup cameras, lane departure warning systems and other applications. Most of these applications do not require high density products, and our customers’ memory component strategy typically follows one or more generations behind the high density DRAM market. Additional DRAM products are under development. For most SDRAM products, we offer both packaged and KGD only solutions. We also offer FBGA packages, which are very small and thin, for all of our synchronous and low power DRAM products.
SRAM.    Our SRAM strategy is to offer a broad range of devices and to be a complete supplier of our customers’ SRAM requirements. We offer advanced, leading-edge products, such as our 72Mb synchronous SRAM, and we also make long-term supply commitments on established SRAM products, such as a 32K x 8, 5 volt asynchronous SRAM. Our high performance SRAM products generally focus on either high speed or low power applications.
We offer both asynchronous and synchronous high speed SRAM products. Our high speed asynchronous SRAM products are used in applications such as LANs, telecommunication equipment such as base stations, routers, modems, automotive electronics, multimedia products, peripherals, and industrial instrumentation. We have also developed a low power family of SRAM products for variety of applications. Our high speed synchronous SRAM products are used in a variety of networking and telecommunications applications, such as high performance switches and routers, as well as in automotive and industrial applications. Additional SRAM products under development are expected to include performance-leading features in speed, configuration, power levels, density and packaging. We are also developing certain Psuedo SRAM products as a cost effective replacement for ultra low power SRAMs.
NOR Flash.    Through our acquisition of Chingis in September 2012, we offer serial NOR flash products targeting the personal computer peripheral, automotive, IMM and communication markets. Current products in production include 256Kb, 512Kb, 1Mb, 2Mb, 4Mb, 8Mb, 16Mb and 32Mb devices. We have a number of products that are in the engineering validation stage including 64Mb and 128Mb devices. Our goal is to provide a complete portfolio of serial NOR flash products ranging from 256Kb to 256Mb. We are also ramping production of 32Mb, 64Mb, and 128Mb parallel NOR flash products.
Analog and Other Products.    Through our acquisition of Si En in January 2011, we added high performance analog and mixed signal integrated circuits and are targeting the communications, digital consumer, industrial and automotive markets. Our primary products are audio amplifiers, LED drivers, power management and sensors. Applications for our audio power amplifiers include smart phones, GPS devices, digital audio players and set top boxes. In addition, we continue to expand our product offering in audio amplifiers for automotive applications. Applications for our LED drivers for backlighting and panel display include smart phones, digital cameras, notebook computers and other computing and consumer devices as well as voltage converters used in industrial applications. In addition, we continue to expand our product offerings in HBLED drivers for general lighting and automotive applications.
Product Warranty.    Consistent with semiconductor memory industry practice, we generally provide a limited warranty that our semiconductor memory devices are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Manufacturing
We outsource our manufacturing operations, including wafer fabrication, assembly and testing. Since memory products are particularly well suited for the development of advanced process technology, we seek to participate in developing and refining the process technology used to manufacture many of our products. We believe that this strategy enables us to achieve earlier introduction of smaller geometries for our memory products, which results in increased performance and lower manufacturing costs, as well as facilitates access to needed capacity. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC, UMC, Vanguard and XMC.
The manufacturing of our products begins at independent wafer foundries. Once the foundry has completed wafer processing, the wafers are generally shipped to subcontractors for wafer testing. They are then cut into individual memory chips, assembled into final packages and tested at our third-party subcontractors in Taiwan and China. Our operations groups in the U.S., China and Taiwan perform subcontractor management. We are certified to ISO 9001/2000 standards and ISO 14001, the environmental standard, and our quality system is periodically reviewed and approved by both ISO registrars and our customers. We are compliant to ISO/TS 16949:2002, the automotive standard.
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
In the DRAM area, we generally compete with Hynix, Micron, Nanya, Oki, Samsung and Winbond. In addition, there are several fabless Taiwanese companies that are competitors, including ESMT and Etron. Other large DRAM manufacturers could address the low and medium density DRAM market in the future.
In the market for SRAM products, we compete with several domestic and international semiconductor companies including Cypress, Etron, GSI Technology (GSI), Integrated Device Technology and Renesas Electronics. We may face significant competition from other domestic and foreign integrated circuit manufacturers which have advanced technological capabilities but are not currently participating in the SRAM market sector.
In the NOR Flash area, our main competitors are Macronix, Micron, Spansion and Winbond.

In the analog market, our primary competitors are AMS, Dialog, Linear Technology, Maxim Integrated Products, NXP Semiconductors, On Semi, Richtek and Texas Instruments.
We also compete with many small to medium-sized companies in one or more segments of all of the markets we serve.
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
Research and Development
Rapid technological change and continuing price competition require significant research and development efforts. Our research and development activities are focused primarily on the development of new memory circuit designs at very small die sizes and utilization of advanced process technologies. We currently have design teams in U.S., Taiwan, China and Korea. Our research and development expenditures in fiscal 2014, 2013, and 2012 were $45.2 million, $40.8 million, and $30.9 million, respectively.
New SRAM products in development include a 9Mb Synchronous SRAM, a 16Mb ultra low power Asynchronous SRAM, a 36Mb Synchronous SRAM, and a 72Mb Synchronous SRAM. New DRAM products in development include 1.8 volt, low power 16Mb, 512Mb to 4Gb SDRAMs and various densities of DDR/DDR2/DDR3 DRAMs. We are also enhancing our portfolio of RLDRAM®2 and RLDRAM®3 products . We are developing new products on advanced 38, 45, 63 and 65 nanometer process technology as well as 72nm, 90nm and 0.13 micron process technology. We are planning to introduce a number of flash products to expand our portfolio including high density serial NOR and parallel NOR flash products. We are also planning to introduce low density single level cell based NAND flash products. In the analog area, we are developing various audio amplifiers and HBLED drivers.
Patents and Intellectual Property
As of September 30, 2014, we held 118 U.S. patents which expire between 2014 and 2030 and have 23 U.S. patent applications pending. We do not believe that the expiration of any particular patent in the short-term will have a material impact on our business. We expect to continue to file patent applications where appropriate to protect our proprietary technologies. In addition, we hold 52 patents in foreign jurisdictions which expire between 2015 and 2033 and have 25 patent applications in foreign jurisdictions which are pending. Although patents are an important element of our intellectual property, we believe that our continued success depends primarily on factors such as the technological skills and innovation of our personnel rather than on our patents. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.
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
See "Legal Proceedings" on page 18 for a description of our litigation with GSI.
We license some of our designs and technology from other companies or our foundries to help control our research and development expenses and expand our product portfolio. We also license our own designs to other companies.

Employees
As of September 30, 2014, we had 590 employees worldwide, including 76 employees in the U.S., 161 in China, 307 in Taiwan, 8 in Hong Kong, 3 in Europe, 4 in India, 9 in Japan, 20 in Korea, and 2 in Singapore. Our future success will be dependent on our ability to attract, retain and motivate highly qualified technical and management personnel. The employment market for such personnel can be very competitive and there can be no assurance that we will successfully staff all necessary positions. Our employees are not represented by any collective bargaining agreements, we have never experienced a work stoppage and we believe our employee relations are good.
Executive Officers of the Registrant
Our executive officers and their ages as of September 30, 2014 are as follows:

Name	Age	Position
Jimmy S.M. Lee	59	Executive Chairman of the Board of Directors
Scott D. Howarth	54	President and Chief Executive Officer
John M. Cobb	58	Vice President and Chief Financial Officer
Kong Yeu Han	59	Vice Chairman
Chang-Chaio (James) Han	61	Executive Vice President, GM ISSI-Taiwan and SRAM/DRAM Business Division
Set forth below is certain information relating to our executive officers.
Jimmy S.M. Lee has served as our Executive Chairman since April 2008 and as Chairman, Chief Executive Officer and a director from October 1988, when he co-founded ISSI, until March 2008. He also served as President from November 2005 until December 2007. From 1985 to 1988, Mr. Lee was engineering manager at International CMOS Technology, a semiconductor company, and from 1983 to 1985, he was a design manager at Signetics Corporation, a semiconductor company. He has served as a director of Chrontel, a video optics company, since July 1995. Mr. Lee holds an M.S. degree in electrical engineering from Texas Tech University and a B.S. degree in electrical engineering from National Taiwan University.
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

Item 1A. Risk Factors
Uncertain economic conditions and any future downturn in the automotive market, industrial market or other markets we serve are expected to adversely affect our business and financial results.
Substantially all of our products are incorporated into products for the automotive, communications, IMM, and digital consumer markets. In particular, in fiscal 2014 and in fiscal 2013, approximately 47% and 46%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, IMM, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In fiscal 2014, fiscal 2013 and fiscal 2012, approximately 89%, 88% and 96%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $84.8 million in the June 2014 quarter to $84.2 million in the September 2014 quarter partially as a result of a decrease in unit shipments of our SRAM products. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We also experienced a sequential decline in revenue from $66.2 million in the December 2011 quarter to $62.5 million in the March 2012 quarter primarily as a result of a decrease in unit shipments of our DRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2012, fiscal 2013 and fiscal 2014, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in both the September 2014 quarter and the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC, UMC, Vanguard and XMC. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.

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
The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could harm our business. Furthermore, we may become involved in protracted litigation regarding the alleged infringement by us of third-party intellectual property rights or litigation to assert and protect our patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial costs and diversion of our resources, which could harm our business. In this regard, please refer to "Part I, Item 3. Legal Proceedings" for discussion of our pending litigation with GSI.
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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive and industrial markets;

•	cancellation of existing orders or the failure to secure new orders;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	a failure to deliver products to customers on a timely basis;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In fiscal 2014, in fiscal 2013, and in fiscal 2012, we recorded inventory write-downs of $5.6 million, $4.6 million, and $5.7 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
In fiscal 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. In fiscal 2012, approximately 16% of our net sales was attributable to customers located in the U.S., 21% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in September 2012, we acquired Chingis, a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. In addition, in January 2011, we acquired Si En, a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. For example, in fiscal 2012, we wrote-off $4.3 million of the goodwill we acquired with the acquisition of Si En. In addition, acquisitions involve numerous risks, including:

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
Though we had been profitable for twelve consecutive quarters beginning with the September 2009 quarter through the June 2012 quarter, we incurred a loss of $13.2 million in the September 2012 quarter and a loss of $2.7 million for fiscal 2012, which included a $14.3 million write-down for certain tangible and intangible net assets related to our acquisition of Si En and a charge of $2.3 million to write-down our investment in SMIC due to the decline in fair market value of such shares being considered other than temporary. There can be no assurance that we will maintain profitability in future periods. Our ability to maintain profitability on a quarterly or fiscal year basis in the future will depend on a variety of factors, including the need for future inventory write-downs, impairment of goodwill, our ability to increase net sales, maintain or expand gross margins, introduce new products on a timely basis, secure sufficient wafer fabrication and assembly and test capacity and control operating expenses, including stock-based compensation. Adverse developments with respect to these or other factors could result in quarterly or annual operating losses in the future.
Adverse changes in our effective tax rate will harm our results of operations.
A number of factors may increase our future effective tax rate, including:

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
Any significant increase in our future effective tax rate will reduce our net income for future periods.
We have used and may in the future use a significant amount of our cash resources to repurchase shares of our common stock and such repurchases present potential risks and disadvantages to us and our continuing stockholders.
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At September 30, 2014, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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
We concluded that our internal control over financial reporting was effective at September 30, 2014. If, in the future, we are unable to conclude that our internal control over financial reporting is effective or we are unable to conclude that our disclosure controls and procedures are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters is located in a building we own in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. In Suzhou, China, we own and occupy an office. In fiscal 2014, we purchased a building in Shanghai, China for $8.6 million, and anticipate relocating our Shanghai operations to the new building in mid-2015. We have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material adverse impact on our financial results.

Item 3. Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named us as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted our motion to dismiss that complaint in part, leaving claims against us for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleged that we acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  We filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before we were named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a case management order on June 13, 2014 with a scheduled trial date of July 13, 2015.   We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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

	High	Low
Fiscal Year 2013
First Quarter	$9.73	$8.18
Second Quarter	$9.92	$8.33
Third Quarter	$11.31	$8.31
Fourth Quarter	$11.99	$9.99
Fiscal Year 2014
First Quarter	$12.43	$10.52
Second Quarter	$15.60	$10.80
Third Quarter	$15.95	$12.78
Fourth Quarter	$15.80	$13.62

Holders of Record
As of December 5, 2014, there were approximately 96 stockholders of record of our common stock.
Dividends
On July 24, 2014, we announced that our board of directors approved a dividend program pursuant to which we intend to pay quarterly cash dividends on our common stock. Our board of directors declared an initial dividend of $0.06 per share payable on August 15, 2014 to stockholders of record on August 4, 2014 which resulted in an aggregate cash payout of approximately $1.8 million. Our board of directors also approved a dividend of $0.06 per share payable on November 21, 2014 to stockholders of record on November 10, 2014 which resulted in an aggregate cash payout of approximately $1.9 million. Future dividends are subject to further Board approval and will depend on our financial condition, results of operations, capital requirements, business conditions, applicable tax laws and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
Prior to July 24, 2014, we had never declared or paid cash dividends on our common stock.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph sets forth our total cumulative stockholder return compared to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index (“SOX”), for the period September 30, 2009 through September 30, 2014. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stocks represented in the Standard & Poor’s 500 Index and the stocks represented in the Philadelphia Semiconductor Index, respectively. Total return also assumes reinvestment of dividends.
Comparison of Five-Year Cumulative Return
September 30, 2009 to September 30, 2014

ISSI
S&P 500
SOX
$400
$350
$300
$250
$200
$150
$100
$50
$-
Sep-09
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
$100
$229
$207
$246
$289
$366
$108
$107
$136
$159
$187
$107
$104
$117
$151
$196

Item 6. Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the three year period ended September 30, 2014 and the consolidated balance sheet data set forth below at September 30, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal years ended September 30, 2011 and September 30, 2010 and the consolidated balance sheet data set forth below at September 30, 2012, September 30, 2011 and September 30, 2010 have been derived from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$328,977	$307,570	$265,950	$270,508	$252,458
Cost of sales	216,721	206,109	182,966	180,100	155,927
Gross profit	112,256	101,461	82,984	90,408	96,531
Operating expenses
Research and development	45,243	40,839	30,918	27,622	24,066
Selling, general and administrative	46,295	43,964	42,174	36,617	32,509
Impairment of goodwill	—	—	4,261	—	—
Total operating expenses	91,538	84,803	77,353	64,239	56,575
Operating income	20,718	16,658	5,631	26,169	39,956
Other income (expense), net	12,409	13,363	(1,724)	2,616	3,953
Income before income taxes	33,127	30,021	3,907	28,785	43,909
Provision (benefit) for income taxes	9,638	12,277	6,512	(27,338)	1,154
Consolidated net income (loss)	23,489	17,744	(2,605)	56,123	42,755
Less net income attributable to noncontrolling interest	(224)	(196)	(113)	(166)	(559)
Net income (loss)	$23,265	$17,548	$(2,718)	$55,957	$42,196
Basic net income (loss) per share (1)	$0.77	$0.62	$(0.10)	$2.11	$1.65
Diluted net income (loss) per share (1)	$0.74	$0.59	$(0.10)	$1.98	$1.56
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$140,011	$141,555	$82,038	$95,410	$91,609
Total assets	400,342	361,869	317,071	291,987	234,031
Long-term obligations	9,795	13,246	5,478	9,272	2,288
Total ISSI stockholders’ equity	312,470	280,573	242,829	232,554	172,205
Noncontrolling interests in subsidiaries	2,088	2,197	3,506	2,692	5,616
Total stockholders’ equity	314,558	282,770	246,335	235,246	177,821
Other Financial Data:
Dividends per common share paid	$0.06	—	—	—	—
Payment of dividends to stockholders	$1,843	—	—	—	—
________________________

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. Our primary products are DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In fiscal 2014, approximately 89% of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On September 14, 2012, we acquired approximately 94.1% of Chingis Technology Corporation (Chingis) for approximately $32 million, or $13 million net of the approximately $19 million in cash and cash equivalents on Chingis' balance sheet at closing. In May 2013, we acquired an additional 4.8% of Chingis for approximately $1.6 million. In fiscal 2014, we acquired the remaining 1.1% of Chingis for approximately $0.4 million, and at September 30, 2014, we owned 100% of Chingis. Founded in 1995, Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. Chingis is headquartered in HsinChu, Taiwan and has offices in Taiwan, Korea, China and the U.S. Our financial results reflect accounting for Chingis on a consolidated basis beginning September 14, 2012.
On January 31, 2011, we acquired Si En Integration Holdings Limited (Si En), a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Si En targets the mobile communications, digital consumer, networking, automotive and IMM markets. Si En’s current products include audio power amplifiers, LED drivers, power management and temperature sensors.
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
As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer. In recent years, it has become more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries.  In this regard, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees. In addition, certain of our foundries have decided from time to time not to produce the type of wafers that we need (especially certain types of DRAM wafers) so we have been forced to rely on alternative sources of supply and to place large last time buy orders which exposes us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry.  Although such matters have not had a material adverse impact on our business or financial results in recent periods, there can be no assurance as to the future impact that such matters will have on our business, customer relationships or results of operations.
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in fiscal 2014 and in fiscal 2013. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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

We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88%, 88% and 84% in fiscal 2014, 2013 and 2012, respectively. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Fiscal Years Ended September 30,
	2014	2013	2012
Asia	65%	67%	62%
Europe	23	20	21
U.S.	12	12	16
Other	—	1	1
Total	100%	100%	100%
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

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $329.0 million in fiscal 2014 from $307.6 million in fiscal 2013. The increase of $21.4 million was primarily the result of a $24.9 million increase in our DRAM and SRAM revenue in fiscal 2014 compared to fiscal 2013. The increase in our DRAM revenue can be attributed to an increase in unit shipments along with an increase in average selling prices due to a change in product mix to higher density products. The increase in our SRAM revenue can be attributed to an increase in unit shipments. Our flash revenue decreased by $3.8 million in fiscal 2014 compared to fiscal 2013 as a result of a decrease in unit shipments, and our analog revenue increased by $0.3 million in fiscal 2014 compared to fiscal 2013. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In fiscal 2014, revenue from our largest and second largest distributor accounted for approximately 17% and 13%, respectively, of our total net sales. In fiscal 2013, revenue from our largest and second largest distributor accounted for approximately 17% and 11%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from the wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance, amortization of intangibles and import duties. Gross profit increased by $10.8 million to $112.3 million in fiscal 2014 from $101.5 million in fiscal 2013 primarily as a result of an increase in DRAM and SRAM shipments. Our gross margin was 34.1% in fiscal 2014 compared to 33.0% in fiscal 2013. The increase in gross margin in fiscal 2014 compared to fiscal 2013 can be attributed to a change in product mix for our DRAM and SRAM products. In addition, we achieved cost reductions for assembly and test charges for certain products which benefited our gross margin. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and development. Research and development expenses increased by 11% to $45.2 million in fiscal 2014 from $40.8 million in fiscal 2013. As a percentage of net sales, research and development expenses increased to 13.8% in fiscal 2014 from 13.3% in fiscal 2013. The increase in research and development expenses in fiscal 2014 of $4.4 million was primarily related to increases in headcount and other product development expenses compared to fiscal 2013. We expect the dollar amount of our research and development expenses to increase in fiscal 2015 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, general and administrative. Selling, general and administrative expenses increased by 5% to $46.3 million in fiscal 2014 from $44.0 million in fiscal 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 14.1% in fiscal 2014 from 14.3% in fiscal 2013. The increase in selling, general and administrative expenses of $2.3 million was primarily the result of an increase in headcount related expenses, sales commissions, legal fees related to ongoing litigation and expenses related to our world-wide sales conference. We expect the dollar amount of our selling, general and administrative expenses to increase in fiscal 2015 and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income (expense), net. Interest and other income (expense), net was income of $1.2 million in both fiscal 2014 and fiscal 2013. The $1.2 million of interest and other income in fiscal 2014 was comprised primarily of $1.0 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.4 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items. The $1.2 million of interest and other income in fiscal 2013 was comprised of $1.2 million in rental income from the lease of excess space in our Taiwan facility, interest income of $0.3 million and foreign exchange gains of approximately $0.2 million offset in part by $0.5 million of other items.
Gain on the sale of investments. Gain on the sale of investments was $11.3 million in fiscal 2014 compared to $12.2 million in fiscal 2013. In fiscal 2014, we sold approximately 11.0 million shares of Nanya common stock for approximately $16.2 million which resulted in a pre-tax gain of approximately $9.2 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million. In fiscal 2013, we sold approximately 14.4 million shares of Nanya common stock for approximately $21.2 million which resulted in a pre-tax gain of approximately $12.0 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. We recorded income tax expense of $9.6 million in fiscal 2014 that represents an effective tax rate of approximately 29%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, foreign source income taxed in the U.S. and non-deductible stock-based compensation expense. We recorded income tax expense of $12.3 million in fiscal 2013 that represents an effective tax rate of approximately 41%. In fiscal 2013, we recorded an increase in the valuation allowance of approximately $0.7 million for California net operating loss carryforwards and a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, foreign source income taxed in the U.S. and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $224,000 in fiscal 2014 compared to $196,000 in fiscal 2013.

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

Gross profit. Gross profit increased by $18.5 million to $101.5 million in fiscal 2013 from $83.0 million in fiscal 2012. Our gross margin was 33.0% in fiscal 2013 compared to 31.2% in fiscal 2012. Fiscal 2013 included a $4.6 million charge for inventory write-downs which unfavorably impacted our gross margin by 1.5% compared to a $5.7 million charge for inventory write-downs which unfavorably impacted our gross margin by 2.2% in fiscal 2012. In addition, our gross profit for fiscal 2012 included $5.4 million for the write-off of certain intangible assets acquired with our acquisition of Si En which unfavorably impacted our gross margin by 2.0%. Excluding the impact of the inventory write-downs and impairment charge, our gross margin decreased in fiscal 2013 compared to fiscal 2012 which can be attributed to the unfavorable impact in fiscal 2013 of sales of lower margin NOR flash products.
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
Impairment of goodwill. There was no impairment of goodwill in fiscal 2013. During the fourth quarter of fiscal 2012, we completed the first step of our annual goodwill impairment test, which included examining the impact of general economic conditions on our future prospects and the level of our market capitalization. Based on this analysis, we concluded that goodwill related to our analog reporting unit was impaired. Our analog reporting unit's goodwill was originally recorded in connection with our acquisition of Si En. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our equity as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets. The analysis indicated that there would be approximately $3.9 million remaining implied value attributable to goodwill and accordingly, we wrote off $4.3 million of our goodwill.
Interest and other income (expense), net. Interest and other income (expense), net was income of $1.2 million in fiscal 2013 compared to expense of $1.7 million in fiscal 2012. The $1.2 million of interest and other income in fiscal 2013 was comprised of $1.2 million in rental income from the lease of excess space in our Taiwan facility, interest income of $0.3 million and foreign exchange gains of approximately $0.2 million offset in part by $0.5 million of other items. The $1.7 million of interest and other income (expense) in fiscal 2012 was comprised of a $2.3 million charge to write-down our investment in Semiconductor Manufacturing International Corporation (SMIC) due to the decline in fair market value being considered other than temporary, foreign exchange losses of approximately $0.6 million, other expenses of approximately $0.3 million offset in part by $1.3 million in rental income from the lease of excess space in our Taiwan facility and $0.2 million of interest income.
Gain on the sale of investments. In fiscal 2013, we sold approximately 14.4 million shares of Nanya common stock for approximately $21.2 million which resulted in a pre-tax gain of approximately $12.0 million. In addition, we sold our investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.
Provision for income taxes. We recorded income tax expense of $12.3 million in fiscal 2013 that represents an effective tax rate of approximately 41%. In fiscal 2013, we recorded an increase in the valuation allowance of approximately $0.7 million for California net operating loss carryforwards and a decrease in the valuation allowance of approximately $1.3 million for foreign tax credit carryforwards based on our estimated ability to use these carryforwards in the future as a result of a change in our legal structure. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the impact of such items, the differential in foreign tax rates, foreign source income taxed in the U.S. and non-deductible stock-based compensation expense. We recorded income tax expense of $6.5 million for fiscal 2012 that is principally comprised of U.S. federal, state and foreign income taxes. The difference between the $6.5 million tax expense and the tax on income based on the federal statutory rate of 35% is principally due to the impact of non-deductible foreign impairment charges, foreign losses for which no tax benefit has been recorded, non-deductible stock based compensation charges and other valuation allowance adjustments. For fiscal 2012, we continued to record a valuation allowance on certain U.S. and foreign deferred tax assets where the estimated realization is not certain.

Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $0.2 million in fiscal 2013 compared to $0.1 million in fiscal 2012.

Liquidity and Capital Resources
As of September 30, 2014, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $140.0 million. During fiscal 2014, we generated $17.1 million from operating activities compared to $33.6 million generated in fiscal 2013. The decrease in fiscal 2014 was primarily related to an increase in inventories. The cash provided by operations in fiscal 2014 was primarily due to our net income of $23.5 million adjusted for non-cash items of $6.5 million, increases in accrued liabilities of $6.3 million and increases in accounts payable of $5.7 million. This was partially offset by increases in inventories of $17.7 million, increases in accounts receivable of $4.6 million and increases in other assets of $2.6 million. The cash generated by operations in fiscal 2013 was primarily due to our net income of $17.7 million adjusted for non-cash items of $10.5 million and decreases in accounts receivable of $1.5 million, increases in accounts payable of $5.5 million and decreases in other assets of $0.7 million. This was partially offset by increases in inventory of $1.5 million and decreases in accrued liabilities of $0.8 million.
In fiscal 2014, we used $10.4 million for investing activities compared to $1.2 million used in fiscal 2013. The cash used in fiscal 2014 included $21.3 million for the acquisition of property and equipment including $8.6 million for an office building in Shanghai, China, $8.7 million for the payment of license fees, $1.0 million to collateralize accounts payable to a supplier and $0.4 million to acquire the remaining shares of our Chingis subsidiary. In fiscal 2014, we generated $16.2 million from the sale of our remaining approximately 11.0 million freely-tradeable shares of Nanya common stock, $3.2 million from the sale of our remaining shares of SMIC common stock and $1.6 million from net sales of other available-for-sale securities. The cash used in fiscal 2013 included $23.2 million for the acquisition of property and equipment including $8.7 million for our new corporate headquarters in Milpitas, California and $2.4 million for office space in Suzhou, China, $4.2 million for the payment of a holdback related to our acquisition of Si En and $1.6 million to acquire an additional 4.8% of the noncontrolling interest in our Chingis subsidiary. In fiscal 2013, we generated $21.2 million from the sale of approximately14.4 million shares of Nanya common stock, $4.3 million from the sale of our investment in Giantec and $2.3 million from net sales of available-for-sale securities.
In fiscal 2014, we made capital expenditures of approximately $21.3 million which included $8.6 million for an office building in Shanghai and the remaining balance for test equipment, engineering tools, computer hardware and software compared to $23.2 million in fiscal 2013. We plan to relocate our Shanghai operations to the office building upon completion of the building improvements which is expected in mid-2015. We expect to spend approximately $12.0 million to $15.0 million for capital expenditures during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, computer hardware and software and building improvements. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $12.6 million from financing activities in fiscal 2014 compared to $12.4 million generated from financing activities in fiscal 2013. Our sources of financing for fiscal 2014 were proceeds from the issuance of common stock of $12.4 million from stock option exercises and sales under our employee stock purchase plan and $2.6 million in excess tax benefits from share-based compensation. In fiscal 2014, we used $1.8 million for payments of dividends to stockholders, $0.4 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.2 million for the repayment of long-term borrowings. Our sources of financing for fiscal 2013 were borrowings of $4.9 million to purchase our new corporate headquarters, borrowings of $4.1 million under short-term lines of credit and proceeds from the issuance of common stock of $8.2 million from stock option exercises and sales under our employee stock purchase plan. In fiscal 2013, we used $4.2 million for the repayment of short-term and long-term borrowings and $0.6 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs.
We have $19.8 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through October 2015. As of September 30, 2014, we had no outstanding borrowings under these short-term lines of credit.
In December 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $2.1 million at September 30, 2014.

We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at September 30, 2014 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$2,139	$1,116	$890	$133	$—
Borrowings	4,534	195	390	3,949
Purchase obligations with wafer foundries	28,867	28,867	—	—	—
Total contractual cash obligations	$35,540	$30,178	$1,280	$4,082	$—

At September 30, 2014, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
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
Accounting for stock-based compensation.    Stock option fair value is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then recognized on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The Black-Scholes valuation model requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rates that determine the stock option fair value. In addition, we estimate forfeitures at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. We estimate our expected forfeitures rate based on our historical activity and judgment regarding trends. We estimate the expected term for option grants based upon historical exercise data. If we determined that another method used to estimate expected life was more reasonable than our current method, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated could change materially. We also use the Black-Scholes model to estimate the value of cash-settled stock appreciation rights (SARs). The fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of our expense in future periods. Upon the exercise of a SAR, the expense recognized is adjusted to reflect the difference between the exercise price of the SAR and the closing market price of our common stock on the date of exercise.
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
Accounting Changes and Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 1: Organization and Significant Accounting Policies - Accounting Pronouncements" in the Notes to Consolidated Financial Statements of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In fiscal 2014 and in fiscal 2013, we recorded exchange gains of approximately $0.4 million and $0.2 million, respectively, and in fiscal 2012, we recorded exchange losses of approximately $0.6 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $140.0 million at September 30, 2014. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own approximately $10.6 million of private placement shares in Nanya which are accounted for on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In the event a decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 8. Financial Statements and Supplementary Data
INTEGRATED SILICON SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Silicon Solution, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Silicon Solution, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
San Francisco, California
December 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Integrated Silicon Solution, Inc.
We have audited the internal control over financial reporting of Integrated Silicon Solution, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2014 and our report dated December 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
December 11, 2014

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except per share data)
Net sales	$328,977	$307,570	$265,950
Cost of sales	216,721	206,109	182,966
Gross profit	112,256	101,461	82,984
Operating expenses
Research and development	45,243	40,839	30,918
Selling, general and administrative	46,295	43,964	42,174
Impairment of goodwill	—	—	4,261
Total operating expenses	91,538	84,803	77,353
Operating income	20,718	16,658	5,631
Interest and other income (expense), net	1,236	1,247	(1,656)
Interest expense	(127)	(101)	(68)
Gain on sales of investments	11,300	12,217	—
Income before income taxes	33,127	30,021	3,907
Provision for income taxes	9,638	12,277	6,512
Consolidated net income (loss)	23,489	17,744	(2,605)
Less net income attributable to noncontrolling interests	(224)	(196)	(113)
Net income (loss) attributable to ISSI	$23,265	$17,548	$(2,718)
Basic net income (loss) per share	$0.77	$0.62	$(0.10)
Shares used in basic per share calculation	30,037	28,223	27,120
Diluted net income (loss) per share	$0.74	$0.59	$(0.10)
Shares used in diluted per share calculation	31,623	29,694	27,120

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Consolidated net income (loss)	$23,489	$17,744	$(2,605)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments:
Changes arising during current year, net of tax benefit (expense) of $251, $(7,975) and $312 for fiscal 2014, 2013 and 2012, respectively	(349)	13,755	(1,523)
Reclassification for (gain) loss included in net income (loss), net of tax expense (benefit) of $3,589, $3,823 and $(716) for fiscal 2014, 2013 and 2012, respectively	(6,029)	(5,854)	1,213
	(6,378)	7,901	(310)
Change in cumulative translation adjustment:
Changes arising during current year	(3,736)	(1,261)	3,932
	(3,736)	(1,261)	3,932
Change in retirement plan transition obligation:
Changes arising during current year, net of tax benefit (expense) of $3, $(44) and $(119) for fiscal 2014, 2013 and 2012, respectively	(1)	(23)	(134)
Reclassification for gain included in net income (loss), net of tax expense (benefit) of $21, $15 and $0 for fiscal 2014, 2013 and 2012	(38)	(45)	(62)
	(39)	(68)	(196)
Change in retirement plan actuarial losses:
Changes arising during current year, net of tax benefit (expense) of $28, $160 and $323 for fiscal 2014, 2013 and 2012, respectively	(100)	63	127
Reclassification for gain included in net income (loss), net of tax expense (benefit) of $(21), $(13) and $0 for fiscal 2014, 2013 and 2012	88	87	98
	(12)	150	225
Other comprehensive income (loss)	(10,165)	6,722	3,651
Comprehensive income	13,324	24,466	1,046
Comprehensive income attributable to noncontrolling interests	(224)	(196)	(113)
Comprehensive income attributable to ISSI	$13,100	$24,270	$933

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2014	2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$137,534	$119,997
Restricted cash	1,000	—
Short-term investments	1,477	21,558
Accounts receivable, net of allowance for doubtful accounts of $21 in 2014 and $372 in 2013	50,458	46,088
Inventories	85,093	68,469
Deferred tax assets, net	1,868	2,326
Other current assets	17,033	14,602
Total current assets	294,463	273,040
Property and equipment, net	58,847	46,504
Goodwill	9,178	9,178
Purchased intangible assets, net	5,093	6,626
Deferred tax assets, net	8,392	9,942
Other assets	24,369	16,579
Total assets	$400,342	$361,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,554	$50,229
Accrued compensation and benefits	9,875	8,072
Accrued expenses	11,365	7,357
Current portion of long-term debt	195	195
Total current liabilities	75,989	65,853
Long-term debt	4,339	4,534
Other long-term liabilities	5,456	8,712
Total liabilities	85,784	79,099
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares—5,000 in 2014 and 2013. Issued and outstanding shares—0 in 2014 and none in 2013.	—	—
Common stock, $0.0001 par value: Authorized shares—70,000 in 2014 and 2013. Issued and outstanding shares—30,832 in 2014 and 29,060 in 2013	3	3
Additional paid-in capital	364,587	343,947
Accumulated deficit	(51,076)	(72,498)
Accumulated other comprehensive income	(1,044)	9,121
Total ISSI stockholders’ equity	312,470	280,573
Noncontrolling interest	2,088	2,197
Total stockholders’ equity	314,558	282,770
Total liabilities and stockholders’ equity	$400,342	$361,869

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ISSI Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2011	26,448	$3	$321,131	$(87,328)	$(1,252)	$232,554	$2,692	$235,246
Net loss	—	—	—	(2,718)	—	(2,718)	113	(2,605)
Other comprehensive income	—	—	—	—	3,651	3,651	—	3,651
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,022	—	4,439	—	—	4,439	—	4,439
Shares issued under stock purchase plan	181	—	1,413	—	—	1,413	—	1,413
Stock-based compensation	—	—	5,031	—	—	5,031	—	5,031
Shares repurchased and retired	(57)	—	(537)	—	—	(537)	—	(537)
Change in noncontrolling interest in Wintram	—	—	8	—	—	8	63	71
Acquisition of noncontrolling interest in Wintram	—	—	(1,012)	—	—	(1,012)	(1,358)	(2,370)
Noncontrolling interest in Chingis	—	—	—	—	—	—	1,996	1,996
Balance at September 30, 2012	27,594	3	330,473	(90,046)	2,399	242,829	3,506	246,335
Net income	—	—	—	17,548	—	17,548	196	17,744
Other comprehensive income	—	—	—	—	6,722	6,722	—	6,722
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,288	—	6,264	—	—	6,264	—	6,264
Shares issued under stock purchase plan	237	—	1,915	—	—	1,915	—	1,915
Stock-based compensation	—	—	5,941	—	—	5,941	—	5,941
Tax effects from employee stock incentive plans	—	—	18	—	—	18	—	18
Shares repurchased and retired	(59)	—	(555)	—	—	(555)	—	(555)
Noncontrolling interest in Chingis	—	—	(109)	—	—	(109)	(1,505)	(1,614)
Balance at September 30, 2013	29,060	3	343,947	(72,498)	9,121	280,573	2,197	282,770
Net income	—	—	—	23,265	—	23,265	224	23,489
Other comprehensive income	—	—	—	—	(10,165)	(10,165)	—	(10,165)
Stock options exercised and shares issued upon vesting of restricted stock units (RSUs)	1,554	—	10,042	—	—	10,042	—	10,042
Shares issued under stock purchase plan	249	—	2,338	—	—	2,338	—	2,338
Stock-based compensation	—	—	6,092	—	—	6,092	—	6,092
Tax effects from employee stock incentive plans	—	—	2,581	—	—	2,581	—	2,581
Shares repurchased and retired	(31)	—	(358)	—	—	(358)	—	(358)
Payment of dividends to stockholders	—	—	—	(1,843)	—	(1,843)	—	(1,843)
Noncontrolling interest in Chingis	—	—	(55)	—	—	(55)	(333)	(388)
Balance at September 30, 2014	30,832	$3	$364,587	$(51,076)	$(1,044)	$312,470	$2,088	$314,558
See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Consolidated net income (loss)	$23,489	$17,744	$(2,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,092	5,941	5,031
Depreciation and amortization	8,139	5,726	5,569
Excess tax benefits from share-based compensation	(2,581)	(18)	—
Tax benefit associated with employee stock plans	2,581	—	—
Amortization of intangibles	1,533	1,600	1,848
Impairment of and write-off of intangibles	—	—	8,887
Impairment of goodwill	—	—	4,261
Impairment of assets	—	—	1,182
Impairment of investment	—	—	2,327
Gain on sale of investments	(11,300)	(12,217)	—
Equity in net income of affiliate	248	316	—
Net foreign currency transaction (gains) losses	(436)	(214)	640
Deferred income taxes	2,239	9,287	5,016
Other non-cash items	(29)	69	108
Changes in operating assets and liabilities:
Accounts receivable, net	(4,578)	1,478	(1,290)
Inventories	(17,739)	(1,454)	(2,735)
Other assets	(2,550)	698	(256)
Accounts payable	5,654	5,443	2,444
Accrued expenses and other liabilities	6,328	(771)	1,928
Net cash provided by operating activities	17,090	33,628	32,355
Cash flows from investing activities:
Acquisition of property and equipment	(21,346)	(23,191)	(6,036)
Acquisition of noncontrolling interest in consolidated subsidiary	(388)	(1,614)	(2,370)
Payment of license fees	(8,698)	—	—
Payment of holdback related to Si En acquisition	—	(4,200)	—
Investment in Nanya Technology Corporation (Nanya)	—	—	(27,109)
Investment in joint venture	—	—	(2,000)
Purchases of available-for-sale securities	(1,483)	(5,473)	(4,800)
Sales of available-for-sale securities	22,539	28,969	2,697
Investment in consolidated subsidiaries, net of cash and cash equivalents acquired	—	—	(13,210)
Proceeds from sale of investments	—	4,256	—
Decrease (increase) in restricted cash	(1,000)	—	6,786
Net cash used in investing activities	(10,376)	(1,253)	(46,042)

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from financing activities:
Repurchases and retirements of common stock	(358)	(555)	(537)
Proceeds from issuance of stock through compensation plans	12,380	8,179	5,852
Dividends paid	(1,843)	—	—
Excess tax benefit from share-based compensation	2,581	18	—
Proceeds from borrowings	—	4,875	—
Principal payments of long-term obligations	(195)	(146)	—
Proceeds from borrowings under short-term lines of credit	—	4,069	20,809
Principal payments of short-term lines of credit	—	(4,069)	(20,809)
Net cash provided by financing activities	12,565	12,371	5,315
Effect of exchange rate changes on cash and cash equivalents	(1,742)	(246)	6
Net increase (decrease) in cash and cash equivalents	17,537	44,500	(8,366)
Cash and cash equivalents at beginning of year	119,997	75,497	83,863
Cash and cash equivalents at end of year	$137,534	$119,997	$75,497
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,507	$1,826	$875
Cash paid for interest expense	$62	$48	$25

See the accompanying notes to consolidated financial statements

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies
Organization
Integrated Silicon Solution, Inc. (the “Company”) was incorporated in California on October 27, 1988 and reincorporated in Delaware on August 9, 1993. The Company is a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, medical and military, and (iv) digital consumer. The Company’s primary products are DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products.
On September 14, 2012, the Company acquired Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition (See Note 18).
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
The Company accounts for non-marketable equity and other equity investments for which it does not have control over the investee as equity method investments when the Company has the ability to exercise significant influence, but not control, over the investee. The Company accounts for non-marketable equity and other equity investments as non-marketable cost method investments when the equity method does not apply. The Company's non-marketable equity and other equity investments are included in other assets in its consolidated balance sheet.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method, based upon the shorter of the estimated useful lives ranging from two to ten years for property and equipment and from 30 to 50 years for buildings or the lease term for improvements to leased properties.
Goodwill and Purchased Intangible Assets
The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if events or circumstances require an interim impairment assessment. For goodwill, the Company either makes a qualitative assessment prior to proceeding to step one of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step one of the annual goodwill impairment test and, if necessary, proceed to step two. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally six months to eight years.
The Company may acquire in-process research and development (IPR&D) projects as the result of business combinations. The fair values of the acquired IPR&D projects are determined through estimates and valuation techniques based on the terms and details of the related acquisitions. Upon completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company assesses the status of each IPR&D project quarterly to evaluate whether the carrying value has been impaired.
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
The following table sets forth activity in accounts receivable allowance for doubtful accounts for the years ended September 30, 2014, 2013 and 2012.

Description	Balance at Beginning of Year	Adjustments to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Accounts receivable—Allowance for doubtful accounts:
2012	$496	$(2)	$14	$508
2013	$508	$19	$(155)	$372
2014	$372	$(79)	$(272)	$21
________________________

(1)	Includes increases/(decreases) charged or credited to costs and expenses.

(2)	Uncollectible accounts written off, net of recoveries.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses in the consolidated statement of operations. Advertising costs totaled $84,000, $79,000 and $59,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the estimated fair value of the award. The Company amortizes the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award vesting term of four years. The Company estimates the fair value of stock options and stock appreciation rights (SARs) using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility, risk free interest rates and dividend yield to determine the fair value of an award. The estimates of these key assumptions are based on historical information and judgment regarding market factors and trends. The fair value of the SARs are revalued on a quarterly basis and upon the exercise of a SAR, the expense recognized is adjusted to reflect the difference between the exercise price of the SAR and the closing market price of the Company's common stock on the date of exercise.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and bank loans. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, the Company may make fair value estimates, which may not necessarily represent the amounts that will be realized in a current or future sale of these assets.
Concentration of Credit Risk
The Company operates in one business segment, which is to design, develop, and market high performance DRAM, SRAM, and other semiconductor products. The Company markets and distributes its products on a worldwide basis, primarily to original equipment manufacturers, contract manufacturers, and distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. In fiscal 2014, revenue from the Company’s largest and second largest distributor accounted for approximately 17% and 13%, respectively, of the Company's total net sales. In fiscal 2013, revenue from the Company’s largest and second largest distributor accounted for approximately 17% and 11%, respectively, of the Company's total net sales. In fiscal 2012, revenue from the Company’s largest and second largest distributor, accounted for approximately 14% and 13% of the Company's total net sales.
The Company maintains cash, cash equivalents, and short-term investments with various high credit quality financial institutions. The Company’s investment policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in its investment strategy. The Company

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of September 30, 2014.
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
Revenue from Contracts with Customers
In May 2014, FASB amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance becomes effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is not permitted. The new revenue recognition standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method nor has the Company determined the impact of adopting the new revenue recognition standard on its consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Note 2.    Fair Value Measurements
Under FASB guidance, fair value is defined as the price expected to be received from the sale of an asset or paid to transfer a liability in a transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including quoted market prices and discounted cash flows. The FASB guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available at that time. The fair value hierarchy is broken down into the following three levels based on the reliability of inputs:

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

As of September 30, 2014, all of the Company’s financial assets utilize Level 1 inputs. The Company did not have any financial assets utilizing Level 2 or Level 3 inputs at September 30, 2014 and September 30, 2013.
The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	September 30, 2014	September 30, 2013
	(Level 1)	(Level 1)
	(In thousands)
Money market instruments (1)	$22,519	$19,318
Semiconductor Manufacturing International Corp.
(SMIC) common stock (2)	—	1,793
Nanya Technology Corporation (Nanya) common stock (2)	—	16,624
	$22,519	$37,735

(1)	Included in cash and cash equivalents

(2)	Included in short-term investments
There were no transfers in or out of the Company's Level 1 assets during the twelve months ending September 30, 2014 and September 30, 2013.
As of September 30, 2014, the Company did not have any liabilities or non-financial assets that are measured on a fair value basis on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2014
Money market instruments	$22,519	$—	$—	$22,519
Certificates of deposit	20,679	—	—	20,679
Total	43,198	—	—	43,198
Less: Amounts included in cash, cash
equivalents and restricted cash	(41,721)	—	—	(41,721)
	$1,477	$—	$—	$1,477

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
September 30, 2013
Money market instruments	$19,318	$—	$—	$19,318
Certificates of deposit	15,595	—	—	15,595
SMIC common stock	1,099	694	—	1,793
Nanya common stock	7,100	9,524	—	16,624
Total	43,112	10,218	—	53,330
Less: Amounts included in cash and cash
equivalents	(31,772)	—	—	(31,772)
	$11,340	$10,218	$—	$21,558
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which are classified as available-for-sale securities and private placement shares which are accounted for on the cost-basis. The Company uses the weighted-average cost method to determine the cost basis of its shares of Nanya. During fiscal 2014, the Company sold all of its approximately 11.0 million remaining shares of freely-tradeable Nanya common stock for approximately $16.2 million which resulted in a pre-tax gain of approximately $9.2 million. During fiscal 2013, the Company sold approximately 14.4 million shares of Nanya common stock for approximately $21.2 million which resulted in a pre-tax gain of approximately $12.0 million. See Note 4 for further information regarding the Company's Nanya share ownership.
During fiscal 2014, the Company sold all of its approximately 29.9 million remaining shares of SMIC common stock for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million. During the fourth quarter of fiscal 2012, the Company recorded a $2.3 million charge to write-down its investment in SMIC due to the decline in fair market value being considered other than temporary.
The Company held no debt securities at September 30, 2014 and September 30, 2013. As of September 30, 2014 and September 30, 2013, the Company had cash, cash equivalents and short-term investments of $71.9 million ($3.0 million of which is in China and subject to exchange control regulations) and $71.2 million, respectively, in foreign institutions.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Inventories
Inventories consisted of the following at September 30:

	2014	2013
	(in thousands)
Purchased components	$21,677	$14,039
Work-in-process	27,058	20,960
Finished goods	36,358	33,470
	$85,093	$68,469

In fiscal 2014, 2013 and 2012, the Company recorded inventory write-downs of $5.6 million, $4.6 million and $5.7 million, respectively. The inventory write-downs were predominately for excess and obsolescence and lower of cost or market issues on certain of its products.

Note 4.    Other Assets
Other assets consisted of the following at September 30:

	2014	2013
	(in thousands)
Restricted assets	$499	$811
Other investment	1,436	1,684
Nanya private placement shares	10,645	10,920
Technology licenses, net	10,644	2,002
Other	1,145	1,162
	$24,369	$16,579

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
From time-to-time, the Company licenses patents or other intellectual property rights from third parties. The technology licenses are being amortized over their estimated useful lives ranging from three to ten years.
In September 2012, the Company invested approximately $27.1 million in Nanya, which was comprised of common shares which were classified as available-for-sale securities and private placement shares which were accounted for on the cost-basis. The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At September 30, 2014, the Company's ownership interest in this company was approximately 31%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income (expense), net.
In fiscal 2013, the Company sold its remaining investment in Giantec for approximately $4.3 million which resulted in a pre-tax gain of approximately $0.2 million.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment, net
Property and equipment, net consisted of the following at September 30:

	2014	2013
	(in thousands)
Machinery and equipment	$66,629	$56,144
Furniture and fixtures	3,708	3,717
Land, buildings and improvements	48,891	40,665
	119,228	100,526
Less accumulated depreciation and amortization	(60,381)	(54,022)
	$58,847	$46,504

During the fourth quarter of fiscal 2012, the Company recorded a $1.2 million impairment charge, which was included in operating expenses, to write-down certain assets to their estimated fair value.
The Company rents certain floors in its office building in Hsinchu, Taiwan to third parties. These leases are cancelable with two months to four months notice. The value of the assets leased to others is included in property and equipment, net in the Company’s balance sheet. Rental income and the depreciation of the assets are included in other income (expense), net. Rental income was approximately $1.0 million, $1.2 million and $1.3 million, in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Depreciation of the assets was approximately $0.1 million in each of fiscal 2014, fiscal 2013 and fiscal 2012.
The assets leased consisted of the following at September 30:

	2014	2013
	(in thousands)
Buildings and improvements	$7,406	$9,441
Less accumulated depreciation	(4,623)	(5,650)
	$2,783	$3,791

Note 6.    Purchased Intangible Assets and Goodwill
No additions to purchased intangible assets were recorded during fiscal 2014 or fiscal 2013. In fiscal 2012, in connection with its acquisition of Chingis, the Company recorded $7.9 million of intangible assets (See Note 18).
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
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(in thousands)
September 30, 2014
Developed technology	$5,330	$2,584	$2,746
Customer relationships	3,340	1,137	2,203
Other	450	306	144
Total	$9,120	$4,027	$5,093
September 30, 2013
Developed technology	$5,330	$1,758	$3,572
Customer relationships	3,340	580	2,760
Other	450	156	294
Total	$9,120	$2,494	$6,626

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of the amortization expense of purchased intangible assets as reported in the Consolidated Statements of Operations:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Reported as:
Cost of sales	$826	$879	$984
Operating expenses	707	721	864
Total	$1,533	$1,600	$1,848
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at September 30, 2014 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 4.04 years, 3.96 years and 0.96 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
2015	$1,382
2016	1,238
2017	1,239
2018	1,195
2019	39
Thereafter	—
Total	$5,093

Goodwill
The following table provides details regarding the changes in the Company's goodwill:

(in thousands)
Balance at September 30, 2011	$9,463
Addition arising from acquisition of Chingis	3,976
Impairment	(4,261)
Balance at September 30, 2012	9,178
Impairment	—
Balance at September 30, 2013	9,178
Impairment	—
Balance at September 30, 2014	$9,178
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Borrowings
At September 30, 2014, the Company had short-term lines of credit with various financial institutions in Taiwan whereby it could borrow in aggregate up to approximately $19.8 million denominated in a combination of U.S. and New Taiwan dollars. As of September 30, 2014 and September 30, 2013, the Company had no borrowings outstanding under these lines of credit. These lines of credit expire at various times through October 2015. There were no assets pledged as collateral for short-term debt or notes. Commitment fees relating to these lines are not material.
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the “Loan”), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. The interest rate on the Loan was 1.25% at September 30, 2014. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
2015	$195
2016	195
2017	195
2018	3,949
2019	—
Thereafter	—
Total	$4,534

Note 8.    Accrued Expenses
Accrued expenses consisted of the following at September 30:

	2014	2013
	(in thousands)
Deferred distributor margin	$3,607	$2,301
Income taxes payable	4,549	2,690
Other	3,209	2,366
	$11,365	$7,357

Note 9.    Other Long-term Liabilities
Other long-term liabilities consisted of the following at September 30:

	2014	2013
	(in thousands)
Pension liability	$4,076	$3,790
Non-current deferred tax liabilities	866	4,479
Other	514	443
	$5,456	$8,712

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On July 28, 2014, the Company filed a Certificate of Designation to authorize 324 shares of Series 1 Redeemable Preferred Stock (the “Series 1 Shares”). The Series 1 Shares were authorized to enable the Company to acquire the remaining less than 1.0% of the outstanding shares of common stock of Chingis through a share exchange under the laws of Taiwan whereby the Company exchanged one one-thousandth (1/1000th) of a Series 1 Share for each outstanding share of Chingis common stock not already held by the Company. Each Series 1 Share was redeemable for cash at a price of $559.35 per share. On November 17, 2014, the Company redeemed all 324 of the Series 1 Shares at an aggregate cost of approximately $0.2 million.
As of September 30, 2014, shares of common stock were reserved for future issuance as follows:

Common shares reserved under Employee Stock Purchase Plan	332,000
Common shares reserved under stock-based benefit plans	6,305,000
Common Stock Repurchases
In both fiscal 2014 and fiscal 2013, the Company did not repurchase any shares of its common stock in the open market. As of September 30, 2014, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of September 30, 2014, $19.8 million remained available under the existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plans. For a portion of RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2014, the Company withheld 30,886 shares to satisfy approximately $358,000 of employees’ tax obligations. During fiscal 2013, the Company withheld 59,501 shares to satisfy approximately $555,000 of employees’ tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows at September 30:

	2014	2013
	(In thousands)
Accumulated foreign currency translation adjustments	$1,051	$4,787
Accumulated net unrealized gain on SMIC (net of tax of $0 in 2014 and $275 in 2013)	—	419
Accumulated net unrealized gain on Nanya (net of tax of $0 in 2014 and $3,565 in 2013)	—	5,959
Accumulated net retirement plan transition asset (net of tax of $124 in 2014 and $148 in 2013)	8	47
Accumulated net retirement plan actuarial losses (net of tax of $477 in 2014 and $470 in 2013)	(2,103)	(2,091)
Total accumulated other comprehensive income (loss)	$(1,044)	$9,121

The estimated net prior service cost, actuarial loss, and transition obligation for the Company's defined benefit plan that will be amortized from accumulated other comprehensive income (loss) to net periodic benefit cost during fiscal year 2015 is $0, $116,000, and $(59,000), respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Stock-Based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the “2007 Plan”). The Company has outstanding grants under prior option plans, though no further grants can be made under these prior plans. At September 30, 2014, the total number of shares subject to options and awards outstanding under all plans was 4,502,000. At September 30, 2014, 1,803,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
2007 Incentive Compensation Plan
On July 30, 2007, the Company’s stockholders approved the 2007 Plan as previously approved by the Company’s board of directors. The 2007 Plan is the successor to each of the 1998 Stock Plan, 1996 Nonstatutory Stock Plan and 1995 Director Stock Option Plan (the “Predecessor Plans”), and no further grants can be made under the Predecessor Plans.
The 2007 Plan permits the grant of stock options, stock appreciation rights ("SARs"), restricted stock awards, RSUs, performance shares and performance units. The Compensation Committee of the Company’s board of directors has the authority to determine the type of incentive award, as well as the terms and conditions of the award, under the 2007 Plan.
3,000,000 shares of the Company’s common stock were initially reserved for issuance under the 2007 Plan. To the extent any awards outstanding under the Predecessor Plans subsequently terminate unexercised or any unvested shares outstanding under the Predecessor Plans are subsequently forfeited or repurchased by ISSI, the number of shares of common stock subject to those terminated awards, together with the forfeited shares, are added to the share reserve available for issuance under the 2007 Plan, up to an additional 4,000,000 shares. On July 20, 2011, the Company's stockholders approved an amendment and restatement of the 2007 Plan to increase the number of shares available for issuance thereunder by 2,000,000 shares, limit the number of awards other than options or SARS that may be granted thereunder to an aggregate of 263,100 and make certain other changes as set forth therein as previously approved by the Company’s board of directors. On February 8, 2013, the Company's stockholders approved an amendment of the 2007 Plan to increase the shares available for issuance thereunder by 2,000,000 shares as previously approved by the Company’s board of directors. On February 11, 2014, the Company's stockholders approved an amendment of the 2007 Plan to remove the limit on the number of awards (other than options or SARs) that can be issued under the plan as previously approved by the Company’s board of directors.
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
Other Stock Plans
The Company has outstanding grants under its 1998 Stock Plan and 1996 Nonstatutory Stock Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant and options granted after October 1, 2005 expire seven years after the date of the grant.
The Company has shares of common stock reserved for future issuance under its 1995 Employee Stock Purchase Plan (ESPP). As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP will be purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month purchase period. The offering periods under the 1995 Employee Stock Purchase Plan commence on approximately February 1

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and August 1 of each year. During the fiscal years ended September 30, 2014, 2013 and 2012, 249,000 shares, 237,000 shares, and 181,000 shares were issued under the plan, respectively. As of September 30, 2014, 332,000 shares were available for future issuance under the plan.
Accounting for Stock-Based Compensation
Stock-based compensation cost is calculated by the Company on the date of grant using the fair value of the options and SARs as determined using the Black-Scholes option pricing model. The compensation cost is then amortized ratably over the vesting period of the individual option grants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rates as it believes these rates to be the most indicative of the Company’s expected forfeiture rate.
As of September 30, 2014, there was approximately $8.1 million of total unrecognized stock-based compensation expense related to options and awards under the Company’s stock option plans that will be recognized over a weighted-average period of approximately 2.08 years. Future stock option and award grants will add to this total whereas quarterly amortization and the vesting of the existing stock option and award grants will reduce this total. In addition, as of September 30, 2014, there was approximately $0.2 million of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately four months. As of September 30, 2014, there was approximately $2.9 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.10 years. Future SAR grants will add to this total whereas amortization and the vesting of the SARs will reduce this total. In addition, because the SARs are settled with cash, the fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.
Cash flows from tax benefits resulting from the exercise of stock options are classified as financing cash flows in the statement of cash flows.
The Company issues new shares of common stock upon exercise of stock options and upon vesting of RSUs. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during the fiscal years ended September 30, 2014, 2013 and 2012, was $10.4 million, $7.0 million and $5.7 million, respectively.
The table below outlines the effects of total stock-based compensation.

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Stock-based compensation
Cost of sales	$179	$179	$135
Research and development	2,478	2,310	1,461
Selling, general and administrative	3,435	3,452	3,435
Total stock-based compensation	6,092	5,941	5,031
Tax effect on stock-based compensation	(1,293)	(1,089)	—
Net effect on net income (loss)	$4,799	$4,852	$5,031

Valuation Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company estimates the expected term of options granted based upon historical exercise data. Estimated volatilities are based on historical stock price volatilities of the period immediately preceding the option grant that is equal in length to the option’s expected term. The Company believes that historical volatility is the best estimate of future volatility. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Prior to July 2014, the Company had never paid a dividend on its common stock and as such the dividend yield was 0% prior to such date. Since July 2014, the Company estimates the dividend yield based upon the average yield for the prior quarter. The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase rights under its ESPP.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated values of stock option grants and stock purchase rights, as well as the weighted average assumptions used in calculating these values during the fiscal years ended September 30, 2014, 2013 and 2012, were based on estimates at the date of grant as follows:

	Stock Options			ESPP
	2014	2013	2012	2014	2013	2012
Expected life (years)	4.41	4.45	4.40	0.49	0.50	0.50
Expected volatility	50%	58%	60%	29%	31%	42%
Risk-free interest rate	1.06%	0.57%	0.61%	0.25%	0.09%	0.11%
Dividend yield	0.06%	—%	—%	0.75%	—%	—%
Weighted-average fair value of grants	$4.76	$4.37	$4.70	$2.98	$2.44	$2.66

The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted during the fiscal years ended September 30, 2014 , 2013 and 2012 was $11.62 per share, $9.14 per share and $9.42 per share, respectively.
The following table is a summary of the Company’s stock option activity and related information for the last three fiscal years under the 1989 Stock Plan, 1996 Nonstatutory Stock Plan, 1998 Stock Plan, 1995 Director Stock Option Plan and the 2007 Plan (stock option amounts and aggregate intrinsic value are presented in thousands):

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at September 30, 2011	4,851	$5.57
Options Granted	1,608	$9.91
Options Exercised	(857)	$5.18
Options Cancelled/Expired	(125)	$9.68
Balance at September 30, 2012	5,477	$6.81
Options Granted	1,106	$9.31
Options Exercised	(1,116)	$5.61
Options Cancelled/Expired	(116)	$9.83
Balance at September 30, 2013	5,351	$7.51
Options Granted	500	$11.48
Options Exercised	(1,460)	$6.88
Options Cancelled/Expired	(151)	$10.32
Balance at September 30, 2014	4,240	$8.10	3.77	$23,972
Exercisable at September 30, 2014	2,788	$7.06	3.05	$18,624
Vested and expected to vest after September 30, 2014	4,179	$8.06	3.74	$23,765
Options exercisable at:
September 30, 2012	3,072	$5.42	3.28
September 30, 2013	3,173	$6.25	3.23
September 30, 2014	2,788	$7.06	3.05

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding (in thousands)	Wtd. Average Remaining Contractual Life (in years)	Wtd. Average Exercise Price	Number of Options Exercisable (in thousands)	Wtd. Average Exercise Price
$1.65	-	$4.34	888	1.73	$3.38	888	$3.38
$4.35	-	9.07	855	2.48	$7.35	804	$7.31
$9.08	-	9.36	978	4.87	$9.19	447	$9.22
$9.37	-	10.64	891	4.35	$10.01	485	$10.02
$10.65	-	15.53	628	5.86	$11.35	164	$11.08
$1.65	-	$15.53	4,240	3.77	$8.10	2,788	$7.06

The following table is a summary of the Company’s RSU activity and related information under the 2007 Plan (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding awards at September 30, 2011	382	$7.84
Granted	106	$9.42
Vested	(165)	$7.73	$1,563
Forfeited	—	$10.64
Outstanding awards at September 30, 2012	323	$8.41
Granted	121	$9.14
Vested	(172)	$7.94	$1,612
Forfeited	(3)	$10.64
Outstanding awards at September 30, 2013	269	$9.02
Granted	88	$11.62
Vested	(94)	$8.94	$1,096
Forfeited	(1)	$10.64
Outstanding awards at September 30, 2014	262	$9.91	$3,594

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s SAR activity and related information under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at September 30, 2013	—	$—
Granted	779	$10.96
Exercised	(9)	$10.96		$38
Cancelled/Expired	(23)	$10.96
Balance at September 30, 2014	747	$10.96	6.10	$2,077
Exercisable at September 30, 2014	82	$10.96	6.09	$228

Note 12.    Income Taxes
Income before provision for income taxes consisted of the following:

	2014	2013	2012
	(in thousands)
United States	$4,126	$4,542	$9,723
International	29,001	25,479	(5,816)
Total pre-tax income	$33,127	$30,021	$3,907

The provision for income taxes consisted of the following for the years ended September 30:

	2014	2013	2012
	(in thousands)
Current:
Federal	$2,710	$2	$235
State	124	86	141
Foreign	4,565	2,902	1,120
Total current	7,399	2,990	1,496
Deferred:
Federal	1,091	7,596	5,470
State	933	12	95
Foreign	215	1,679	(549)
Total deferred	2,239	9,287	5,016
Total provision	$9,638	$12,277	$6,512

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate (35%) to income before taxes and minority interest as follows for the years ended September 30:

	2014	2013	2012
	(in thousands)
Income taxes computed at the U.S. federal statutory rate	$11,595	$10,507	$1,367
State income taxes	1,057	98	69
Research credits	(41)	(89)	757
Foreign losses not benefited	—	—	1,377
Foreign income inclusion, net of credit	1,765	6,469	—
Non-deductible stock compensation	1,126	991	672
Non-deductible impairment charges	—	—	3,321
Valuation allowance changes	(815)	(1,334)	1,384
Foreign taxes	(5,371)	(4,334)	(2,523)
Other	322	(31)	88
Total provision	$9,638	$12,277	$6,512

As of September 30, 2014, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $14.5 million, $73.2 million and $20.9 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2026, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2015, if not utilized. The Company has federal research and development, foreign tax and minimum tax credit carryforwards of approximately $3.0 million, $5.4 million and $0.6 million, respectively. The federal tax credits will expire in 2016 through 2034, if not utilized. The Company has California research and development tax credit carryforwards of approximately $2.7 million. The California research and development tax credit can be carried forward indefinitely.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes consisted of the following at September 30:

	2014	2013
	(in thousands)
Deferred tax assets:
Depreciation	$—	$217
Inventory and other valuation reserves	457	532
Accrued expenses	5,745	5,312
Federal, state and foreign credit carryforwards	9,804	4,310
Federal, state and foreign net operating loss carryforwards	12,835	20,388
Non-deductible stock options	3,106	3,064
Other, net	1,600	38
Subtotal	33,547	33,861
Valuation allowance	(23,287)	(24,928)
Total deferred tax assets	$10,260	$8,933

Deferred tax liabilities:
Purchased intangibles	(866)	(1,144)
Net deferred tax assets	$9,394	$7,789

Reported as:
Current deferred tax assets	$1,868	$2,326
Non-current deferred tax assets	8,392	9,942
Non-current deferred tax liabilities	(866)	(4,479)
Net deferred tax assets	$9,394	$7,789
Non-current deferred tax liabilities are included within other long-term liabilities in the consolidated balance sheets.
Management has established a valuation allowance for a portion of the gross deferred tax assets based on management’s expectations of future taxable income and the actual taxable income during the three years ended September 30, 2014. The valuation allowance for deferred tax assets decreased by $1.6 million in fiscal 2014, increased by $41,000 in fiscal 2013 and increased by $2.7 million in fiscal 2012. Approximately $13.3 million of the valuation allowance is attributable to tax benefits of stock option deductions which will be credited to paid-in capital when recognized.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended September 30 is as follows:

	2014	2013	2012
	(in thousands)
Balance at the beginning of the year	$3,052	$2,906	$4,533
Increases related to current year positions	90	108	68
Increases (decreases) related to prior year positions	78	38	(1,695)
Balance at the end of the year	$3,220	$3,052	$2,906

The Company does not anticipate a significant change in unrecognized tax benefits within the next twelve months except for any adjustments related to the expiration of the statute of limitations.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates its unrecognized tax benefits may increase in future periods for items that arise in the ordinary course of business. These increases will be considered in the determination of the Company’s annual effective tax rate. The amount of the unrecognized tax benefit classified as a long term tax payable, if recognized, would reduce the annual income tax provision.
The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change from fiscal 2013. As of September 30, 2014, the Company has not accrued any potential penalties and interest related to these unrecognized tax benefits.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2010 through 2014 tax years generally remain subject to examination by federal and most state tax authorities, and tax years 2007 through 2014 generally remain subject to examination by foreign tax authorities. In addition, U.S. tax returns are open from the 2002 tax year through the 2006 tax year to the extent that net operating losses generated during these periods are being utilized in open tax periods. Also, U.S. tax returns are open for the tax years from 1999 through 2014 to the extent research and development credits were generated during these periods.

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
Benefit Obligation and Plan Assets
As of September 30, 2014 and 2013, the Company’s Benefit Plan had projected benefit obligations in excess of plan assets. The changes in the benefit obligation and plan assets for the Benefit Plan described above were as follows:

	2014	2013
	(in thousands)
Change in projected benefit obligation:
Beginning benefit obligation	$6,390	$6,047
Service cost	204	200
Interest cost	124	119
Actuarial loss	199	90
Currency exchange rate changes	(161)	(66)
Ending projected benefit obligation	$6,756	$6,390

	2014	2013
	(in thousands)
Change in fair value plan assets:
Beginning fair value of plan assets	$2,599	$2,510
Actual return on plan assets	60	32
Employer contributions	86	86
Currency exchange rate changes	(65)	(29)
Ending fair value of plan assets	$2,680	$2,599

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts recognized on the consolidated balance sheet as of September 30:

	2014	2013
	(in thousands)
Other long-term liabilities	$4,076	$3,790
Accumulated other comprehensive income (net of tax of $353 in 2014 and $322 in 2013)	2,095	2,044
Amount recognized	$6,171	$5,834

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) before taxes, as of September 30:

	2014	2013
	(in thousands)
Net transition asset	$132	$195
Net actuarial loss	(2,580)	(2,561)
Defined benefit plans, net	$(2,448)	$(2,366)
The following table summarizes the accumulated benefit obligation as of September 30:

	2014	2013
	(in thousands)
Accumulated benefit obligation	$4,308	$3,940

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the Benefit Plan at September 30 were as follows:

	2014	2013
Discount rate	1.90-2.00%	1.90-2.00%
Expected return on plan assets	1.90-2.00%	1.90-2.00%
Rate of compensation increase	3.00-4.00%	3.00-4.00%

The assumptions used in the expected long-term rate of return on plan assets are determined by the Bureau of Labor Insurance in Taiwan.
The net periodic benefit cost for the Benefit Plan included the following components at September 30:

	2014	2013	2012
	(in thousands)
Service cost	$204	$200	$195
Interest cost	124	119	108
Expected return on plan assets	(51)	(50)	(44)
Amortization of deferred amount	50	40	36
Net periodic benefit cost	$327	$309	$295

The balance of vested benefits was $881,000 and $352,000 as of September 30, 2014 and September 30, 2013, respectively.
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments
The following table reflects the benefit payments, which include the amount that will be funded from retiree contributions that the Company expects to pay in the periods noted (in thousands):

Fiscal year ending:
2015	$941
2016	$150
2017	$69
2018	$513
2019	$407
2020-2024	$3,266

Estimated Future Contributions
The Company’s expected contributions to be paid to the Benefit Plan during fiscal 2015 is $45,000.
ISSI 401(k) Plan
The Company sponsors the ISSI 401(k) Plan (401(k) Plan) to provide retirement benefits to its eligible U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The 401(k) Plan allows employees to contribute up to 75% of their eligible compensation to the 401(k) Plan on a pre-tax and after-tax basis, and effective November 1, 2011, the 401(k) Plan also allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The 401(k) Plan also allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. The 401(k) Plan allows for employer matching contributions and the Company has elected to make a contribution for the plan years ending December 31, 2014 and December 31, 2013 in an amount equal to 50% of every dollar contributed by the employee up to 10% of the employees' eligible earnings. The matching contribution will not exceed $6,000 per year for any participant. The Company contributions are subject to vesting of 25% for each year of service with the Company. In fiscal 2014, the Company made a matching contribution to the 401(k) Plan in the aggregate amount of $378,000. The Company elected not to make any matching contributions during fiscal 2013. Administrative expenses relating to the plan are insignificant.
Deferred Compensation Plan
The Compensation Committee of the Board of Directors of the Company adopted the Non-qualified Deferred Compensation Plan (the Deferred Compensation Plan or NDCP), effective as of March 22, 2013. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of management and highly-compensated employees of the Company and its participating subsidiaries and affiliates, which group includes the Company’s executive officers. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer part of his or her base salary and/or commissions (if any), but not more than 50% of his or her base salary or commissions, and all or part of his or her eligible bonus (if any) or performance-based compensation (if any), in each case on a pre-tax basis. Such deferrals made by participants in the NDCP are at all times 100% vested. In addition, the Company and its participating subsidiaries and affiliates may, but are not required to, make matching or discretionary contributions to the accounts of participants in the NDCP. The matching or discretionary contributions (if any) made by the Company and/or its participating subsidiaries and affiliates may be subject to any vesting schedule determined by the Company when any such matching or discretionary contribution is made, but will vest in full upon a participant’s disability, death, separation from service due do retirement, or upon a “change in control” of the Company (as defined in the NDCP). The Company elected to make no matching or discretionary contributions during the fiscal 2014 and fiscal 2013.
The Company has a prior non-qualified deferred compensation plan; however, no employee contributions have been made to the prior plan since fiscal 1998.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Per Share Data
The calculations of basic and diluted net income (loss) per share for each of the three years ended September 30, 2014, 2013 and 2012 are as follows:

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$23,265	$17,548	$(2,718)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	30,037	28,223	27,120
Dilutive effect of stock options and awards	1,586	1,471	—
Denominator for diluted net income (loss) per share	31,623	29,694	27,120
Basic net income (loss) per share	$0.77	$0.62	$(0.10)
Diluted net income (loss) per share	$0.74	$0.59	$(0.10)

The diluted earnings per share calculation for the year ended September 30, 2012 does not include approximately 1,781,000 potential common shares from outstanding stock options and awards because their inclusion would be anti-dilutive. For the years ended September 30, 2014, 2013, and 2012, an additional 952,000, 2,733,000 and 1,499,000 stock options and awards were excluded from diluted earnings per share by the application of the treasury stock method.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Geographic and Segment Information
The Company has one operating segment, which is to design, develop, market and sell high performance DRAM, SRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Net Sales
United States	$38,293	$37,954	$42,527
China	43,422	32,170	17,913
Hong Kong	60,534	64,193	57,971
Taiwan	46,968	41,204	26,107
Japan	21,944	30,102	29,664
Other Asia Pacific countries	40,364	37,897	32,987
Europe	75,687	62,065	57,295
Other	1,765	1,985	1,486
Total net sales	$328,977	$307,570	$265,950
Long-lived assets
United States	$11,174	$9,696	$440
Hong Kong	14	7	7
China	12,908	3,424	558
Taiwan	34,751	33,377	28,281
Total long-lived assets	$58,847	$46,504	$29,286

Revenues are attributed to countries based on the shipping location of customers.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.
Net foreign currency transaction gains (losses) of approximately $436,000, $214,000, and $(640,000) for the years ended September 30, 2014, 2013, and 2012, respectively, are included in the determination of net income (loss).

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
Litigation
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named the Company as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted the Company's motion to dismiss that complaint in part, leaving claims against the Company for Unfair Competition under California Business

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

& Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleged that the Company acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  The Company filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before the Company was named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a case management order on June 13, 2014 with a scheduled trial date of July 13, 2015.   The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Operating Leases
The Company leases various facilities and the land upon which its building in Taiwan is situated under operating lease agreements that expire at various dates through 2019. Minimum rental commitments under these leases are as follows (in thousands):

Fiscal year ending:
2015	$1,116
2016	736
2017	154
2018	83
2019	50
Thereafter	—
Total minimum rental commitments	$2,139

Total rental expense, recorded on a straight-line basis, for the fiscal years ended September 30, 2014, 2013 and 2012 was approximately $1.3 million, $1.4 million and $1.4 million, respectively.
Commitments to Wafer Fabrication Facilities
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process, as a matter of practice it becomes increasingly difficult to cancel the purchase order. As of September 30, 2014, the Company had approximately $28.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

Note 17.    Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $238,000, $429,000 and $458,000 during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Accounts receivable from Chrontel was approximately $59,000 and $65,000 at September 30, 2014 and September 30, 2013, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Acquisition of Chingis
On September 14, 2012, the Company acquired approximately 94.1% of Chingis Technology Corporation (Chingis), a company headquartered in Taiwan. Chingis provides a variety of NOR flash memory technologies used in standalone and embedded applications. The Company’s goal with this acquisition is to strengthen its specialty memory product portfolio by adding another specialty memory technology to expand the Company's future growth opportunities. In addition, the Company expects to leverage existing customer and vendor relationships to promote Chingis’s products.
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
In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In fiscal 2014, the Company acquired the remaining 1.1% of Chingis for approximately $0.4 million. At September 30, 2014, the Company owned 100% of Chingis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Quarterly Financial Information (unaudited)
The following tables show the Company's quarterly results of operations for each of the years ended September 30, 2014 and 2013.

Fiscal 2014	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	(in thousands, except per share data)
Net sales	$84,152		$84,834		$80,868		$79,123
Gross profit	$29,681		$29,296		$27,750		$25,529
Operating income	$5,351		$6,376		$5,454		$3,537
Consolidated net income	$2,858		$6,227	(1)	$8,958	(2)	$5,446	(3)
Net income attributable to ISSI	$2,832		$6,186	(1)	$8,812	(2)	$5,435	(3)
Basic net income per share	$0.09		$0.20		$0.30		$0.19
Diluted net income per share	$0.09		$0.19		$0.28		$0.18
Dividends per common share paid	$0.06		$—		$—		$—
Market price range common stock:
High	$15.80		$15.95		$15.60		$12.43
Low	$13.62		$12.78		$10.80		$10.52

Fiscal 2013
Net sales	$78,392		$77,788		$74,991		$76,399
Gross profit	$25,934		$26,047		$24,989		$24,491
Operating income	$4,693		$4,635		$3,951		$3,379
Consolidated net income	$4,730	(4)	$7,246	(5)	$3,280	(6)	$2,488
Net income attributable to ISSI	$4,698	(4)	$7,064	(5)	$3,287	(6)	$2,499
Basic net income per share	$0.16		$0.25		$0.12		$0.09
Diluted net income per share	$0.15		$0.24		$0.11		$0.09
Market price range common stock:
High	$11.99		$11.31		$9.92		$9.73
Low	$9.99		$8.31		$8.33		$8.18
________________________

(1)	In the June 2014 quarter, the Company realized a gain of $2.1 million from the sale of its remaining freely-tradeable shares of Nanya common stock.

(2)
In the March 2014 quarter, the Company realized a gain from the sale of investments of $6.0 million including $3.9 million from the sale of a portion of its shares of Nanya common stock and $2.1 million from the sale of its remaining shares of SMIC common stock.

(3)	In the December 2013 quarter, the Company realized a gain of $3.1 million from the sale of a portion of its shares of Nanya common stock.

(4)	In the September 2013 quarter, the Company realized a gain of $2.9 million from the sale of a portion of its shares of Nanya common stock.

(5)	In the June 2013 quarter, the Company realized a gain from the sale of investments of $7.3 million including $7.0 million from the sale of a portion of its shares of Nanya common stock.

(6)	In the March 2013 quarter, the Company realized a gain of $2.1 million from the sale of a portion of its shares of Nanya common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
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
Management assessed our internal control over financial reporting as of September 30, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 hereof.
Directors—The information required by this Item is incorporated by reference from the section entitled “Election of Directors” in our 2015 Proxy Statement for our annual meeting of stockholders which proxy statement will be filed no later than 120 days following the end of our 2014 fiscal year (the “2015 Proxy Statement”).
The disclosure required by Item 405 of Regulation S-K is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at http://www.issi.com/. We intend to disclose future amendments to our Code of Business Conduct and Ethics, or waivers of certain provisions of such Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.
The disclosure required by Items 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated by reference from the section entitled “Election of Directors” in our 2015 Proxy Statement.

Item 11. Executive Compensation
The information required by Item 402 and Items 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors,” in our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The disclosure required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders, Directors and Executive Officers—Beneficial Owners” and “Security Ownership of Principal Stockholders, Directors and Executive Officers—Security Ownership of Management” in our 2015 Proxy Statement.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the sections entitled “Certain Transactions” and “Election of Directors” in our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this Item appears under “Fees Paid to Accountants” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2015 Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Restated Certificate of Incorporation of Registrant (as amended to date).
3.2(7)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of Common Stock Certificate.
10.1(1)	Form of Indemnification Agreement.
10.2(5)*	1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(4)*	Nonstatutory Stock Plan, as amended.
10.4(3)*	1998 Stock Plan, as amended.
10.5(12)*	2007 Incentive Compensation Plan (as amended through February 11, 2014).
10.6(11)*	Form of Stock Appreciation Right Agreement for Officers.
10.7(11)*	Form of Stock Appreciation Right Agreement for Non-Officer Employees.
10.8(6)*	Executive Bonus Plan.
10.9(5)*	Form of Change in Control Agreement.
10.10(9)*	2012 Inducement Option Plan.
10.11(10)*	Nonqualified Deferred Compensation Plan.
10.12(9)+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.13(9)	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.14(8)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1	Power of Attorney (see page 71).
31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

+
Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(6)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(8)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.

(9)	Incorporated by reference to the Company's Report on Form 10-K filed December 14, 2012.

(10)	Incorporated by reference to the Company's Report on Form 8-K filed March 25, 2013.

(11)	Incorporated by reference to the Company's Report on Form 8-K filed November 12, 2013.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed February 14, 2014.

(b)	Exhibits
See (3) above

(c)	Financial statement schedules
See (2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date:	December 11, 2014
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

Signature	Title	Date

/S/ JIMMY S.M. LEE	Executive Chairman of the Board	December 11, 2014
(Jimmy S.M. Lee)

/S/ SCOTT D. HOWARTH	Director, President and Chief Executive Officer (Principal Executive Officer)	December 11, 2014
(Scott D. Howarth)

/S/ JOHN M. COBB	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 11, 2014
(John M. Cobb)

/S/ KONG-YEU HAN	Director and Vice Chairman	December 11, 2014
(Kong-Yeu Han)

/S/ PAUL CHIEN	Director	December 11, 2014
(Paul Chien)

/S/ JONATHAN KHAZAM	Director	December 11, 2014
(Jonathan Khazam)

/S/ KEITH MCDONALD	Director	December 11, 2014
(Keith McDonald)

/S/ STEPHEN PLETCHER	Director	December 11, 2014
(Stephen Pletcher)

/S/ BRUCE A. WOOLEY	Director	December 11, 2014
(Bruce A. Wooley)

/S/ JOHN ZIMMERMAN	Director	December 11, 2014
(John Zimmerman)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant (as amended to date).
3.2(7)	Amended and Restated Bylaws of Registrant.
4.1(1)	Form of Common Stock Certificate.
10.1(1)	Form of Indemnification Agreement.
10.2(5)*	1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.3(4)*	Nonstatutory Stock Plan, as amended.
10.4(3)*	1998 Stock Plan, as amended.
10.5(12)*	2007 Incentive Compensation Plan (as amended through February 11, 2014).
10.6(11)*	Form of Stock Appreciation Right Agreement for Officers.
10.7(11)*	Form of Stock Appreciation Right Agreement for Non-Officer Employees.
10.8(6)*	Executive Bonus Plan.
10.9(5)*	Form of Change in Control Agreement.
10.10(9)*	2012 Inducement Option Plan.
10.11(10)*	Nonqualified Deferred Compensation Plan.
10.12(9)+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.
10.13(9)	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.
10.14(8)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).
24.1	Power of Attorney (see page 71).
31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.

+
Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

(6)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.

(7)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.

(8)	Incorporated by reference to the Company's Report on Form 8-K filed December 6, 2012.

(9)	Incorporated by reference to the Company's Report on Form 10-K filed December 14, 2012.

(10)	Incorporated by reference to the Company's Report on Form 8-K filed March 25, 2013.

(11)	Incorporated by reference to the Company's Report on Form 8-K filed November 12, 2013.

(12)	Incorporated by reference to the Company's Report on Form 8-K filed February 14, 2014.