Form 10-K/A
period 2014-09-30
INTEGRATED SILICON SOLUTION INC
filed 2015-01-27
CIK 854701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this report on Form 10-K/A to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities owned or controlled by Integrated Silicon Solution, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

EXPLANATORY NOTE; FORWARD-LOOKING STATEMENTS

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, that was filed with the Securities and Exchange Commission (the “SEC”) on December 11, 2014 (the “Original Filing”). Because our definitive proxy statement relating to our 2015 annual meeting of stockholders (our “Proxy Statement”) will not be filed with the SEC within 120 days from the fiscal year ended September 30, 2014, this amendment includes the information required in Part III, Items 10 through 14 that would otherwise have been incorporated by reference to the Proxy Statement. Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments described above and reflected in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and other filings made with the SEC on or after the date of the Original Filing.

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 10 of the Original Filing.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in our Original Filing, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” in our Original Filing and elsewhere in this report could harm our business and adversely affect our results.

All forward-looking statements made by us are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report and the Original Filing. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers—See the section entitled “Executive Officers” in Part I, Item 1 of the Original Filing.

DIRECTORS

Our board of directors currently consists of nine (9) directors. The table below sets forth certain information regarding the directors of the Company, including ages of December 31, 2014:

Name	Age	Director Since	Principal Occupation
Jimmy S. M. Lee	59	1988	Executive Chairman of the Board of Directors of ISSI
Scott D. Howarth	54	2008	President and Chief Executive Officer of ISSI
Kong Yeu Han	59	2005	Vice Chairman of ISSI
Paul Chien	63	2008	Chairman of KISmart Corporation
Jonathan Khazam	53	2008	Vice President and General Manager of the Visual and Parallel Computing Group at Intel Corporation
Keith McDonald	67	2006	Independent Consultant
Stephen Pletcher	74	2008	Retired Semiconductor Industry Executive
Bruce A. Wooley	71	2002	Hancock Professor of Engineering, Emeritus, Department of Electrical Engineering, Stanford University
John Zimmerman	67	2008	Dean of the Executive Leadership Development Center for Saudi Electric Company

Except as set forth below, each Director has been engaged in his principal occupation described above during the past five (5) years. There are no family relationships among any directors or executive officers of ISSI.

Jimmy S.M. Lee is a co-founder of ISSI and has served on the ISSI Board of Directors since 1988. He has served as Executive Chairman of ISSI since April 2008. Mr. Lee has more than 30 years of experience in the semiconductor industry, including 25 years of executive experience at ISSI. From the time Mr. Lee co-founded ISSI in 1988 until 2008, he served as the ISSI’s Chairman and Chief Executive Officer.

Prior to ISSI, Mr. Lee held engineering management roles at other semiconductor companies including International CMOS Technology, Signetics Corporation, Toshiba Semiconductor Corporation and National Semiconductor Corporation.

Mr. Lee’s experience includes serving as a Board member of Alpha & Omega Semiconductor, Inc., a developer of advanced power semiconductor solutions, from 2006 to 2010, and Semiconductor Manufacturing International Corporation from (SMIC) from 2001 to 2004. Mr. Lee currently also serves as a member of the Board of Chrontel, a video optics company.

Mr. Lee holds an M.S. in electrical engineering from Texas Tech University and a B.S. in electrical engineering from National Taiwan University.

Mr. Lee’s extensive experience at ISSI and his strong understanding of the industry and company are key assets to the ISSI Board. Under his leadership, ISSI has successfully executed its strategy, made key acquisitions and created significant value for stockholders.

Scott D. Howarth has served as Chief Executive Officer of ISSI since April 2008, as a member of the ISSI Board of Directors since October 2008, and as President of ISSI since December 2007. Mr. Howard previously served as Chief Financial Officer of ISSI from February 2006 until May 2008.

From September 2001 to February 2006, Mr. Howarth served as Vice President of Finance and Administration and Chief Financial Officer of Chrontel, Inc., a San Jose, California based fabless semiconductor company. Over the course of his tenure at Chrontel, Mr. Howarth was responsible for accounting, finance, investor relations, and human resource matters. Prior to joining Chrontel, Mr. Howarth served as Chief Financial Officer at Scout Electromedia, a wireless consumer product company, and Securecom Networks Inc., a computer networking company that was successfully acquired. From 1984 to 2000, Mr. Howarth served at Intel Corporation in various senior financial and operational roles.

Mr. Howarth holds both an M.B.A. in Finance and a B.S. in mining engineering from the University of Idaho.

Mr. Howarth is a semiconductor industry leader with strong financial and operational experience. Mr. Howarth has been integral in developing and executing ISSI’s operational strategy, as well as its balanced and disciplined capital allocation strategy.

Kong Yeu Han is a co-founder of ISSI and has served on ISSI’s Board of Directors since 2005.

Mr. Han has served as Vice Chairman of ISSI since 2005. Mr. Han served as Chief Executive Officer of Integrated Circuit Solution Inc. from 1999 until 2005 and previously served as ISSI’s Executive Vice President from 1995 until 1998. Prior to this role, Mr. Han held several leadership roles within ISSI, including Vice President and General Manager of ISSI-Taiwan. Prior to co-founding ISSI, Mr. Han was Design Engineering Manager at Vitelic Corporation, a semiconductor company focused on the development of memory products, integrated circuits and other devices. Earlier in his career, Mr. Han served as a Staff Engineer at Signetics Corporation. From 1980 to 1984, Mr. Han was a Senior Engineer at Advanced Micro Devices and its subsidiary Monolithic Memories, Inc.

Mr. Han holds an M.S. in electrical engineering from the University of California, Santa Barbara and a B.S. in electrical engineering from National Taiwan University.

Mr. Han has more than 25 years of experience in the semiconductor industry and, as a co-founder of ISSI and long-time member of the management team, is intimately familiar with ISSI’s strategy and ability to execute such strategy. He also maintains strong relationships with many of ISSI’s key business partners and customers.

Paul Chien has been a member of the ISSI Board of Directors since January 2008. Mr. Chien has more than 30 years of experience in the semiconductor industry.

From 1995 to 2006, Mr. Chien held leadership positions of increasing responsibility at Vanguard International Semiconductor Corporation (VIS). Under his leadership as President and Chairman, Mr. Chien successfully orchestrated the transformation of VIS from a DRAM company to a specialty semiconductor foundry. Prior to VIS, Mr. Chien held various engineering and managerial positions at Taiwan Semiconductor Manufacturing Company and Intel Corporation. Mr. Chien was a founding member of TSMC North America, founded the Chinese-American Semiconductor Professional Association, and received the Intel Outstanding Achievement Award in 1984.

Mr. Chien currently serves as Chairman of KISmart Corporation and as a Board member of Neo Solar Power Technology Corporation and Inotera Memories Inc. Mr. Chien was previously Chairman of Global Testing Corporation (Taiwan), a semiconductor test company focused on logic and mixed signal semiconductors for consumer electronics and communication devices. In addition, Mr. Chien previously served on the Board of Directors of Trident Microsystems, Powerchip Corporation and Yageo Corporation.

Mr. Chien received a bachelor degree from Tunghai University in Taiwan and M.S. and Ch. E. degrees in engineering from the Massachusetts Institute of Technology.

ISSI benefits from Mr. Chien’s leadership experience, deep semiconductor expertise, and his considerable experience serving on corporate Boards of Directors.

Jonathan Khazam has served as a member of the ISSI Board of Directors since March 2008 and brings 30 years of technology leadership experience to the Board.

Since 1991, Mr. Khazam has served in a number of roles of increasing responsibility for Intel Corporation and is currently Corporate Vice President and General Manager of Intel’s Visual and Parallel Computing Group. He leads a global team responsible for the development of Intel’s integrated graphics, media, and display products, which have grown Intel PC graphics market segment share by approximately 20% since the start of his tenure in 2010, according to Jon Peddie Research. Prior to this role, Mr. Khazam built two new Intel divisions for the development and commercialization of platform software and award-winning development tool products. He previously held strategic, technical, and design-win marketing roles for industry-leading processor and platform products. Before joining Intel, Mr. Khazam held marketing and development positions at EIP Microwave and Hewlett-Packard.

He has served as a Board observer for Zend Technologies, a leading web infrastructure software company, and as a Board member and Finance Committee Chairman for The Eclipse Foundation, a not-for-profit corporation overseeing an open development platform for software lifecycle tools and frameworks.

Mr. Khazam holds an M.B.A. from the University of California at Berkeley Haas School of Business and a B.S. in electrical engineering from Cornell University.

Mr. Khazam’s extensive marketing and management experience in the semiconductor industry provides depth of skill and insight to the ISSI Board. His demonstrated success bringing new products to market, leading strategy development, and managing large global teams also adds significant value.

Keith McDonald has served as a member of the ISSI Board of Directors since December 2006 and brings more than 30 years of senior leadership experience to this position. Mr. McDonald is currently an independent consultant specializing in the establishment of international operations for Asian based corporations. From 2004 to 2007, Mr. McDonald served as Senior Vice President of Worldwide Sales and Marketing at Alien Technology Corporation, a supplier of Radio-Frequency Identification (RFID) innovations, technologies, and products.

Earlier in his career, Mr. McDonald served in senior leadership roles at Solectron Corporation, a global provider of electronics manufacturing and supply chain services, SMART Modular Technologies, Inc., a designer and manufacturer of memory sub-systems and embedded computers, Samsung Semiconductor, Inc., Toshiba America, Inc., and Rockwell International Semiconductor.

Mr. McDonald’s Board experience includes serving as Chairman of the Board of MemQuest Inc., a Solectron joint venture, from 2000 to 2003, and as a former Board member of Bay Pneumatics Inc., Efficere Corporation, Freedom Shopping, Inc., Samsung Semiconductor Inc., and SBS Technologies. Mr. McDonald has also served on supplier councils for public and private companies including Compaq Computer, EMC, IBM Corporation, Intel Corporation, and Sun Microsystems.

Mr. McDonald’s significant executive-level management expertise and successful business development track record are critical assets to the ISSI Board. In addition, the ISSI Board benefits from his extensive experience on public and private company boards.

Stephen Pletcher has served as a member of the ISSI Board of Directors since March 2008 and brings more than 40 years of executive experience in the high technology and semiconductor industries to ISSI.

From 1996 to 2006, Mr. Pletcher served as Managing Director of North American Operations for Vanguard International Semiconductor (VIS), where he established a strong foundry business with six Tier 1 U.S. customers. Prior to VIS, Mr. Pletcher was a Consultant and Director of Eastern Area Sales for IBM Microelectronics where he developed and grew its first worldwide merchant sales organization.

Mr. Pletcher previously held a number of leadership positions at semiconductor companies including Signetics Company, a division of Phillips Corporation, Taiwan Semiconductor Manufacturing Company, General Electric Semiconductor, RCA Solid State and Harris Semiconductor.

Mr. Pletcher has also served as a member of the Board of ChipWrights, Inc., a fabless semiconductor company.

Mr. Pletcher holds a B.A. in business administration from California State College.

Mr. Pletcher’s deep industry knowledge and leadership experience is highly relevant to ISSI’s expanded global presence. His demonstrated success in building customer relationships and developing business organizations within the semiconductor industry are critical to ISSI’s Board and strategy.

Dr. Bruce Wooley has served as a member of the ISSI Board of Directors since September 2002. Dr. Wooley is the Robert L. and Audrey S. Hancock Professor of Engineering, Emeritus, at Stanford University and has more than 40 years of relevant research experience.

Since 1984, Dr. Wooley has held a number of leadership positions within Stanford University, including Chairman of the Department of Electrical Engineering and Senior Associate Dean of Engineering and Director of the Integrated Circuits Lab. His research is in the field of integrated circuit design.

Dr. Wooley is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE), the world’s largest professional association for the advancement of technology, and a past President of the IEEE Solid-State Circuits Society. Dr. Wooley previously served as a member of the research staff at Bell Laboratories. In addition, Dr. Wooley served as a consultant to numerous electronics companies and leading global law firms, including Texas Instruments Inc., Intel Corporation, Fairchild Semiconductor Inc., Hewlett Packard Company, Jones Day and Kirkland & Ellis. He also currently serves as Chairman of the Board of Directors at Chrontel.

Dr. Wooley holds Ph.D., M.S. and B.S. degrees in electrical engineering from University of California, Berkeley.

Dr. Wooley’s technical background in electrical engineering as well as his proven leadership skills as an esteemed academic and Board member lend valuable expertise and insight relevant to product development and commercialization processes to ISSI’s Board of Directors.

Dr. John Zimmerman has served as a member of the ISSI Board of Directors since January 2008. Dr. Zimmerman is an experienced financial executive having served as chief financial officer for several public and private companies, and as a financial academic administrator and professor at a number of universities.

His prior chief financial officer experience includes roles at iSuppli Corporation and Level One Communications. While chief financial officer of Level One, Level One successfully completed its initial public offering and a follow-on public offering where he provided full and part-time services. Dr. Zimmerman previously founded CFO Solutions, LLC, a strategic and financial consulting firm for emerging technology companies.

Earlier in his career, Dr. Zimmerman held financial positions of increasing responsibility at Intel Corporation, Solar Turbines, a wholly owned subsidiary of Caterpillar Inc., and General Electric Company in its emerging aircraft engine group.

Dr. Zimmerman’s academic roles have included positions most recently at Argosy University, the International School of Management in Paris, France, Zayed University in the United Arab Emirates, the University of Southern Nevada, where he was the founding faculty member of the University’s M.B.A. Program, and Pepperdine University. In January 2015, he accepted a new position as Dean of the Executive Leadership Development Center for Saudi Electric Company.

He holds a B.B.A. in business administration from Ohio University, an M.B.A. from Xavier University, and a doctorate in organizational leadership from Pepperdine University, with a specialization in Entrepreneurship.

Dr. Zimmerman’s extensive industry experience in financial roles spanning both corporate and academic settings brings valuable perspective to ISSI’s Board. His proven track record of identifying complex issues, developing creative solutions and driving sustainable results are critical to executing ISSI’s growth strategy.

Board Leadership Structure and Role in Risk Oversight

Since March 2008, Mr. Lee has served as our Executive Chairman of the Board. In such role, Mr. Lee is also a part-time executive officer of ISSI. Prior to March 2008, Mr. Lee had served as our Chief Executive Officer and Mr. Howarth has served as our Chief Executive Officer since such time. The Board of Directors believes that Mr. Lee is best situated to serve as Chairman because he is the director most familiar with ISSI’s business and industry and most capable of identifying strategic priorities and leading the discussion and execution of strategy. As the former Chief Executive Officer and a founder of ISSI, Mr. Lee plays a key role as an interface between the independent directors and ISSI’s senior management team. The Board’s employee directors, Mr. Howarth and Mr. Han, provide insight on ISSI’s business, strategy and day to day operations. The Board’s independent directors provide a range of perspectives and insights in strategic development through their collective experience and expertise in a variety of management, engineering and financial roles in the semiconductor industry. The Board of Directors does not have a formal policy regarding whether the Chairman should be an independent director or a member of management. The Board believes that its current structure promotes strategic development and execution, and facilitates information flow between management and the Board of Directors, which the Board believes are essential to effective governance. ISSI does not have a lead independent director.

The Board of Directors and the Board committees oversee risk management in a number of ways. The Audit Committee oversees the management of financial and accounting related risks as an integral part of its duties. Similarly, the Compensation Committee considers risk management when setting the compensation policies and programs for ISSI’s executive officers. The Board of Directors and the Audit Committee regularly receive reports on various risk related items including risks related to foundry relationships, operation issues, intellectual property, taxes, products and employees. The Board of Directors and the Audit Committee also receive periodic reports on ISSI’s efforts to manage such risks through safety measures, insurance or self-insurance.

Board of Directors Meetings and Committees

The Board of Directors held six (6) meetings during fiscal 2014. The Board of Directors currently consists of Messrs. Lee, Howarth, Han, Chien, Khazam, McDonald, Pletcher, Wooley, and Zimmerman.

The Board of Directors has determined that each of Messrs. Chien, Khazam, McDonald, Pletcher, Wooley and Zimmerman, are “independent” as determined by applicable Nasdaq listing qualifications. The Board of Directors has four (4) standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee and the Strategy Committee.

Stockholders may communicate with members of the Board of Directors by mail addressed to an individual member of the Board, to the full Board, or to a particular committee of the Board, at the following address: 1623 Buckeye Drive, Milpitas, California 95035.

Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during fiscal 2014 during such time such person was a director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during fiscal 2014 during such time such person was a director. All members of the Board of Directors who were then serving on the Board of Directors attended the 2014 Annual Meeting. Our policy is that our board members are expected to attend each Annual Meeting.

The Audit Committee. The Audit Committee consists of Messrs. McDonald, Wooley and Zimmerman with Dr. Zimmerman serving as chairperson. The Audit Committee held five (5) meetings during fiscal 2014. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm; provides oversight and monitoring of our management and the independent registered public accounting firm and their activities with respect to our financial reporting process and internal controls; provides the Board of Directors with the results of its monitoring and recommendations derived there from; and provides to the Board of Directors such additional information and materials as it may deem necessary to make the Board of Directors aware of significant financial matters that require the attention of the Board of Directors. The full text of the Audit Committee Charter is published on our website at www.issi.com.

The Board of Directors believes that each member of the Audit Committee is an “independent director” as that term is defined by the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Dr. Zimmerman is an audit committee financial expert, as defined by SEC guidelines.

The Compensation Committee. The Compensation Committee consists of Messrs. Chien, Khazam and Pletcher with Mr. Pletcher serving as chairperson. The Board believes that each member of the Compensation Committee is an “independent director” as that term is defined by applicable Nasdaq listing standards. The Compensation Committee held nine (9) meetings during fiscal 2014. The Compensation Committee makes recommendations to the Board of Directors regarding our executive compensation policies and makes equity grants. The full text of the Compensation Committee charter can be found on our website at www.issi.com. For more information on our Compensation Committee, see “Compensation Discussion and Analysis” beginning on page 8.

The Nominating Committee. During fiscal 2014, the Nominating Committee consisted of Messrs. McDonald, Pletcher and Wooley, each of whom is deemed to be an “independent director” as that term is defined by the Nasdaq listing standards. In December 2014, Dr. Zimmerman replaced Mr. Wooley on such committee. The Nominating Committee held two (2) meetings during fiscal 2014. The full text of the Nominating Committee Charter is published on our website at www.issi.com. The Nominating Committee recommends nominees for election as directors to the Board of Directors. All members of the Nominating Committee are non-employee directors.

When considering a potential director candidate, the Nominating Committee looks for demonstrated character, judgment, relevant business, functional and industry experience, and a high degree of acumen. The Nominating Committee’s process for identifying and evaluating nominees typically involves a series of internal discussions, review of information concerning candidates, and interviews with selected candidates. In general, candidates for nomination to the Board are suggested by directors or by employees. The Nominating Committee also considers issues of diversity, such as education, professional experience and differences in viewpoints and skills. The Nominating Committee does not have a formal policy with respect to diversity; however, the Board of Directors and the Nominating Committee believe that it is important that the members of the Board of Directors represent diverse viewpoints. There are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or not. During fiscal 2014, we did not pay any third party to identify or assist in identifying or evaluating potential nominees.

The Strategy Committee. During fiscal 2014, the Strategy Committee consisted of Messrs. Lee, Chien and Zimmerman. The Strategy Committee was formed to advise the Board with respect to the Company’s strategy. The full text of the Strategy Committee Charter is published on our website at www.issi.com.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is published on our website at http://www.issi.com. We intend to disclose future amendments to our Code of Business Conduct and Ethics, or waivers of certain provisions of such Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) and related rules under the Exchange Act require our directors, executive officers and stockholders holding more than 10% of our common stock to file reports of holdings and transactions in ISSI stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of filings under Section 16(a) of the Exchange Act received by us during fiscal 2014, or written representations from certain reporting persons, we believe that during fiscal 2014, all Section 16 filing requirements were met except that Mr. Cobb had one late Form 4 filing with respect to one transaction.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Compensation Committee”) consists of Messrs. Chien, Khazam and Pletcher with Mr. Pletcher as chair. The Compensation Committee oversees and administers ISSI’s executive compensation program. The Compensation Committee is comprised entirely of independent directors determined in accordance with various Nasdaq, SEC and Internal Revenue Code rules. The Compensation Committee’s goal is to ensure that the total compensation paid to ISSI’s executive officers is fair, reasonable and competitive. The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of the Compensation Committee charter can be found on ISSI’s website at www.issi.com.

Compensation Philosophy and Objectives

Our philosophy towards executive compensation reflects the following principles:

•	Total compensation opportunities should be competitive. We believe that our overall compensation program should be competitive so that we can attract, retain and motivate talented executives.

•	Total compensation should be related to our performance. We believe that a significant portion of our executives’ total compensation should be linked to achieving specified financial objectives that we believe will create stockholder value.

•	Total compensation should be related to individual performance. We believe that executives’ total compensation should reward individual performance achievements and encourage individual contributions to achieve better performance.

•	Equity awards help executives think like stockholders. We believe that our executives’ total compensation should have a significant equity component because stock based equity awards help reinforce the executive’s long-term interest in our overall performance and thereby align the interests of the executive with the interests of our stockholders.

•	Our compensation program should reflect our corporate culture. We believe that our overall compensation program should reflect our corporate culture which includes carefully managing operating expenses, including salaries, and rewarding executives and other employees in the event that ISSI is successful. To promote this culture, our executives receive relatively low base salaries and are eligible to receive significant bonuses in the event ISSI achieves its operating targets. Executives may also earn significant gains from equity awards in the event of increases in ISSI’s stock price. Our corporate culture also emphasizes teamwork, especially among our executive officers. To encourage teamwork, we structure executive compensation (particularly base salary and bonus amounts) at the same levels for similarly situated members of our executive team.

Determining Executive Compensation

In establishing our overall executive compensation program, the Compensation Committee consults with ISSI’s senior management including our Executive Chairman and our Chief Executive Officer. However, our executives do not participate in any Board or Compensation Committee deliberations relating to their own compensation.

The Compensation Committee did not engage a compensation consultant in fiscal 2014. In each year since fiscal 2009, the Compensation Committee engaged Compensia, Inc. as a compensation consultant to review ISSI’s equity award strategy and provide an assessment of ISSI’s overall executive compensation structure. For fiscal 2014, the Compensation Committee also utilized data provided by Equilar, Inc. to determine the appropriate peer group and to obtain data on the executive compensation practices of such peer group. The Compensation Committee expects to engage a compensation consultant in fiscal 2015. In setting compensation, the Compensation Committee does not target a specific percentile in the range of comparative information for each individual executive or for each component of compensation. Instead, the Compensation Committee structures a total compensation package in view of the comparative information and such other factors specific to the executive, including level of responsibility, prior experience, expectations of future performance and ISSI’s corporate culture. For fiscal 2014, the Compensation Committee did not use peer group executive compensation information.

As discussed in more detail below, the Compensation Committee determined to make only minor changes to the base salaries and other cash compensation of ISSI’s executives for fiscal 2015 compared to fiscal 2014. As described below, for fiscal 2014, the Compensation Committee used the same methodology as it did in fiscal 2013 with respect to the type of equity awards for executive officers by utilizing cash settled stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) as part of a program to reduce the use of stock options and the ownership dilution to ISSI stockholders.

At our last annual meeting of stockholders held in February 2014, our stockholders approved an advisory (non-binding) proposal concerning our executive compensation program with over 79% of the votes cast in favor of the proposal. The Compensation Committee considered the results of this vote in establishing the compensation program for fiscal 2015.

Each executive receives a mix of compensation comprised of base salary, cash bonuses and equity awards. The amount of compensation allocated to each element of compensation is determined on a case-by-case basis. ISSI does not have specific policies for allocating between long-term and currently paid out compensation nor policies for allocating between cash and non-cash compensation, and among different forms of non-cash compensation. In recent years, in line with ISSI’s corporate culture, the Compensation Committee has emphasized variable compensation under the bonus plan and equity awards rather than base salary to compensate executives.

With respect to ISSI’s cash bonus program, each year the Compensation Committee sets cash bonus levels based on each executive’s function and performance and ISSI’s overall goals for the coming fiscal year. The amount of cash bonus ultimately paid depends on the extent to which performance goals are achieved, subject to adjustment at the discretion of the Compensation Committee (however, no adjustments were made for fiscal 2014).

As described in greater detail below in the “Analysis of Elements of Executive Compensation,” the Compensation Committee considers both ISSI performance and individual performance when determining the level of executive compensation. The executive bonus plan is an “at risk” bonus designed to induce executive officers to accomplish ISSI’s overall business goals and a level of individual performance and reflects a philosophy that total compensation should be related both to ISSI’s performance and individual performance. The Compensation Committee believes that the various elements of executive compensation work together to promote its objective that total compensation should be related both to ISSI’s performance and individual performance.

Elements of Executive Compensation

The components of ISSI’s executive compensation are as follows:

•	Base salary;

•	Executive bonus program; and

•	Equity awards.

All of ISSI’s executive and non-executive employees who meet the relevant eligibility requirements may also participate in the following programs:

•	Employee stock purchase plan. This plan is a tax-qualified plan pursuant to which participants can purchase ISSI stock at a 15% discount to the lower of the market price at the beginning or end of each six month purchase period. Under this plan, a participant can invest a maximum amount equal to 10% of base salary and commissions, provided that such amount cannot exceed $25,000 in any year.

•	A tax-qualified, employee-funded 401(k) plan. ISSI makes matching contributions of fifty (50) cents for every pre-tax dollar an employee contributes up to 10% of the employee’s eligible compensation, with a match limit of $6,000 per employee. The plan does not permit the purchase of shares of ISSI common stock.

•	Health and welfare benefits. ISSI executive officers are eligible to receive the same health benefits that are available to other employees and a contribution to their benefit premium that is the same as provided to other employees. Under this plan, the cost to ISSI is dependent on the level of benefits coverage an employee elects.

ISSI seeks to reward shorter-term performance through base salary and the bonus program. Longer-term performance is incentivized through equity grants.

Analysis of Elements of Executive Compensation

Base Salary

The Compensation Committee’s goal is to provide ISSI executives with sufficient base salaries. In setting salaries for fiscal 2015, the Compensation Committee considered the executive’s salary for the prior fiscal year and ISSI’s overall budget for employee salary changes. The Compensation Committee also considers the level of job responsibilities, the prior performance of the executive and ISSI, the executive’s experience and tenure, the base salaries of the other ISSI executive officers, the expected future contributions of the executive, and general compensation trends and practices in the technology industry. In setting base salaries, the Compensation Committee does not utilize any particular formula but instead exercises judgment in view of its overall compensation philosophy and objectives. Individual base salaries are reviewed annually.

In November 2014, the Compensation Committee met to approve the salaries of ISSI executives for fiscal 2015. In this regard, although the Compensation Committee was pleased with the performance of our executives, in light of the desire to control overall operating expenses, the Compensation Committee determined to make limited salary changes from the salaries which were in effect as of October 31, 2014. Specifically, Mr. Howarth’s base salary was increased by $7,000 to $352,000, Mr. Cobb’s base salary was increased by $6,000 to $290,000, Mr. K.Y. Han’s base salary was increased by $16,000 to $290,000 and Mr. James Han’s base salary was increased by $6,000 to $290,000. Mr. Lee’s base salary remained at $200,000.

Executive Bonus Program

ISSI rewards achievement of shorter term performance objectives through its cash bonus program under which its executives participate. Under the bonus plan, the Compensation Committee determines the performance goals applicable to any award which goals may include, without limitation, total revenue, revenue from specific product lines, cash flow; earnings; earnings per share; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; operating profit; gross or operating margin and individual objectives. As determined by the Compensation Committee, the performance goals may be based on U.S. generally accepted accounting principles (“GAAP”) or Non-GAAP results and any actual results may be adjusted by the Compensation Committee for one-time items or unbudgeted or unexpected items when determining whether the performance goals have been met. The goals may be on the basis of any factors the Compensation Committee determines relevant, and may be on an individual or Company-wide basis. The performance goals may differ from participant to participant and from award to award.

Under the bonus plan, at the beginning of each fiscal year, the Compensation Committee sets one or more performance metrics under the plan and also determines the discretionary amounts which may be awarded under the plan. As described in the Proxy Statement for ISSI’s Annual Meeting in 2014, under the bonus program for fiscal 2014, our executives were eligible to receive specified cash bonuses based on performance goals for fiscal 2014 which were 30% based on operating income, 25% based on total revenue (excluding acquisitions), 5% based on analog product revenue, 10% based on flash memory revenue, 10% based on revenue from new products and 20% based on the individual’s performance as determined at the discretion of the Compensation Committee. Based on ISSI’s financial results for fiscal 2014, the aggregate payout under the variable compensation program was 58.3% of the target. This percentage was based on a 23% payout on the operating income target, a 24.6% payout on the total revenue target, a 0% payout on the flash memory revenue target, a 3.7% payout on the analog product revenue target, a 7% payout on the revenue from new products target and a 100% payout on the discretionary portion. As a result, the Compensation Committee approved cash bonuses for Scott Howarth, K.Y. Han, John Cobb and James Han in the amount of $225,504, $177,741, $161,298 and $177,741, respectively. Mr. Lee did not participate in the executive bonus program for fiscal 2014 due to his reduced time status.

In determining the award levels under the discretionary portion of the bonus plan, the Compensation Committee considered, among other things, input from the Board of Directors regarding the performance of the Chief Executive Officer, input from our Executive Chairman and our Chief Executive Officer with respect to the performance of the other executives, input on the proposed payouts received from the Board of Directors and the Chief Executive Officer, the compensation, performance and responsibilities of each executive relative to each other executive, ISSI’s performance, ISSI’s performance relative to the overall industry, ISSI’s need to retain its employees and the overall amount of compensation paid to executives under both the performance based and discretionary based portions of the bonus plan.

In setting the award levels for the executive bonus program for fiscal 2015, the Compensation Committee considered, among other things, the individual performance of the executive officers, the compensation, performance and responsibilities of each executive relative to each other executive, ISSI’s performance, ISSI’s performance relative to the overall industry and other factors such as ISSI’s need to retain its key employees. For fiscal 2015, the Compensation Committee determined that the variable compensation program should be based 30% on ISSI’s operating income, 25% based on total revenue, 10% based on revenue from new products, 10% based on revenue from Flash products, 5% based on revenue from analog products and 20% discretionary. For purposes of the bonus plan, the Compensation Committee established a target for ISSI performance in each of these areas (other than discretionary). The Compensation Committee established targets which it believes are challenging, require a high level of performance and motivate our executives to drive stockholder value, but which targets are expected to be achievable in the context of expected business conditions at the time the targets were set. ISSI’s performance in each area must be at least 75% of the target before a payout is made in such area (other than discretionary) and the maximum amount payable for performance in each area is 125% of the target (other than discretionary). We are not disclosing the exact targets at this time because such information involves confidential financial information, the disclosure of which would result in competitive harm to us. At the targeted level of performance, the bonus amount allocated to Mr. Howarth was $295,000, the amount allocated to Mr. Cobb was $220,000, the amount allocated to Mr. K.Y. Han was $236,000 and the amount allocated to Mr. James Han was $236,000. Due to his reduced time status, Mr. Lee was not allocated any bonus amounts for fiscal 2015.

Equity Awards

Determining the Overall Level of Equity Compensation Awards. We use equity compensation to incentivize a large number of our employees. In fiscal 2014, approximately all regular, full-time employees received equity based compensation. Our use of equity compensation for our employees is driven by our goal of aligning the long-term interests of our employees with our overall performance and the interests of our stockholders. We view equity awards as essential in hiring and retaining professional talent and in directing the efforts of key employees to maximize long-term total return to stockholders. In granting equity awards, we attempt to attract and retain key employees, while being cognizant of the effects such grants will have on charges to our income statement and on the dilutive impact that such equity compensation will have on our stockholders. Depending on both the performance of our common stock and the hiring environment in our industry, we may grant stock options, RSUs, SARs or other awards as deemed appropriate to meet our employment and financial performance objectives. Our overall level of equity awards for fiscal 2015 was made after considering the number of awards granted in prior years, relevant industry data, the number of shares needed for existing employees and for new hires, input from the members of senior management, the number of shares granted in fiscal 2014 and the need to attract and retain employees.

Type of Equity Awards. Like many other technology companies, ISSI had historically relied almost exclusively on stock options to attract, incentivize and retain the talented employees that are needed to support its business. However, beginning in fiscal 2013, ISSI changed its equity award program to reduce the number of stock options granted and to instead utilize cash settled SARs and RSUs. Since the SARs will be settled in cash, not shares, the SARs will not dilute the ownership interests of ISSI stockholders. As a result of this change, ISSI grants more RSUs which, together with the use of cash settled SARs, will result in substantially fewer stock options being granted than in prior years. ISSI is continuing this approach to equity awards in response to feedback received from several of its stockholders in recent years. In connection with this program, at a meeting of the Compensation Committee held on November 6, 2014, Mr. Lee, Mr. Howarth, Mr. Cobb, Mr. James Han and Mr. K.Y. Han were granted SARs for 60,000 shares, 60,000 shares, 33,000 shares, 37,000 shares and 44,000 shares, respectively. Such individuals were also granted RSUs for 20,000 shares, 20,000 shares, 16,000 shares, 17,600 shares and 20,000 shares, respectively.

ISSI generally determines the number of RSUs and stock options to be granted based on the accounting value of such awards. Since an RSU for one share has a higher accounting value than an option for one share, the number of shares granted under an RSU award will generally be substantially lower than the number of shares under a stock option award that has an equivalent accounting value. Therefore, since fewer RSU shares are issued compared to option shares, the use of RSUs will result in less ownership dilution to stockholders.

Allocation of Stock Option Awards. In fiscal 2014, we granted a total of 543,139 options and RSUs to all employees which represented approximately 1.8% of our shares outstanding at September 30, 2014. Of such amount, options and RSUs for a total of 76,062 shares were granted to our executives, representing approximately 14% of all options and RSUs granted in fiscal 2014. Options granted to executives vest over a period of four years. In fiscal 2014, we granted a total of 778,746 SARs to all employees. Of such amount, SARs for a total of 330,000 shares were granted to our executives, representing approximately 42% of all SARs granted in fiscal 2014. A set formula for allocating options to executives as a group or to any particular executive is not utilized. Instead, the Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of shares to be granted to all participants during the year. The number of shares granted to each named executive for fiscal 2014 is set forth in the Grants of Plan-Based Awards Table. As described above, in determining the type of equity awards granted to each named executive officer for fiscal 2015, the Compensation Committee decided to use a combination of cash settled SARs and RSUs. In determining the level of equity grants, the Compensation Committee considered the overall factors described above.

Timing of Equity Awards. The Compensation Committee typically grants equity awards to executives once per year. Such grants are made at a meeting of the Compensation Committee held in the first quarter of the fiscal year. For fiscal 2015, the annual grants were made on November 6, 2014. Grants to new employees are typically made six times per year at Compensation Committee meetings. We do not have any program, plan or practice to time grants in coordination with the release of material non-public information. We do not time, nor do we plan to time, the release of material non-public information for the purposes of affecting the value of executive compensation. Our 2007 Plan provides that the exercise price of stock options and SARs be the market closing price of our stock on the grant date.

Executive Equity Ownership Guidelines. We encourage our executives to hold an equity interest in ISSI. In January 2015, ISSI established stock ownership guidelines which require its Chief Executive Officer to hold ISSI shares with a value of at least three times his base salary and which require other executive officers to hold at least 20,000 shares of ISSI stock. Non-employee directors are required to hold ISSI shares with a value equal to at least three times the annual Board retainer amount.

We do not permit executives to sell short ISSI stock or to engage in transactions in publicly traded options or derivative securities with respect to ISSI stock.

Non-Qualified Deferred Compensation Plan

In March 2013, our Compensation Committee adopted a non-qualified deferred compensation plan. Mr. Lee, Mr. Howarth, Mr. Cobb and Mr. K.Y. Han receive benefits under this plan and any preferential or above-market earnings are included in the column labeled “Change in Pension Value and Non-qualified Deferred Compensation Earnings” in the Summary Compensation Table on page 15.

We have a pension plan covering our Taiwan based employees. During fiscal 2014, one of our executive officers, James Han, received retirement benefits under this plan and such amounts are included in the column labeled “Change in Pension Value and Non-qualified Deferred Compensation Earnings” in the Summary Compensation Table on page 15.

Perquisites

While ISSI seeks to offer a level of perquisites sufficient to recruit and retain key executive talent, ISSI believes that setting appropriate levels of base and variable pay are of greater importance to motivating key talent and increasing stockholder return than any package of non-cash perquisites. Since Mr. K.Y. Han and Mr. James Han spend a significant amount of time on ISSI business in both the U.S. and in Taiwan, they each receive a housing allowance, a car allowance and tax equalization payments to compensate them for the costs of maintaining dual residences. Other than such arrangements, there are no significant recurring perquisites granted to executive officers.

Executive Compensation Clawback Policy; Financial Restatement

In December 2014, upon the recommendation of the Compensation Committee, the ISSI Board implemented a policy regarding retroactive adjustments to any cash or equity based incentive compensation paid to our executives where such payments were predicated upon the achievement of certain financial results that would subsequently be the subject of a restatement.

Change of Control Considerations

All of our executives are employed at will. Except for the severance program described below, none of our executives have employment agreements, severance payment arrangements or payment arrangements that would be triggered by a merger or other change of control of ISSI.

On February 6, 2009, the Board of Directors and the Compensation Committee approved a severance program for all ISSI employees. Prior to this action, none of ISSI’s executives or employees had any severance arrangements except as required by law in China, Taiwan and certain other non-U.S. countries. The severance program covers all of ISSI’s employees and provides for a severance amount to be paid in a lump sum in the event the employee is terminated without “cause” (as defined in the program) or resigns for “good reason” (as defined in the program) within one year following a “change of control” (as defined in the program) of ISSI (a “triggering event”). The severance amount is equal to one year of base salary and benefits for executive officers, six months of base salary and benefits for non-officer vice presidents and one month of salary plus two weeks of salary for each year of service and benefits for all other employees. The severance program also provides for full acceleration of an employee’s equity awards upon the occurrence of a triggering event as to such employee. In addition, immediately prior to a “change of control” (as defined in the program), each participant in the ISSI executive bonus program will receive a pro-rata bonus payment for the portion of the fiscal year ending on the date of the change of control in an amount determined by the Compensation Committee. Prior to the adoption of the severance program, a substantial number of ISSI’s employees were and will continue to be eligible to receive severance payments as required by statute in China, Taiwan and certain other non-U.S. countries and any payment to an employee under the severance program will be offset by the amount any such employee receives under a statutory severance program.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, the Compensation Committee considers the anticipated accounting and tax implications to ISSI and its executives. While the Compensation Committee considers the applicable accounting and tax treatment, these factors alone are not dispositive, and the Compensation Committee also considers the cash and non-cash impact of the programs and whether a program is consistent with ISSI’s overall compensation philosophy and objectives.

Section 162(m) imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of the next four most highly compensated executive officers, unless certain criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of stock options and SARs under our 2007 Plan qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction in connection with such awards. We do not believe that grants of RSUs under our 2007 Plan that vest solely based on the passage of time qualify as performance based for purposes of satisfying the conditions of Section 162(m). In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore the Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

ISSI records a charge to its income statement for the estimated value of stock-based awards.

Role of Executives in Executive Compensation Decisions

The Compensation Committee seeks input from our Chief Executive Officer and our Executive Chairman, when discussing the performance of, and compensation levels for executives other than such persons. None of our executives participate in deliberations relating to his own compensation. In particular, the Compensation Committee seeks input from our Chief Executive Officer and Executive Chairman in assessing the performance of individual executive officers, assessing competitive conditions in the market for retaining key employees and establishing ISSI’s business goals and financial objectives which are used by the Compensation Committee in setting compensation levels.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Chien, Khazam and Pletcher with Mr. Pletcher serving as chairperson. None of such members has been or is an officer or an employee of ISSI. No member of the Compensation Committee or executive officer of ISSI has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee of the Board of Directors1

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis section of this report on Form 10-K/A required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee recommended the inclusion of the Compensation Discussion and Analysis in this report on Form 10-K/A.

Compensation Committee of the Board of Directors Stephen Pletcher, Chairperson Paul Chien Jonathan Khazam

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of ISSI under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all compensation received for services rendered to ISSI and ISSI’s subsidiaries in all capacities during the last three fiscal years by (i) our Executive Chairman of the Board of Directors, (ii) our President and Chief Executive Officer, (iii) our Vice President and Chief Financial Officer, and (iv) the two (2) other executive officers who were serving as executive officers as of the end of fiscal 2014 (such officers are hereinafter collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Jimmy S.M Lee Executive Chairman of the Board	2014 2013 2012	200,000 200,000 200,000	— — —	135,120 274,200 280,800	362,800 215,895 223,855	— — —	3,968 10,507 10,331	(5) (5) (5)	— — —	701,888 700,602 714,986
Scott D. Howarth President and Chief Executive Officer	2014 2013 2012	343,885 333,923 324,000	— — —	212,048 274,200 234,000	362,800 259,074 268,626	225,504 130,480 134,400	630 66 —	(5) (5)	— — —	1,144,867 997,743 961,026
John M. Cobb Vice President and Chief Financial Officer	2014 2013 2012	277,646 271,954 264,108	— — —	156,282 182,800 140,400	226,750 151,127 156,699	161,298 93,200 96,000	277 33 —	(5) (5)	— — —	822,253 699,114 657,207
Kong Yeu Han(4) Vice Chairman	2014 2013 2012	271,470 263,572 259,135	— — —	173,044 182,800 140,400	294,775 172,716 179,084	177,741 102,520 105,600	684 55 —	(5) (5)	34,128 27,282 27,108	951,842 748,945 711,327
James Han(4) Executive Vice President General Manager, ISSI- Taiwan & SRAM/DRAM Business Division	2014 2013 2012	278,611 270,843 267,571	— — —	173,044 182,800 140,400	249,425 172,716 179,084	177,741 102,520 105,600	664 2,975 9,252	(6) (6) (6)	36,356 48,747 37,732	915,841 780,601 739,639

(1)	Represents the base salary earned by each executive in the corresponding fiscal year.
(2)	Includes bonuses earned for performance in the fiscal year noted even though such amounts are payable in subsequent years. Excludes bonuses paid in the fiscal year noted but earned in prior years. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for further discussion on how bonuses were determined.
(3)	Represents the aggregate grant date fair value of awards made each fiscal year computed in accordance with ASC 718 Compensation — Stock Compensation. For information on the valuation assumptions made with respect to the foregoing option grants, please refer to the assumptions stated in Note 11 “Stock-Based Compensation” to Consolidated Financial Statements in ISSI’s audited financial statements for the fiscal year ended September 30, 2014, included in the Original Filing. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(4)	All other compensation consists of allowances for the cost of maintaining dual residences.
(5)	Such amount is comprised of earnings in excess of 120% of the applicable federal rate.
(6)	Such amount is comprised of change in pension value.

Grants of Plan Based Awards in Fiscal Year 2014

The following table sets forth information concerning grants of plan based awards to each of the Named Executive Officers during the fiscal year ended September 30, 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Market Price on Grant Date ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)
Jimmy S.M. Lee(4)		—	—	—	—	—	—	—	—
	11/7/2013	—	—	—	—	80,000	10.96	10.96	362,800
	2/11/2014	—	—	—	12,000	—	—	11.26	135,120
Scott Howarth(5)		—	288,000	345,600	—	—	—	—	—
	11/7/2013	—	—	—	—	80,000	10.96	10.96	362,800
	11/7/2013	—	—	—	7,019	—	—	10.96	76,928
	2/11/2014	—	—	—	12,000	—	—	11.26	135,120
John M. Cobb(6)		—	206,000	247,200	—	—	—	—	—
	11/7/2013	—	—	—	—	50,000	10.96	10.96	226,750
	11/7/2013	—	—	—	5,013	—	—	10.96	54,942
	2/11/2014	—	—	—	9,000	—	—	11.26	101,340
Kong Yeu Han(7)		—	227,000	272,400	—	—	—	—	—
	11/7/2013	—	—	—	—	65,000	10.96	10.96	294,775
	11/7/2013	—	—	—	5,515	—	—	10.96	60,444
	2/11/2014	—	—	—	10,000	—	—	11.26	112,600
James Han(8)		—	227,000	272,400	—	—	—	—	—
	11/7/2013	—	—	—	—	55,000	10.96	10.96	249,425
	11/7/2013	—	—	—	5,515	—	—	10.96	60,444
	2/11/2014	—	—	—	10,000	—	—	11.26	112,600

(1)	Awards of SARs and/or stock options.
(2)	The exercise price of SARs and/or option awards was determined based on the closing price of ISSI’s common stock on the date of grant.
(3)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.
(4)	Mr. Lee did not participate in the executive bonus plan in fiscal 2014 due to his reduced time status. Mr. Lee received equity grants under the 2007 Plan. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for the terms of such award.
(5)	For fiscal 2014, under the executive bonus plan, Mr. Howarth’s performance based bonus target was $288,000 which included $230,400 based on achievement of ISSI performance metrics and $57,600 based on individual performance determined at the discretion of the Compensation Committee. The actual payment to Mr. Howarth pursuant to the executive bonus plan was a total of $225,504, consisting of $167,904 based on the ISSI performance metrics, which was equal to 72.9% of his target bonus based on such metrics, and $57,600 based on performance as determined by the Compensation Committee, which was equal to 100% of his target discretionary bonus. There was no minimum threshold award set forth in the executive bonus plan. The maximum award under the variable portion of the bonus program which was based on performance for fiscal 2014 was $288,000, or 125% of the target, and the maximum discretionary award for fiscal 2014 for Mr. Howarth was $57,600. Mr. Howarth also received grants under the 2007 Plan. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for the terms of such award.
(6)	For fiscal 2014, under the executive bonus plan, Mr. Cobb’s performance based bonus target was $206,000 which included $164,800 based on achievement of ISSI performance metrics and $41,200 based on individual performance determined at the discretion of the Compensation Committee. The actual payment to Mr. Cobb pursuant to the executive bonus plan was a total of $161,298, consisting of $120,098 based on the ISSI performance metrics, which was equal to 72.9% of his target bonus based on such metrics, and $41,200 based on performance as determined by the Compensation Committee, which was equal to 100% of his target discretionary bonus. There is no minimum threshold award set forth in the executive bonus plan. The maximum award under the variable portion of the bonus program which was based on performance for fiscal 2014 was $206,000, or 125% of the target, and the maximum discretionary award for fiscal 2014 for Mr. Cobb was $41,200. Mr. Cobb also received grants under the 2007 Plan. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for the terms of such award.
(7)	For fiscal 2014, under the executive bonus plan, Mr. Han’s performance based bonus target was $227,000 which included $181,600 based on achievement of ISSI performance metrics and $45,400 based on individual performance determined at the discretion of the Compensation Committee. The actual payment to Mr. Han pursuant to the executive bonus plan was a total of $177,741 consisting of $132,341 based on the ISSI performance metrics, which was equal to 72.9% of his target bonus based on such metrics, and $45,400 based on performance as determined by the Compensation Committee, which was equal to 100% of his target discretionary bonus. There is no minimum threshold award set forth in the executive bonus plan. The maximum award under the variable portion of the bonus program which was based on performance for fiscal 2014 was $227,000, or 125% of the target, and the maximum discretionary award for fiscal 2014 for Mr. Han was $45,400. Mr. Han also received grants under the 2007 Plan. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for the terms of such award.
(8)

For fiscal 2014, under the executive bonus plan, Mr. Han’s performance based bonus target was $227,000 which included $181,600 based on achievement of ISSI performance metrics and $45,400 based on individual performance determined at the discretion of the Compensation Committee. The actual payment to Mr. Han pursuant to the executive bonus plan was a total of $177,741 consisting of $132,341 based on the ISSI performance metrics, which was equal to 72.9% of his target bonus based on such metrics, and $45,400 based on performance as determined by the Compensation Committee, which was equal to 100% of his target discretionary bonus. There is no minimum threshold award set forth in the executive bonus plan. The maximum award under the variable portion of the bonus program which was based on performance for fiscal 2014 was $227,000, or 125% of the target, and the maximum discretionary award for fiscal 2014 for Mr. Han was $45,400. Mr. Han also received grants under the 2007 Plan. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for the terms of such award.

Summary Compensation Table and Grants of Plan-Based Awards Table Discussion

Based on the data stated in the Summary Compensation Table, the level of salary, bonus and non-equity incentive plan compensation in proportion to total compensation ranged from approximately 28% to 53% for the named executive officers in fiscal 2014. See the “Compensation Discussion and Analysis” section of this report on Form 10-K/A for further discussion of overall compensation and now compensation is determined.

We do not have employment contracts with our named executive officers, nor do we have agreements to pay severance on involuntary termination or retirement except for our severance program as described under “Change of Control Considerations” on page 13 of this report on Form 10-K/A.

For a discussion of the material terms of the awards listed in the Grants of Plan-Based Awards Table, see the discussion of the equity awards and incentive cash bonuses in the “Compensation Discussion and Analysis” section of this report on Form 10-K/A.

We have not repriced any stock options or made any material modifications to any equity based awards held by our Named Executive Officers during fiscal 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by each of the Named Executive Officers as of September 30, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jimmy S.M Lee	20,834	—		1.95	11/06/15	—		—
	75,000	—		4.34	11/12/16	—		—
	47,917	2,083	(1)	7.57	11/29/17	—		—
	36,458	13,542	(2)	9.36	10/28/18	—		—
	22,917	27,083	(3)	9.14	11/06/19	—		—
	—	80,000	(4)	10.96	11/07/20	—		—
					11/29/14	7,500	(5)	103,050
					10/28/15	15,000	(6)	206,100
					11/06/16	22,500	(7)	309,150
					11/07/17	12,000	(9)	164,880

Total	203,126	122,708				57,000		783,180

Scott D. Howarth	10,000	—		6.05	3/31/15	—		—
	51,000	—		1.95	11/06/15	—		—
	51,000	—		4.34	11/12/16	—		—
	57,500	2,500	(1)	7.57	11/29/17	—		—
	43,750	16,250	(2)	9.36	10/28/18	—		—
	27,500	32,500	(3)	9.14	11/06/19	—		—
	—	80,000	(4)	10.96	11/07/20	—		—
					11/29/14	6,250	(5)	85,875
					10/28/15	12,500	(6)	171,750
					11/06/16	22,500	(7)	309,150
					11/07/17	7,019	(8)	96,441
					11/07/17	12,000	(9)	164,880

Total	240,750	131,250				60,269		828,096

John M. Cobb	60,000	—		4.34	11/12/16	—		—
	33,542	1,458	(1)	7.57	11/29/17	—		—
	25,521	9,479	(2)	9.36	10/28/18	—		—
	16,042	18,958	(3)	9.14	11/06/19	—		—
	—	50,000	(4)	10.96	11/07/20	—		—
					11/29/14	3,750	(5)	51,525
					10/28/15	7,500	(6)	103,050
					11/06/16	15,000	(7)	206,100
					11/07/17	5,013	(8)	68,879
					11/07/17	9,000	(9)	123,660

Total	135,105	79,895				40,263		553,214

Kong Yeu Han	100,000	—		7.29	6/27/15	—		—
	60,000	—		1.95	11/06/15	—		—
	75,000	—		4.34	11/12/16	—		—
	38,333	1,667	(1)	7.57	11/29/17	—		—
	29,167	10,833	(2)	9.36	10/28/18	—		—
	18,333	21,667	(3)	9.14	11/06/19	—		—
	—	65,000	(4)	10.96	11/07/20	—		—
					11/29/14	3,750	(5)	51,525
					10/28/15	7,500	(6)	103,050
					11/06/16	15,000	(7)	206,100
					11/07/17	5,515	(8)	75,776
					11/07/17	10,000	(9)	137,400

Total	320,833	99,167				41,765		573,851

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
James Han	64,798	—		7.29	6/27/15	—		—
	60,000	—		1.95	11/06/15	—		—
	75,000	—		4.34	11/12/16	—		—
	38,333	1,667	(1)	7.57	11/29/17	—		—
	29,167	10,833	(2)	9.36	10/28/18	—		—
	18,333	21,667	(3)	9.14	11/06/19	—		—
	—	55,000	(4)	10.96	11/07/20	—		—
					11/29/14	3,750	(5)	51,525
					10/28/15	7,500	(6)	103,050
					11/06/16	15,000	(7)	206,100
					11/07/17	5,515	(8)	75,776
					11/07/17	10,000	(9)	137,400

Total	285,631	89,167				41,765		573,851

(1)	Options granted on November 29, 2010 are exercisable 25% beginning November 29, 2011 and then in 1/48 increments monthly.
(2)	Options granted on October 28, 2011 are exercisable 25% beginning October 28, 2012 and then in 1/48 increments monthly.
(3)	Options granted on November 6, 2012 are exercisable 25% beginning November 6, 2013 and then in 1/48 increments monthly.
(4)	SARs granted on November 7, 2013 are exercisable 25% beginning November 7, 2014 and then in 1/48 increments monthly.
(5)	RSUs granted on November 29, 2010 vest 25% on each of November 29, 2011, 2012, 2013 and 2014.
(6)	RSUs granted on October 28, 2011 vest 25% on each of October 28, 2012, 2013, 2014 and 2015.
(7)	RSUs granted on November 6, 2012 vest 25% on each of November 6, 2013, 2014, 2015 and 2016.
(8)	RSUs granted on November 7, 2013 vest 25% on each of November 7, 2014, 2015, 2016 and 2017.
(9)	RSUs granted on February 11, 2014 vest 25% on each of November 7, 2014, 2015, 2016 and 2017.

Option Exercises and Stock Vested for Fiscal Year 2014

The following table sets forth the options exercised and the RSUs vested for each of our Named Executive Officers in fiscal year 2014.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jimmy S.M. Lee	51,057	388,973	22,500	260,925
Scott D. Howarth	25,000	211,000	20,000	231,163
John M. Cobb	120,000	1,137,994	12,500	144,188
Kong Yeu Han	50,000	328,285	12,500	144,188
James Han	85,202	488,046	12,500	144,188

Pension Benefits for Fiscal Year 2014

The following table sets forth the estimated present value of accumulated pension benefits for the listed officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)(1)	Payments During Last Fiscal Year ($)
Jimmy S.M. Lee	—	—	—	—
Scott D. Howarth	—	—	—	—
John M. Cobb	—	—	—	—
Kong Yeu Han	—	—	—	—
James Han	ICSI Pension Plan	7	163,478	—

(1)	The change in the present value of accumulated benefit is reflected in the listed officer’s balance reported in the Non-Qualified Deferred Compensation table.

In connection with our acquisition of ICSI during 2005, we assumed pension plans covering substantially all of ICSI’s Taiwan based employees. The pension plans are based on the Labor Standards Law, a defined benefit plan (the “Benefit Plan”) and the Labor Pension Act, a defined contribution plan. Under the Labor Standards Law of the R.O.C., the Benefit Plan provides for a lump sum payment upon retirement based on years of service and the employee’s compensation during the last six months of employment. In accordance with the Labor Standards Law, ICSI makes monthly contributions equal to 2% of its wages and salaries. The fund is administered by the Employees’ Retirement Fund Committee and is registered in this committee’s name.

In March 2013, we adopted a Nonqualified Deferred Compensation Plan (the “NDCP”) to provide certain unfunded deferred compensation benefits to a select group of our management and highly-compensated employees (“Qualifying Employees”). The NDCP is administered by us or by a committee of individuals appointed by us (the “Plan Administrator”). The NDCP allows a participant in the plan to defer part of his or her base salary and/or commissions (if any), but not more than 50% of his or her base salary or commissions, and 100% of his or her eligible bonus (if any) or performance-based compensation (if any), in each case on a pre-tax basis. We and our participating subsidiaries and affiliates may, but are not required to, make matching or discretionary contributions to the accounts of participants in the NDCP. Employees of us and our participating subsidiaries and affiliates who are Qualifying Employees may participate in the NDCP if they are designated as eligible for participation by the Plan Administrator. The participant may elect the distribution as a lump sum or annual installments up to five years for in-service distributions and up to ten years for separation of service distributions. Payments may be made to participants in the event of an unforeseeable emergency.

We had a prior non-qualified deferred compensation plan (the “Prior NDCP”) which allowed eligible employees, including executive officers, to defer up to 100% of their salary and 100% of their bonus. No employee contributions have been made to this plan since fiscal 1998. Under this plan, the participant may elect the distribution as a lump sum or annual installments over two, three or five years. Participants may make a hardship withdrawal under certain circumstances.

The following table sets forth the non-qualified deferred compensation for each of our Named Executive Officers during fiscal year 2014.

	Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)	ISSI Contributions In Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)(2)
Jimmy S.M. Lee	100,000	—	44,987	(3)	—	1,136,035
Scott D. Howarth	160,567	—	6,487		—	205,340
John M. Cobb	69,607	—	2,832		—	91,744
Kong Yeu Han	186,494	—	6,988		—	225,387
James Han	—	—	—		—	—

(1)	Earnings were based upon prime plus 1%. Preferential or above market earnings of $5,559 included in this column are included in the Summary Compensation Table.
(2)	These amounts were included in the Summary Compensation Tables for prior fiscal years to the extent required by SEC rules.
(3)	For Mr. Lee, includes earnings under the Prior NDCP of $40,754.

Compensation of Directors

Each non-employee director receives an annual retainer of $35,000, with no separate fee for attending each Board of Directors meeting. Additionally, each Audit Committee member receives a $12,000 annual retainer, the chair of the Audit Committee receives a $20,000 annual retainer, each Compensation Committee member receives an $8,000 annual retainer, the chair of the Compensation Committee receives a $12,000 retainer, each member and the chair of the Nominating Committee receives a $3,000 annual retainer and each member of the Strategy Committee receives a $3,000 annual retainer. Non-employee directors are reimbursed for all reasonable expenses incurred by them in attending Board of Directors and Committee meetings.

In addition, each non-employee director is eligible to participate in our 2007 Plan. Under the 2007 Plan, each individual who first becomes a non-employee director will receive a nonstatutory option to purchase 15,000 shares of common stock (the “Initial Grant”) at the time of his or her election to the board. In addition, each individual who has been a non-employee director for at least six (6) months and who continues to serve as a non-employee director at each annual meeting of stockholders automatically receives a nonstatutory option to purchase 7,500 shares of common stock upon such director’s annual reelection to the Board of Directors by the stockholders (each an “Annual Grant”). Options granted under the 2007 Plan have a term of seven (7) years unless terminated sooner upon the termination of the optionee’s status as a director or otherwise pursuant to the 2007 Plan. The exercise price of each option granted under the 2007 Plan is equal to the fair market value of the common stock on the date of grant. Shares subject to each Initial Grant shall vest as to  1⁄4th of the shares subject to the option on each anniversary of the date of grant, subject to the non-employee director’s continued Board service through each such date. Shares subject to each Annual Grant will vest as to one-twelfth of the shares subject to the option each month following its date of grant, subject to the non-employee director’s continued Board service through each such date.

The employee directors, Mr. Lee, Mr. Howarth and Mr. Han, receive no separate compensation to serve as directors of ISSI. On February 11, 2014, in connection with their re-election to the Board, Messrs. McDonald, Chien, Pletcher, Khazam, Zimmerman and Wooley were each granted an option under the 2007 Plan to purchase 7,500 shares of common stock at an exercise price of $11.26 per share. The options expire seven (7) years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director.

The following table details the total compensation paid to directors for fiscal 2014.

	DIRECTOR COMPENSATION
Name	Fees Earned Or Paid In Cash ($)	Option Awards ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jimmy S.M. Lee(2)	—	—	—	—	—
Scott D. Howarth(2)	—	—	—	—	—
Kong-Yeu Han(2)	—	—	—	—	—
Paul Chien(3)	49,000	36,284	—	—	85,284
Jonathan Khazam(4)	46,000	36,284	—	—	82,284
Keith McDonald(5)	50,000	36,284	—	—	86,284
Stephen Pletcher(6)	50,000	36,284	—	—	86,284
Bruce Wooley(7)	50,000	36,284	—	—	86,284
John Zimmerman(8)	61,000	36,284	—	—	97,284

(1)	The amounts shown represent the aggregate grant date fair value of awards made in fiscal 2014 computed in accordance with ASC 718 Compensation — Stock Compensation. In fiscal 2014, each of Messrs. McDonald, Chien, Pletcher, Khazam, Zimmerman and Wooley were granted an option to purchase 7,500 shares of common stock at an exercise price of $11.26 per share pursuant to our 2007 Plan. Each option vests in 12 equal and successive monthly installments following the grant date. For information on the valuation assumptions made with respect to the foregoing grants, please refer to the assumptions stated in Note 11 “Stock-Based Compensation” to Consolidated Financial Statements in ISSI’s audited financial statements for the fiscal year ended September 30, 2014, included in the Original Filing. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Mr. Lee, Mr. Howarth and Mr. Han, the employee directors, receive no separate compensation to serve as directors of the Company.
(3)	As of December 31, 2014, Mr. Chien had 27,500 option shares outstanding, 26,250 of which were exercisable.
(4)	As of December 31, 2014, Mr. Khazam had 31,000 option shares outstanding, 29,750 of which were exercisable.
(5)	As of December 31, 2014, Mr. McDonald had 34,500 option shares outstanding, 33,250 of which were exercisable.
(6)	As of December 31, 2014, Mr. Pletcher had 25,923 option shares outstanding, 24,673 of which were exercisable.
(7)	As of December 31, 2014, Dr. Wooley had 34,500 option shares outstanding, 33,250 which were exercisable.
(8)	As of December 31, 2014, Dr. Zimmerman had 22,500 option shares outstanding, 21,250 of which were exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that, as of September 30, 2014, may be issued upon the exercise of options and rights under the following existing equity compensation plans (which are all of our equity compensation plans as of September 30, 2014):

	Equity Compensation Plan Information
Plan Category	Number of securities issuable upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,183,339	$7.94	2,135,166	(1)
Equity compensation plans not approved by security holders	318,235	$10.10	—

Total	4,501,574	$8.10	2,135,166

(1)	The number of shares includes 331,697 shares of common stock reserved for future issuance under the Company’s 1993 Employee Stock Purchase Plan. This plan was approved by stockholders effective February 1995 and was amended by the stockholders on February 6, 2002, on February 27, 2004, on February 4, 2005 and on February 6, 2009.

Equity Compensation Plan not Approved by Security Holders

At September 30, 2014, our 1996 Stock Option Plan had not been approved by our stockholders. On October 18, 1996, our Board of Directors approved the 1996 Stock Option Plan that provided for the grant of non-statutory stock options to non-executive employees and consultants. At September 30, 2014, no shares of our common stock remained available for future issuance under this plan and options to purchase 28,500 shares of our common stock were outstanding with a weighted average exercise price of $6.87 per share and grant prices ranging from $6.26 per share to $7.00 per share. Generally, the stock options vest ratably over a four (4) year period. The options expire upon the earlier of seven (7) years from the date of grant (ten (10) years for grants prior to October 1, 2005) or thirty (30) days following termination of employment or consultancy, unless specified otherwise in the option agreement. In the event of certain changes in control of ISSI, the 1996 Stock Option Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation. However, if such successor refuses to assume the then outstanding options, the 1996 Stock Option Plan provides for the full acceleration of the exercisability of all outstanding options. Our 2007 Plan replaced our 1996 Stock Option Plan with respect to future option grants.

On July 26, 2012, our board of directors authorized and approved the 2012 Inducement Option Plan (the “Inducement Plan”) which was adopted and approved by our Compensation Committee on September 17, 2012. The purpose of the Inducement Plan was to provide awards of stock options to persons employed by Chingis as a material inducement to such individuals entering into employment with the ISSI or its subsidiaries upon our acquisition of Chingis. In this regard, on September 17, 2012, we made stock option grants under the Inducement Plan for an aggregate of 439,500 shares of the our common stock. The grants under the Inducement Plan were non-qualified stock options to purchase shares of our common stock and have the following terms: (i) an exercise price equal to $10.42 per share which was the fair market value of the our common stock on the grant date of September 17, 2012, (ii) a term of 7 years from the date of grant, and (iii) vesting as to 12.5% of the shares on the six (6) month anniversary of the employment start date, and as to 1/48th of the total shares each month thereafter until the option is fully vested subject to continued employment with us. At September 30, 2014, no shares of our common stock remained available for future issuance under this plan and options to purchase 289,735 shares of our common stock were outstanding.

Beneficial Owners

At December 31, 2014, 31,280,346 shares of our common stock, $.0001 par value per share, were issued and outstanding and no shares of our preferred stock, $.0001 par value per share, were issued and outstanding. As of December 31, 2014, the following persons were known by us to be the beneficial owners of more than 5% of our common stock:

	Beneficial Ownership
Name and Address of 5% Beneficial Owner	Number of Shares	Percent of Total
Royce and Associates, LLC(1) 745 Fifth Avenue New York, NY 10151	2,504,254	8.0%
Starboard Value LP(2) 777 Third Avenue, 18th Floor New York, NY 10017	2,399,150	7.7%
Dimensional Fund Advisors LP(3) 6300 Bee Cave Road Building One Austin, TX 78746	1,968,707	6.3%
Donald Smith & Co., Inc.(4) 152 West 57th Street, 22nd Floor New York, NY 10019	1,927,267	6.2%
BlackRock Fund Advisors(5) 400 Howard Street San Francisco, CA 94105	1,581,406	5.1%

(1)	Based on a Schedule 13F filed with the SEC on November 12, 2014.
(2)	Based on a Schedule 13D filed with the SEC on December 3, 2014.
(3)	Based on a Schedule 13F filed with the SEC on November 13, 2014.
(4)	Based on a Schedule 13F filed with the SEC on November 7, 2014.
(5)	Based on Schedule 13Fs filed with the SEC on October 29, 2014. Includes shares reported by BlackRock Fund Advisors and BlackRock Institutional Trust Company, N.A.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of December 31, 2014 by (i) each director of ISSI, (ii) our Executive Chairman of the Board of Directors, (iii) our President and Chief Executive Officer, (iv) our Vice President and Chief Financial Officer, (v) the two (2) other executive officers of ISSI who were serving as executive officers as of the end of fiscal 2014 and (vi) all current directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, and subject to applicable community property laws and joint tenancies, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by such person.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. The number and percentage of shares beneficially owned is computed on the basis of 31,280,346 shares of common stock outstanding as of December 31, 2014. Shares of common stock that a person has the right to acquire within sixty (60) days of December 31, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. At December 31, 2014, 31,280,346 shares of our common stock were issued and outstanding and no shares of our preferred stock were issued and outstanding.

	Beneficial Ownership
Name	Number of Shares	Percent of Total
Jimmy S.M. Lee(1)	331,992	1.1%
Scott Howarth(2)	252,307	*
John M. Cobb(3)	197,464	*
Kong Yeu Han(4)	356,460	1.1%
James Han(5)	343,861	1.1%
Paul Chien(6)	27,500	*
Jonathan Khazam(7)	41,000	*
Keith McDonald(8)	34,500	*
Stephen Pletcher(9)	25,923	*
Bruce A. Wooley(10)	37,000	*
John Zimmerman(11)	22,500	*
All directors and executive officers as a group (11 persons)(12)	1,670,507	5.1%

*	Less than 1%
(1)	Includes 215,626 shares issuable upon exercise of options held by Mr. Lee that are exercisable within sixty (60) days of December 31, 2014.
(2)	Includes 169,484 shares issuable upon exercise of options held by Mr. Howarth that are exercisable within sixty (60) days of December 31, 2014.
(3)	Includes 143,855 shares issuable upon exercise of options held by Mr. Cobb that are exercisable within sixty (60) days of December 31, 2014.
(4)	Includes 330,833 shares issuable upon exercise of options held by Mr. Kong Yeu Han that are exercisable within sixty (60) days of December 31, 2014.
(5)	Includes 287,966 shares issuable upon exercise of options held by Mr. James Han that are exercisable within sixty (60) days of December 31, 2014.
(6)	Includes 27,500 shares issuable upon exercise of options held by Mr. Chien that are exercisable within sixty (60) days of December 31, 2014.
(7)	Includes 31,000 shares issuable upon exercise of options held by Mr. Khazam that are exercisable within sixty (60) days of December 31, 2014.
(8)	Includes 34,500 shares issuable upon exercise of options held by Mr. McDonald that are exercisable within sixty (60) days of December 31, 2014.
(9)	Includes 25,923 shares issuable upon exercise of options held by Mr. Pletcher that are exercisable within sixty (60) days of December 31, 2014.
(10)	Includes 34,500 shares issuable upon the exercise of options held by Mr. Wooley that are exercisable within sixty (60) days of December 31, 2014.
(11)	Includes 22,500 shares issuable upon the exercise of options held by Mr. Zimmerman that are exercisable within sixty (60) days of December 31, 2014.
(12)	Includes 1,323,687 shares issuable upon the exercise of options that are exercisable within sixty (60) days of December 31, 2014. See notes 1 through 11 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Pursuant to the charter of the Audit Committee of our Board of Directors, the Audit Committee reviews and approves all related party transactions as required by applicable laws and Nasdaq and SEC rules and regulations.

The Board of Directors has determined that each of Messrs. Chien, Khazam, McDonald, Pletcher, Wooley and Zimmerman, are “independent” as determined by applicable Nasdaq listing qualifications. Among our independent directors, (i) Messrs. McDonald, Wooley and Zimmerman serve as members of our Audit Committee, (ii) Messrs. Chien, Khazam and Pletcher serve as members of our Compensation Committee, (iii) Messrs. McDonald, Pletcher and Wooley serve as members of our Nominating Committee, and Messrs. Chien and Zimmerman serve, along with Mr. Lee, as members of our Strategy Committee.

Item 14.	Principal Accountant Fees and Services

The Audit Committee of ISSI’s Board of Directors has appointed Grant Thornton LLP (“Grant Thornton”) as ISSI’s independent registered public accounting firm to audit ISSI’s financial statements for the fiscal year ended September 30, 2015. Grant Thornton began auditing ISSI’s financial statements in June 2007.

Fees Paid to Accountants

The following table shows the fees that we paid or accrued for the audit and other services provided by Grant Thornton for fiscal 2013 and fiscal 2014.

Fee Category	Fiscal 2013	Fiscal 2014
Audit Fees	$1,088,250	$1,072,009
Audit-Related Fees	—	—
Tax Fees	244,811	60,429
All Other Fees	—	—

Total	$1,333,061	$1,132,438

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, the audit of management’s assessment of the effectiveness, as well as the audit of the effectiveness of our internal control over financial reporting included in our Form 10-K as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the related fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees. This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. There were no services provided under this category for fiscal years 2013 and 2014.

Tax Fees. This category consists of professional services rendered by the independent registered public accounting firm, primarily in connection with our tax planning and tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees. This category consists of fees for other corporate services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

During fiscal 2014, the Audit Committee approved in advance all audit and non-audit services to be provided by Grant Thornton LLP. The Audit Committee has determined that the non-audit services rendered by Grant Thornton during fiscal 2013 and fiscal 2014 were compatible with maintaining the independence of the independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant (as amended to date).

3.2(7)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(5)*	1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Nonstatutory Stock Plan, as amended.

10.4(3)*	1998 Stock Plan, as amended.

10.5(12)*	2007 Incentive Compensation Plan (as amended through February 11, 2014).

10.6(11)*	Form of Stock Appreciation Right Agreement for Officers.

10.7(11)*	Form of Stock Appreciation Right Agreement for Non-Officer Employees.

10.8(6)*	Executive Bonus Plan.

10.9(5)*	Form of Change in Control Agreement.

10.10(9)*	2012 Inducement Option Plan.

10.11(10)*	Nonqualified Deferred Compensation Plan.

10.12(9)+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.

10.13(9)	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.

10.14(8)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.

21.1(13)	Subsidiaries of the Registrant.

23.1(13)	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1(13)	Power of Attorney (see page 71 of the Original Filing).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.INS(13)	XBRL Instance Document

101.SCH(13)	XBRL Taxonomy Extension Schema Document

101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(13)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
+	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(6)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed December 6, 2012.
(9)	Incorporated by reference to the Company’s Report on Form 10-K filed December 14, 2012.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed March 25, 2013.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2013.
(12)	Incorporated by reference to the Company’s Report on Form 8-K filed February 14, 2014.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed December 11, 2014.

(b) Exhibits

See (3) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SILICON SOLUTION, INC.

By	/S/ SCOTT D. HOWARTH
Scott D. Howarth President and Chief Executive Officer

Date:	January 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ JIMMY S.M. LEE**	Executive Chairman of the Board	January 27, 2015
(Jimmy S.M. Lee)

/S/ SCOTT D. HOWARTH	Director, President and Chief Executive Officer (Principal Executive Officer)	January 27, 2015
(Scott D. Howarth)

/S/ JOHN M. COBB	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 27, 2015
(John M. Cobb)

/S/ KONG-YEU HAN**	Director and Vice Chairman	January 27, 2015
(Kong-Yeu Han)

/S/ PAUL CHIEN**	Director	January 27, 2015
(Paul Chien)

/S/ JONATHAN KHAZAM**	Director	January 27, 2015
(Jonathan Khazam)

/S/ KEITH MCDONALD**	Director	January 27, 2015
(Keith McDonald)

/S/ STEPHEN PLETCHER**	Director	January 27, 2015
(Stephen Pletcher)

/S/ BRUCE A. WOOLEY**	Director	January 27, 2015
(Bruce A. Wooley)

/S/ JOHN ZIMMERMAN**	Director	January 27, 2015
(John Zimmerman)

**By	/S/ SCOTT D. HOWARTH
Scott D. Howarth, attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(2)	Restated Certificate of Incorporation of Registrant (as amended to date).

3.2(7)	Amended and Restated Bylaws of Registrant.

4.1(1)	Form of Common Stock Certificate.

10.1(1)	Form of Indemnification Agreement.

10.2(5)*	1993 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

10.3(4)*	Nonstatutory Stock Plan, as amended.

10.4(3)*	1998 Stock Plan, as amended.

10.5(12)*	2007 Incentive Compensation Plan (as amended through February 11, 2014).

10.6(11)*	Form of Stock Appreciation Right Agreement for Officers.

10.7(11)*	Form of Stock Appreciation Right Agreement for Non-Officer Employees.

10.8(6)*	Executive Bonus Plan.

10.9(5)*	Form of Change in Control Agreement.

10.10(9)*	2012 Inducement Option Plan.

10.11(10)*	Nonqualified Deferred Compensation Plan.

10.12(9)+	Share Subscription Agreement with Nanya Technology Corporation, dated August 31, 2012.

10.13(9)	Side Letter by and between Nanya Plastic Corporation and Integrated Circuit Solution Inc., dated August 31, 2012.

10.14(8)	Purchase and Sale Agreement, dated July 30, 2012, between Scott M. Cooley and Integrated Silicon Solution, Inc. with addendum.

21.1(13)	Subsidiaries of the Registrant.

23.1(13)	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1(13)	Power of Attorney (see page 71 of the Original Filing).

31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(13)	XBRL Instance Document

101.SCH(13)	XBRL Taxonomy Extension Schema Document

101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(13)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 15(b) of this report.
+	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (file no. 33-72960).
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 9, 2001.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 21, 2002.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(6)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2008.
(7)	Incorporated by reference to the Company’s Report on Form 8-K filed June 16, 2009.
(8)	Incorporated by reference to the Company’s Report on Form 8-K filed December 6, 2012.
(9)	Incorporated by reference to the Company’s Report on Form 10-K filed December 14, 2012.
(10)	Incorporated by reference to the Company’s Report on Form 8-K filed March 25, 2013.
(11)	Incorporated by reference to the Company’s Report on Form 8-K filed November 12, 2013.
(12)	Incorporated by reference to the Company’s Report on Form 8-K filed February 14, 2014.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed December 11, 2014.