Form 10-Q
period 2014-12-31
INTEGRATED SILICON SOLUTION INC
filed 2015-02-05
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of February 3, 2015 was 31,502,154.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Net sales	$80,910	$79,123
Cost of sales	51,765	53,594
Gross profit	29,145	25,529
Operating expenses:
Research and development	12,248	10,558
Selling, general and administrative	12,897	11,434
Total operating expenses	25,145	21,992
Operating income	4,000	3,537
Interest and other income (expense), net	162	431
Gain on sale of investments	—	3,121
Income before income taxes	4,162	7,089
Provision for income taxes	926	1,643
Consolidated net income	3,236	5,446
Net income attributable to noncontrolling interests	(50)	(11)
Net income attributable to ISSI	$3,186	$5,435
Basic net income per share	$0.10	$0.19
Shares used in basic per share calculation	30,990	29,318
Diluted net income per share	$0.10	$0.18
Shares used in diluted per share calculation	32,521	30,717
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2014	2013
Consolidated net income	$3,236	$5,446
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments:
Changes arising during current period, net of tax benefit of $0 and $251, respectively	—	(349)
Reclassification for gain included in net income, net of tax expense of $0 and $1,373, respectively	—	(2,296)
	—	(2,645)
Change in cumulative translation adjustment:
Changes arising during current period	(6,504)	(1,222)
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three months ended December 31, 2014 and 2013	29	27
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three months ended December 31, 2014 and 2013	(15)	(15)
Other comprehensive loss	(6,490)	(3,855)
Comprehensive income (loss)	(3,254)	1,591
Comprehensive income attributable to noncontrolling interest	(50)	(11)
Comprehensive income (loss) attributable to ISSI	$(3,304)	$1,580

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2014	September 30, 2014
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$130,731	$137,534
Restricted cash	—	1,000
Short-term investments	1,417	1,477
Accounts receivable, net	51,735	50,458
Inventories	88,105	85,093
Deferred tax assets	1,908	1,868
Other current assets	14,934	17,033
Total current assets	288,830	294,463
Property, equipment and leasehold improvements, net	57,350	58,847
Purchased intangible assets, net	4,746	5,093
Goodwill	9,178	9,178
Deferred tax assets	8,508	8,392
Other assets	29,372	24,369
Total assets	$397,984	$400,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,501	$54,554
Accrued compensation and benefits	10,362	9,875
Accrued expenses	14,055	11,365
Current portion of long-term debt	195	195
Total current liabilities	75,113	75,989
Long-term debt	4,290	4,339
Other long-term liabilities	5,334	5,456
Total liabilities	84,737	85,784
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	368,382	364,587
Accumulated deficit	(49,743)	(51,076)
Accumulated other comprehensive loss	(7,533)	(1,044)
Total ISSI stockholders’ equity	311,109	312,470
Noncontrolling interest	2,138	2,088
Total stockholders’ equity	313,247	314,558
Total liabilities and stockholders’ equity	$397,984	$400,342

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities
Consolidated net income	$3,236	$5,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,166	1,670
Stock-based compensation	1,526	1,491
Excess tax benefits from share-based compensation	—	(510)
Amortization of intangibles	347	409
Gain on sale of investments	—	(3,121)
Equity in net loss of affiliate	30	100
Net foreign currency transaction (gains) losses	24	(263)
Deferred tax assets	(337)	280
Other non-cash items	32	17
Net effect of changes in current and other assets and current liabilities	(4,782)	(4,832)
Net cash provided by operating activities	2,242	687
Cash flows from investing activities
Acquisition of property and equipment	(1,889)	(6,336)
Acquisition of noncontrolling interest in consolidated subsidiary	—	(199)
Payment of license fees	(5,779)	—
Decrease in restricted cash	1,000	—
Purchases of available-for-sale securities	(252)	(267)
Sales of available-for-sale securities	267	7,278
Cash provided by (used in) investing activities	(6,653)	476
Cash flows from financing activities
Repurchases and retirement of common stock	(494)	(341)
Proceeds from issuance of stock through compensation plans	2,763	2,550
Dividends Paid	(1,853)	—
Excess tax benefit from share-based compensation	—	510
Principal payments of long-term obligations	(49)	(49)
Cash provided by financing activities	367	2,670
Effect of exchange rate changes on cash and cash equivalents	(2,759)	(431)
Net increase (decrease) in cash and cash equivalents	(6,803)	3,402
Cash and cash equivalents at beginning of period	137,534	119,997
Cash and cash equivalents at end of period	$130,731	$123,399
See accompanying notes to condensed consolidated financial statements.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Integrated Silicon Solution, Inc. (the Company or ISSI) and its majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for fair presentation have been included.
On September 14, 2012, the Company acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In fiscal 2014, the Company acquired the remaining 1.1% of Chingis for approximately $0.4 million, and at December 31, 2014, the Company owned 100% of Chingis.
The Company’s operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

3.	Impact of Recently Issued Accounting Pronouncements and Standards

Impact of Recently Adopted Accounting Standards
On October 1, 2014, the Company adopted the following accounting standards, which did not have any impact on its consolidated results of operations during such period or its financial condition at the end of such period:
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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of December 31, 2014.
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

As of December 31, 2014 and September 30, 2014, all of the Company’s financial assets utilized Level 1 inputs.
As of December 31, 2014, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$22,520	$—	$—	$22,520
Certificates of deposit	19,884	—	—	19,884
Total	42,404	—	—	42,404
Less: Amounts included in cash and cash
equivalents	(40,987)	—	—	(40,987)
	$1,417	$—	$—	$1,417

September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$22,519	$—	$—	$22,519
Certificates of deposit	20,679	—	—	20,679
Total	43,198	—	—	43,198
Less: Amounts included in cash, cash
equivalents and restricted cash	(41,721)	—	—	(41,721)
	$1,477	$—	$—	$1,477
There were no transfers in or out of Level 1 assets during the three months ended December 31, 2014.
As of December 31, 2014 and September 30, 2014, the Company had cash, cash equivalents, restricted cash and short-term investments in foreign financial institutions of $74.9 million ($2.2 million of which was in China and subject to exchange control regulations) and $71.9 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At December 31, 2014, 1,532,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
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
The Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP are purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. At December 31, 2014, 332,000 shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Stock-based compensation
Cost of sales	$51	$50
Research and development	767	649
Selling, general and administrative	1,234	949
Total stock-based compensation	2,052	1,648
Tax effect on stock-based compensation	(420)	(302)
Net effect on net income	$1,632	$1,346

Compensation related to SARs included in total stock-based compensation	$526	$157
As of December 31, 2014, there was approximately $10.0 million of total unrecognized stock-based compensation expense related to options and awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.50 years. Future stock option and award grants will add to this total whereas quarterly amortization and the vesting of existing stock option and award grants will reduce this total. In addition, as of December 31, 2014, there was approximately $56,000 of total unrecognized stock-based compensation expense under the Company’s ESPP that will be recognized over a weighted-average period of approximately one month. As of December 31, 2014, there was approximately $7.1 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.37 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of the SARs will reduce this total. In addition, because the SARs are settled with cash, the fair value of the SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARs granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three month periods ended December 31, 2014 and 2013 were based on estimates at the date of grant as follows:

	Three Months Ended December 31,
	2014	2013
Options
Weighted-average fair value of grants	$3.86	$4.54
Expected term in years	4.27	4.42
Estimated volatility	39%	50%
Risk-free interest rate	1.29%	0.98%
Dividend yield	1.74%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three month periods ended December 31, 2014 and December 31, 2013, was $13.54 per share and $10.96 per share, respectively.
A summary of the Company’s stock option activity and related information for the three months ended December 31, 2014 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	4,240	$8.10
Granted	46	$13.54
Exercised	(385)	$7.19		$3,302
Cancelled/Expired	(7)	$10.22
Outstanding at December 31, 2014	3,894	$8.25	3.63	$32,414
Exercisable at December 31, 2014	2,631	$7.26	2.96	$24,481
Vested and expected to vest after December 31, 2014	3,844	$8.22	3.61	$32,114
 A summary of the Company’s RSU activity and related information for the three months ended December 31, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2014	262	$9.91
Granted	228	$13.54
Vested	(100)	$9.19	$1,376
Forfeited	—	$9.72
Outstanding at December 31, 2014	390	$12.22	$6,455

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s SAR activity and related information for the three months ended December 31, 2014 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	747	$10.96
Granted	680	$13.54
Exercised	(23)	$10.96		$112
Cancelled/Expired	(5)	$11.98
Outstanding at December 31, 2014	1,399	$12.21	6.33	$6,101
Exercisable at December 31, 2014	175	$10.96	5.85	$983

6.	Concentrations
In the three months ended December 31, 2014, revenue from the Company's largest distributor accounted for approximately 15% of the Company's total net sales. In the three months ended December 31, 2014, revenue from the Company's second largest distributor accounted for approximately 14% of the Company's total net sales. In the three months ended December 31, 2013, revenue from the Company's largest distributor accounted for approximately 15% of the Company's total net sales. In the three months ended December 31, 2013, revenue from the Company's second largest distributor accounted for approximately 13% of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	December 31, 2014	September 30, 2014
	(In thousands)
Purchased components	$25,958	$21,677
Work-in-process	25,241	27,058
Finished goods	36,906	36,358
	$88,105	$85,093
During the three months ended December 31, 2014, the Company recorded inventory write-downs of $1.5 million. During the three months ended December 31, 2013, the Company recorded inventory write-downs of $0.8 million. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	December 31, 2014	September 30, 2014
	(In thousands)
Restricted assets	$637	$499
Other investment	1,406	1,436
Nanya private placement shares	10,215	10,645
Technology licenses, net	15,975	10,644
Other	1,139	1,145
	$29,372	$24,369

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
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At December 31, 2014, the Company's ownership interest in such company was approximately 25%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income (expense), net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
December 31, 2014
Developed technology	$5,330	$2,755	$2,575
Customer relationships	3,340	1,276	2,064
Other	450	343	107
Total	$9,120	$4,374	$4,746
September 30, 2014
Developed technology	$5,330	$2,584	$2,746
Customer relationships	3,340	1,137	2,203
Other	450	306	144
Total	$9,120	$4,027	$5,093

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Reported as:
Cost of sales	$171	$232
Operating expenses	176	177
Total	$347	$409
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at December 31, 2014 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 3.79 years, 3.71 years and 0.71 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2015	$1,035
2016	1,238
2017	1,239
2018	1,195
2019	39
Thereafter	—
Total	$4,746

10.	Borrowings
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the Loan), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. The interest rate on the Loan was 1.25% at December 31, 2014. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
Remainder of 2015	$146
2016	195
2017	195
2018	3,949
2019	—
Thereafter	—
Total	$4,485

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	December 31, 2014	September 30, 2014
Accumulated foreign currency translation adjustments	$(5,452)	$1,051
Accumulated net retirement plan transition asset (net of tax of $124 and $124, respectively)	(7)	8
Accumulated net retirement plan actuarial losses (net of tax of $477 and $477, respectively)	(2,074)	(2,103)
Total accumulated other comprehensive loss	$(7,533)	$(1,044)

The significant amounts reclassified out of accumulated other comprehensive loss into the consolidated condensed statements of income, with presentation location, during the three months ended December 31, 2014 and December 31, 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Location
Unrealized holding gains on available-for -sale investments
	$—	$3,669	Gain on the sale of investments
	—	(1,373)	Provision for income taxes
	$—	$2,296

12.	Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income for fiscal 2015. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than being included in the estimated annual effective income tax rate.
For the three months ended December 31, 2014, the Company recorded income tax expense of $0.9 million that represents an effective tax rate of approximately 22%. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited.
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
As of December 31, 2014, the Company had unrecognized tax positions that would impact its effective tax rate, if realized.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2014	2013
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$3,186	$5,435
Denominator for basic net income per share:
Weighted average common shares outstanding	30,990	29,318
Dilutive stock options and awards	1,531	1,399
Denominator for diluted net income per share	32,521	30,717
Basic net income per share	$0.10	$0.19
Diluted net income per share	$0.10	$0.18
For the three months ended December 31, 2014 and December 31, 2013, stock options and awards for 538,000 shares and 2,749,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the three month period ended December 31, 2014, the Company did not repurchase any shares of its common stock in the open market. As of December 31, 2014, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of December 31, 2014, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of the RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the three months ended December 31, 2014, the Company withheld 35,806 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In the remaining portion of the complaint, GSI alleged that the Company acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  The Company filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before the Company was named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a revised case management order on January 7, 2015 with a scheduled trial date of October 26, 2015.   The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of December 31, 2014, the Company had approximately $19.5 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended December 31,
	2014	2013
		(In thousands)
Net sales
United States	$10,893	$9,062
China	9,872	11,912
Hong Kong	13,840	15,021
Japan	5,657	6,073
Korea	3,919	3,377
Taiwan	11,397	11,003
Other Asia Pacific countries	5,969	6,264
Europe	19,096	16,066
Other	267	345
Total net sales	$80,910	$79,123

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2014	September 30, 2014
	(In thousands)
Long-lived assets
United States	$11,140	$11,174
Hong Kong	13	14
China	12,843	12,908
Taiwan	33,354	34,751
	$57,350	$58,847
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $58,000 and $21,000 during the three months ended December 31, 2014 and December 31, 2013, respectively. Accounts receivable from Chrontel were approximately $26,000 and $59,000 at December 31, 2014 and September 30, 2014, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, and (iv) digital consumer. Our primary products are DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In the first quarter of fiscal 2015 and in fiscal 2014, approximately 90% and 89%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
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
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first three months of fiscal 2015 and in fiscal 2014. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.

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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 87% in the first three months of fiscal 2015, approximately 89% in the first three months of fiscal 2014, and approximately 88% in both fiscal 2014 and fiscal 2013. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended December 31,		Fiscal Years Ended September 30,
	2014	2013	2014	2013
Asia	63%	68%	65%	67%
Europe	24	20	23	20
U.S.	13	11	12	12
Other	—	1	—	1
Total	100%	100%	100%	100%
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
Our critical accounting policies which are impacted by our estimates are: (i) the valuation of our inventory, which impacts cost of goods sold and gross profit; (ii) the valuation of our allowance for sales returns and allowances, which impacts net sales; (iii) the valuation of our allowance for doubtful accounts, which impacts general and administrative expense; (iv) accounting for acquisitions and goodwill, which impacts cost of goods sold and operating expense when we record impairments; (v) accounting for stock-based compensation which impacts costs of goods sold, research and development expense and selling, general and administrative expense and (vi) accounting for income taxes. Each of these policies is described in more detail below. We also have other key accounting policies that may not require us to make estimates and judgments that are as subjective or difficult. For instance, our policies with regard to revenue recognition, including the deferral of revenues on sales to distributors with sales price rebates and product return privileges. These policies are described in the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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

Results of Operations
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales increased to $80.9 million in the three months ended December 31, 2014 from $79.1 million in the three months ended December 31, 2013. The increase of $1.8 million was primarily the result of an increase in our DRAM and SRAM revenue. Our DRAM and SRAM revenue increased by $3.5 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase in our DRAM and SRAM revenue was principally a result of an increase in units shipments of our DRAM products which was partially offset by the impact of a decline in average selling prices for our DRAM and SRAM products. However, our flash revenue decreased by $1.5 million and our analog revenue decreased by $0.2 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended December 31, 2014, revenue from our largest and second largest distributor accounted for approximately 15% and 14%, respectively, of our total net sales. In the three months ended December 31, 2013, revenue from our largest and second largest distributor accounted for approximately 15% and 13%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $3.6 million to $29.1 million in the three months ended December 31, 2014 from $25.5 million in the three months ended December 31, 2013 primarily as a result of an increase in DRAM shipments. Our gross margin was 36.0% in the three months ended December 31, 2014 compared to 32.3% in the three months ended December 31, 2013. The increase in gross margin in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 can be attributed to the favorable impact in the current period from decreased product costs for certain DRAM products which more than offset a decrease in average selling prices for certain of our DRAM products. In addition, in the three months ended December 31, 2014, our product cost benefited from a weaker New Taiwan dollar. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 16% to $12.2 million in the three months ended December 31, 2014 compared to $10.6 million in the three months ended December 31, 2013. As a percentage of net sales, research and development expenses increased to 15.1% in the three months ended December 31, 2014 from 13.3% in the three months ended December 31, 2013. The increase in research and development expenses of $1.6 million was primarily the result of an increase in product development costs and headcount related expenses in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. We expect the dollar amount of our research and development expenses to increase in the March 2015 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 13% to $12.9 million in the three months ended December 31, 2014 from $11.4 million in the three months ended December 31, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 15.9% in the three months ended December 31, 2014 from 14.5% in the three months ended December 31, 2013. The increase in selling, general and administrative expenses of $1.5 million was primarily the result of an increase in legal expenses related to our GSI litigation, an increase in proxy related expenses and an increase in headcount related expenses in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. We expect the dollar amount of our selling, general and administrative expenses to increase in the March 2015 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.2 million in the three months ended December 31, 2014 compared to $0.4 million in the three months ended December 31, 2013. The $0.2 million of interest and other income in the three months ended December 31, 2014 is comprised primarily of rental income from the lease of excess space in our Taiwan facility. The $0.4 million of interest and other income in the three months ended December 31, 2013 is comprised primarily of rental income of $0.2 million from the lease of excess space in our Taiwan facility and foreign exchange gains of $0.4 million partially offset by $0.2 million of other items.

Gain on the sale of investments. In the three months ended December 31, 2014, we sold no shares of Nanya common stock. In the three months ended December 31, 2013, we sold approximately 4.2 million shares of Nanya common stock for approximately $5.9 million which resulted in a pre-tax gain of approximately $3.1 million.
Provision for income taxes. Provision for income taxes. For the three months ended December 31, 2014, we recorded income tax expense of $0.9 million that represents an effective tax rate of approximately 22%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the three months ended December 31, 2013, we recorded income tax expense of $1.6 million that represents an effective tax rate of approximately 23%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was net income of $50,000 in the three months ended December 31, 2014 compared to net income of $11,000 in the three months ended December 31, 2013.

Liquidity and Capital Resources
As of December 31, 2014, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $132.1 million. During the three months ended December 31, 2014, we generated $2.2 million from operating activities compared to $0.7 million generated in the three months ended December 31, 2013. The cash generated by operations in the three months ended December 31, 2014 was primarily due to our net income of $3.2 million adjusted for non-cash items of $3.8 million, an increase in accrued liabilities of $3.7 million and a decrease in other assets of $1.7 million. This was partially offset by an increase in accounts receivable of $1.8 million, an increase in inventories of $6.4 million and a decrease in accounts payable of $2.0 million. The cash generated by operations in the three months ended December 31, 2013 was primarily due to our net income of $5.4 million adjusted for non-cash items of $0.1 million, an increase in accounts payable of $4.7 million and an increase in accrued liabilities of $1.3 million. This was partially offset by an increase in accounts receivable of $1.5 million, an increase in inventories of $8.0 million and an increase in other assets of $1.3 million.
In the three months ended December 31, 2014, we used $6.7 million for investing activities compared to $0.5 million generated in the three months ended December 31, 2013. The cash used in the three months ended December 31, 2014 included $1.9 million for the acquisition of property and equipment and $5.8 million for the payment of license fees. This was partially offset by a decrease in restricted cash of $1.0 million. The cash generated in the three months ended December 31, 2013 included $5.9 million from the sale of approximately 4.2 million shares of Nanya common stock and $1.1 million from net sales of other available-for-sale securities. This was partially offset by $6.3 million for the acquisition of property and equipment and $0.2 million to acquire additional shares of our Chingis subsidiary.
In the three months ended December 31, 2014, we made capital expenditures of approximately $1.9 million for test equipment, engineering tools, building improvements and computer hardware. We expect to spend approximately $10.0 million to $13.0 million for capital expenditures during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, computer hardware and software and building improvements. We expect to fund our capital expenditures from our existing cash and cash equivalent balances.
We generated $0.4 million from financing activities during the three months ended December 31, 2014 compared to $2.7 million generated during the three months ended December 31, 2013. Our sources of financing for the three months ended December 31, 2014 were proceeds from the issuance of common stock of $2.8 million from stock option exercises. In the three months ended December 31, 2014, we used $1.9 million for payments of dividends to stockholders and $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs. Our sources of financing for the three months ended December 31, 2013 were proceeds from the issuance of common stock of $2.6 million from stock option exercises and $0.5 million excess tax benefits from share-based compensation. In the three months ended December 31, 2013, we used $0.3 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.1 million for the repayment of long-term borrowings.
At December 31, 2014, we had $19.4 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through December 2015. As of December 31, 2014, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in the U.S., China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $2.3 million at December 31, 2014.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at December 31, 2014 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,989	$920	$944	$125	$—
Borrowings	4,485	146	390	3,949	—
Purchase obligations with wafer foundries	19,544	19,544	—	—	—
Total contractual cash obligations	$26,018	$20,610	$1,334	$4,074	$—
At December 31, 2014, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time.
Our total cash, cash equivalents, and short-term investments held by our foreign subsidiaries was $92.7 million at December 31, 2014 and $91.3 million at September 30, 2014. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents and short-term investments available for our U.S. operations as of December 31, 2014 and September 30, 2014 was approximately $39.4 million and $48.7 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.
We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, additional bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in, or prepayments to or equipment purchases for wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the three months ended December 31, 2014 , we recorded exchange losses of approximately $24,000, whereas in fiscal 2014, we recorded exchange gains of approximately $0.4 million. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents and short-term investments of $132.1 million at December 31, 2014. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own approximately $10.2 million of private placement shares in Nanya which are accounted for on the cost-basis. We account for such shares on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In the event a decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named us as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted our motion to dismiss that complaint in part, leaving claims against us for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleged that we acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  We filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before we were named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a revised case management order on January 7, 2015 with a scheduled trial date of October 26, 2015.   We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, and digital consumer markets. In particular, in the three months ended December 31, 2014 and in fiscal 2014, approximately 51% and 47%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.
Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first quarter of fiscal 2015 and in fiscal 2014, approximately 90% and 89%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $84.2 million in the September 2014 quarter to $80.9 million in the December 2014 quarter as a result of a decrease in unit shipments of our DRAM and SRAM products. We experienced a sequential decline in revenue from $84.8 million in the June 2014 quarter to $84.2 million in the September 2014 quarter partially as a result of a decrease in unit shipments of our SRAM products. While our total revenue increased in the December 2012 quarter, our DRAM and SRAM revenue declined 4.9% in the December 2012 quarter from the September 2012 quarter due to weakness in the communications market. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2013, fiscal 2014 and the first quarter of fiscal 2015, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in each of the December 2014, September 2014 quarter and the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC, UMC, Vanguard and XMC. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
If we are not able to obtain sufficient foundry capacity as required, our relationships with our customers would be harmed and our future sales would be adversely impacted. In order to secure foundry capacity, we have entered into in the past, and will likely enter into in the future, various arrangements with suppliers, which could include:

•	option payments or other prepayments to foundries;

•	increased prices for wafers;

•	purchases of equity or debt securities in foundries;

•	nonrefundable deposits with, loans to, or equipment purchases for foundries in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of wafers over extended periods:

•	process development relationships with foundries; and

•	joint ventures.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global equity or credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries (including foundries that we relied on for wafers)experienced financial difficulties and filed for bankruptcy protection, substantially reduced their operations or were acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive and industrial markets;

•	cancellation of existing orders or the failure to secure new orders;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	increased expenses related to our annual meeting of stockholders and director nomination matters;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	a failure to deliver products to customers on a timely basis;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first quarter of fiscal 2015, in fiscal 2014, and in fiscal 2013, we recorded inventory write-downs of $1.5 million, $5.6 million, and $4.6 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.
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
In the three months ended December 31, 2014, approximately 13% of our net sales was attributable to customers located in the U.S., 24% was attributable to customers located in Europe and 63% was attributable to customers located in Asia. In fiscal 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executive, it may negatively impact the related business relationships since we typically have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees depends on general economic and industry conditions but such competition has been intense in recent periods. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At December 31, 2014, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. Although our Board of Directors has determined that these repurchase programs are in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	February 5, 2015	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)