Form 10-Q
period 2015-03-31
INTEGRATED SILICON SOLUTION INC
filed 2015-05-05
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of May 1, 2015 was 31,762,106.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$80,104	$80,868	$161,014	$159,991
Cost of sales	52,056	53,118	103,821	106,712
Gross profit	28,048	27,750	57,193	53,279
Operating expenses:
Research and development	12,423	10,827	24,671	21,385
Selling, general and administrative	14,177	11,469	27,074	22,903
Total operating expenses	26,600	22,296	51,745	44,288
Operating income	1,448	5,454	5,448	8,991
Interest and other income (expense), net	365	375	527	806
Gain on sale of investments	—	6,039	—	9,160
Income before income taxes	1,813	11,868	5,975	18,957
Provision for income taxes	682	2,910	1,608	4,553
Consolidated net income	1,131	8,958	4,367	14,404
Net income attributable to noncontrolling interests	(15)	(146)	(65)	(157)
Net income attributable to ISSI	$1,116	$8,812	$4,302	$14,247
Basic net income per share	$0.04	$0.30	$0.14	$0.48
Shares used in basic per share calculation	31,544	29,818	31,267	29,568
Diluted net income per share	$0.03	$0.28	$0.13	$0.46
Shares used in diluted per share calculation	33,270	31,244	32,936	30,986
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Consolidated net income	$1,131	$8,958	$4,367	$14,404
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments:
Changes arising during current period, net of tax benefit of $0, $0, $0 and $251, respectively	—	—	—	(349)
Reclassification for gain included in net income, net of tax expense of $0, $1,624, $0 and $2,997, respectively	—	(2,709)	—	(5,005)
	—	(2,709)	—	(5,354)
Change in cumulative translation adjustment:
Changes arising during current period	1,548	(2,787)	(4,955)	(4,009)
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and six months ended March 31, 2015 and 2014	29	28	58	55
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and six months ended March 31, 2015 and 2014	(14)	(15)	(29)	(30)
Other comprehensive income (loss)	1,563	(5,483)	(4,926)	(9,338)
Comprehensive income (loss)	2,694	3,475	(559)	5,066
Comprehensive income attributable to noncontrolling interest	(15)	(146)	(65)	(157)
Comprehensive income (loss) attributable to ISSI	$2,679	$3,329	$(624)	$4,909

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2015	September 30, 2014
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$115,003	$137,534
Restricted cash	19,168	1,000
Short-term investments	1,431	1,477
Accounts receivable, net	49,096	50,458
Inventories	90,838	85,093
Deferred tax assets	1,903	1,868
Other current assets	17,226	17,033
Total current assets	294,665	294,463
Property, equipment and leasehold improvements, net	57,266	58,847
Purchased intangible assets, net	4,399	5,093
Goodwill	9,178	9,178
Deferred tax assets	8,617	8,392
Other assets	28,995	24,369
Total assets	$403,120	$400,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,705	$54,554
Accrued compensation and benefits	10,519	9,875
Accrued expenses	12,795	11,365
Current portion of long-term debt	195	195
Total current liabilities	74,214	75,989
Long-term debt	4,241	4,339
Other long-term liabilities	5,362	5,456
Total liabilities	83,817	85,784
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	373,639	364,587
Accumulated deficit	(50,522)	(51,076)
Accumulated other comprehensive loss	(5,970)	(1,044)
Total ISSI stockholders’ equity	317,150	312,470
Noncontrolling interest	2,153	2,088
Total stockholders’ equity	319,303	314,558
Total liabilities and stockholders’ equity	$403,120	$400,342

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Consolidated net income	$4,367	$14,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,336	3,724
Stock-based compensation	2,790	3,046
Excess tax benefits from share-based compensation	—	(658)
Amortization of intangibles	694	818
Gain on sale of investments	—	(9,160)
Equity in net loss of affiliate	54	139
Net foreign currency transaction gains	(83)	(456)
Deferred tax assets	(473)	224
Other non-cash items	47	35
Net effect of changes in current and other assets and current liabilities	(6,941)	(14,925)
Net cash (used in) provided by operating activities	4,791	(2,809)
Cash flows from investing activities
Acquisition of property and equipment	(3,722)	(8,310)
Acquisition of noncontrolling interest in consolidated subsidiary	—	(199)
Payment of license fees	(5,779)	(6,000)
Increase in restricted cash	(18,168)	(1,000)
Purchases of available-for-sale securities	(1,176)	(1,218)
Sales of available-for-sale securities	1,216	18,190
Net cash provided by (used in) investing activities	(27,629)	1,463
Cash flows from financing activities
Repurchases and retirement of common stock	(497)	(350)
Proceeds from issuance of stock through compensation plans	6,759	7,316
Dividends Paid	(3,748)	—
Excess tax benefit from share-based compensation	—	658
Principal payments of long-term obligations	(98)	(98)
Net cash provided by financing activities	2,416	7,526
Effect of exchange rate changes on cash and cash equivalents	(2,109)	(1,398)
Net increase (decrease) in cash and cash equivalents	(22,531)	4,782
Cash and cash equivalents at beginning of period	137,534	119,997
Cash and cash equivalents at end of period	$115,003	$124,779
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
On March 12, 2015, the Company entered into a definitive merger agreement (the Merger Agreement) to be acquired by a Chinese consortium of investors led by Summitview Capital (the Parent) under which the Parent will acquire all of our outstanding shares for $19.25 per share in cash (the Merger). The transaction is subject to approval by the stockholders of the Company, as well as regulatory approvals. As part of the transaction, the Merger Agreement contemplates that, in connection with the closing of the merger, the Company's operations in Taiwan will be restructured or some or all of the Company's Taiwan operations may be sold in order to comply with the requirements of Taiwan laws and regulations. The transaction is currently expected to close in the third calendar quarter of 2015.
On September 14, 2012, the Company acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In fiscal 2014, the Company acquired the remaining 1.1% of Chingis for approximately $0.4 million, and at March 31, 2015, the Company owned 100% of Chingis.
The Company’s operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of March 31, 2015.
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

As of March 31, 2015 and September 30, 2014, all of the Company’s financial assets utilized Level 1 inputs.
As of March 31, 2015, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

March 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$9,326	$—	$—	$9,326
Certificates of deposit	20,075	—	—	20,075
Total	29,401	—	—	29,401
Less: Amounts included in cash and cash
equivalents	(27,970)	—	—	(27,970)
	$1,431	$—	$—	$1,431

September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$22,519	$—	$—	$22,519
Certificates of deposit	20,679	—	—	20,679
Total	43,198	—	—	43,198
Less: Amounts included in cash, cash
equivalents and restricted cash	(41,721)	—	—	(41,721)
	$1,477	$—	$—	$1,477
There were no transfers in or out of Level 1 assets during the three months ended March 31, 2015.
As of March 31, 2015 and September 30, 2014, the Company had cash, cash equivalents, restricted cash and short-term investments in foreign financial institutions of $75.9 million ($1.0 million of which was in China and subject to exchange control regulations) and $71.9 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At March 31, 2015, 1,523,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
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
The Company has an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP are purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commence on approximately February 1 and August 1 of each year. The ESPP terminated pursuant to its terms on February 2, 2015, therefore at March 31, 2015, no shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Stock-based compensation
Cost of sales	$47	$54	$98	$104
Research and development	729	776	1,496	1,425
Selling, general and administrative	1,193	1,190	2,427	2,139
Total stock-based compensation	1,969	2,020	4,021	3,668
Tax effect on stock-based compensation	(412)	(386)	(832)	(688)
Net effect on net income	$1,557	$1,634	$3,189	$2,980

Compensation related to SARs included in total stock-based compensation	$705	$465	$1,231	$622
As of March 31, 2015, there was approximately $8.9 million of total unrecognized stock-based compensation expense related to awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.37 years. Future awards will add to this total whereas quarterly amortization and the vesting of existing awards will reduce this total. As of March 31, 2015, there was approximately $7.4 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 3.13 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of SARs will reduce this total. In addition, because SARs are settled with cash, the fair value of SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARs granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and six month periods ended March 31, 2015 and 2014 were based on estimates at the date of grant as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Options
Weighted-average fair value of grants	$4.41	$5.12	$4.11	$4.69
Expected term in years	4.27	4.42	4.27	4.42
Estimated volatility	36%	52%	38%	51%
Risk-free interest rate	1.21%	1.18%	1.25%	1.04%
Dividend yield	1.56%	—%	1.66%	—%
ESPP
Weighted-average fair value of grants	$—	$2.66	$—	$2.66
Expected term in years	—	0.49	—	0.49
Estimated volatility	—%	27%	—%	27%
Risk-free interest rate	—%	0.41%	—%	0.41%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three and six months ended March 31, 2015 was $16.18 per share and $13.55 per share, respectively. The weighted average grant date fair value of RSUs granted in the three and six months ended March 31, 2014 was $11.26 per share and $11.17 per share, respectively.
A summary of the Company’s stock option activity and related information for the six months ended March 31, 2015 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	4,240	$8.10
Granted	85	$14.83
Exercised	(733)	$7.53		$6,456
Cancelled/Expired	(36)	$10.07
Outstanding at March 31, 2015	3,556	$8.35	3.48	$33,906
Exercisable at March 31, 2015	2,473	$7.39	2.85	$25,963
Vested and expected to vest after March 31, 2015	3,515	$8.32	3.46	$33,626
 A summary of the Company’s RSU activity and related information for the six months ended March 31, 2015 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2014	262	$9.91
Granted	229	$13.55
Vested	(107)	$9.28	$1,486
Forfeited	(3)	$13.12
Outstanding at March 31, 2015	381	$12.25	$6,815

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s SAR activity and related information for the six months ended March 31, 2015 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	747	$10.96
Granted	682	$13.55
Exercised	(34)	$10.96		$177
Cancelled/Expired	(24)	$12.13
Outstanding at March 31, 2015	1,371	$12.23	6.09	$7,766
Exercisable at March 31, 2015	211	$10.96	5.61	$1,460

6.	Concentrations
In the three and six months ended March 31, 2015, revenue from the Company's largest distributor accounted for approximately 17% and 15%, respectively, of the Company's total net sales. In both the three and six months ended March 31, 2015, revenue from the Company's second largest distributor accounted for approximately 14% of the Company's total net sales. In the three and six months ended March 31, 2014, revenue from the Company's largest distributor accounted for approximately 18% and 17%, respectively, of the Company's total net sales. In the three and six months ended March 31, 2014, revenue from the Company's second largest distributor accounted for approximately 15% and 14%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	March 31, 2015	September 30, 2014
	(In thousands)
Purchased components	$27,840	$21,677
Work-in-process	23,630	27,058
Finished goods	39,368	36,358
	$90,838	$85,093
During the three and six months ended March 31, 2015, the Company recorded inventory write-downs of $1.7 million and $3.2 million, respectively. During the three and six months ended March 31, 2014, the Company recorded inventory write-downs of $1.4 million and $2.2 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Assets
Other assets consisted of the following:

	March 31, 2015	September 30, 2014
	(In thousands)
Restricted assets	$644	$499
Other investment	1,382	1,436
Nanya private placement shares	10,318	10,645
Technology licenses, net	15,500	10,644
Other	1,151	1,145
	$28,995	$24,369

The Company has various deposits including deposits with suppliers for purchase guarantees and for customs clearance. These deposits are included in restricted assets.
The Company accounts for the private placement shares it acquired in Nanya on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date.
From time to time, the Company licenses patents or other intellectual property rights from third parties. The technology licenses are being amortized over their estimated useful lives ranging from three to fifteen years.
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At March 31, 2015, the Company's ownership interest in such company was approximately 25%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income (expense), net.

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
March 31, 2015
Developed technology	$5,330	$2,925	$2,405
Customer relationships	3,340	1,415	1,925
Other	450	381	69
Total	$9,120	$4,721	$4,399
September 30, 2014
Developed technology	$5,330	$2,584	$2,746
Customer relationships	3,340	1,137	2,203
Other	450	306	144
Total	$9,120	$4,027	$5,093

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Reported as:
Cost of sales	$170	$233	$341	$465
Operating expenses	177	176	353	353
Total	$347	$409	$694	$818
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at March 31, 2015 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 3.54 years, 3.46 years and 0.46 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2015	$688
2016	1,238
2017	1,239
2018	1,195
2019	39
Thereafter	—
Total	$4,399

10.	Borrowings
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the Loan), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. The interest rate on the Loan was 1.25% at March 31, 2015. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
Remainder of 2015	$97
2016	195
2017	195
2018	3,949
2019	—
Thereafter	—
Total	$4,436

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.	Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	March 31, 2015	September 30, 2014
Accumulated foreign currency translation adjustments	$(3,904)	$1,051
Accumulated net retirement plan transition asset (net of tax of $124 and $124, respectively)	(21)	8
Accumulated net retirement plan actuarial losses (net of tax of $477 and $477, respectively)	(2,045)	(2,103)
Total accumulated other comprehensive loss	$(5,970)	$(1,044)

The significant amounts reclassified out of accumulated other comprehensive loss into the consolidated condensed statements of income, with presentation location, during the three and six months ended March 31, 2015 and March 31, 2014 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Location
Unrealized holding gains on available-for -sale investments
	$—	$4,333	$—	$8,002	Gain on the sale of investments
	—	(1,624)	—	(2,997)	Provision for income taxes
	$—	$2,709	$—	$5,005

12.	Income Taxes
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
For the three and six months ended March 31, 2015, the Company recorded income tax expense of $0.7 million and $1.6 million, respectively, that represents an effective tax rate of approximately 39% and 27%, respectively. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited.
For the three and six months ended March 31, 2014, the Company recorded income tax expense of $2.9 million and $4.6 million, respectively, that represents an effective tax rate of approximately 25% and 24%, respectively. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
As of March 31, 2015, the Company had unrecognized tax positions that would impact its effective tax rate, if realized.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$1,116	$8,812	$4,302	$14,247
Denominator for basic net income per share:
Weighted average common shares outstanding	31,544	29,818	31,267	29,568
Dilutive stock options and awards	1,726	1,426	1,669	1,418
Denominator for diluted net income per share	33,270	31,244	32,936	30,986
Basic net income per share	$0.04	$0.30	$0.14	$0.48
Diluted net income per share	$0.03	$0.28	$0.13	$0.46
For the three months and six months ended March 31, 2015, stock options and awards for 118,000 shares and 161,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and six months ended March 31, 2014, stock options and awards for 1,372,000 shares and 2,177,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the six month period ended March 31, 2015, the Company did not repurchase any shares of its common stock in the open market. As of March 31, 2015, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of March 31, 2015, $19.8 million remained available under the Company's existing share repurchase authorization.
The Company issues RSUs as part of its equity incentive plan. For a portion of the RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the six months ended March 31, 2015, the Company withheld 36,025 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

15.	Commitments and Contingencies
Legal Matters
In the semiconductor industry, it is not unusual for companies to receive notices alleging infringement of patents or other intellectual property rights of others. The Company has been, and from time to time expects to be, notified of claims that it may be infringing patents, maskwork rights or copyrights owned by third parties. If it appears necessary or desirable, the Company may seek licenses under patents that it is alleged to be infringing. Although patent holders commonly offer such licenses, licenses may not be offered and the terms of any offered licenses may not be acceptable to the Company. The failure to obtain a license under a key patent or intellectual property right from a third party for technology used by the Company could cause it to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention or to attempt to develop non-infringing products, any of which could materially and adversely affect the Company’s business and operating results. Furthermore, there can be no assurance that the Company will not become involved in protracted litigation regarding its alleged infringement of third party intellectual property rights or litigation to assert and protect its patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company’s resources.

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
Legal Proceedings Regarding our Pending Acquisition
Beginning on April 1, 2015, three stockholder class action complaints were filed in the Superior Court of the State of California in the County of Santa Clara on behalf of a putative class of ISSI stockholders and naming as defendants ISSI’s Board of Directors and Parent: Richard Wilson III, on Behalf of Himself and All Others Similarly Situated v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278815 (filed April 1, 2015); Matthew Sciabacucchi, on Behalf of Himself and All Others Similarly Situated v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278812 (filed April 1, 2015); and Kathy Guerra, Individually and on Behalf of All Others Similarly Situated v. Scott D. Howarth, et al., Case No. 1-15-CV-279142 (filed April 8, 2015).  The complaints generally allege that, in connection with the proposed acquisition of ISSI by Parent, the ISSI directors breached their fiduciary duties owed to ISSI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of ISSI to ISSI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The complaint filed by Kathy Guerra also alleges that the ISSI directors breached their fiduciary duties by allegedly failing to disclose material information to ISSI stockholders.  The complaints further generally allege that Parent aided and abetted the ISSI directors in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, or alternatively, in the event that the proposed transaction is consummated, an order rescinding it.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of March 31, 2015, the Company had approximately $16.4 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
		(In thousands)
Net sales
United States	$9,213	$9,816	$20,106	$18,878
China	8,885	10,939	18,757	22,851
Hong Kong	14,555	14,022	28,395	29,043
Japan	6,961	4,580	12,618	10,653
Korea	3,904	3,167	7,823	6,544
Taiwan	10,373	11,752	21,770	22,755
Other Asia Pacific countries	5,557	5,691	11,526	11,955
Europe	20,434	20,554	39,530	36,620
Other	222	347	489	692
Total net sales	$80,104	$80,868	$161,014	$159,991

	March 31, 2015	September 30, 2014
	(In thousands)
Long-lived assets
United States	$11,055	$11,174
Hong Kong	11	14
China	13,010	12,908
Taiwan	33,190	34,751
	$57,266	$58,847
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $86,000 and $144,000 during the three months and six months ended March 31, 2015, respectively. Sales to Chrontel were $61,000 and $82,000 during the three months and six months ended March 31, 2014, respectively. Accounts receivable from Chrontel were approximately $64,000 and $59,000 at March 31, 2015 and September 30, 2014, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18.	Subsequent Event
On April 20, 2015, the Company entered into Equipment Lease Agreements ( Lease Agreements) with Powerchip Technology Corporation (Powerchip). Under the Lease Agreements, the Company will purchase and then lease up to an aggregate of $73.5 million in semiconductor manufacturing equipment to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period, and the Company will obtain access to certain manufacturing capacity and technology at Powerchip.
The Lease Agreements provide for a term of approximately six years, each ending December 31, 2021. Beginning in 2019 and continuing through 2021, Powerchip will make quarterly payments to the Company in an aggregate amount of approximately $82.1 million (the Quarterly Payments). Until such time as all Quarterly Payments have been made, the Company shall own, and continue to own, all equipment subject to the Lease Agreements.
In addition to making the Quarterly Payments, Powerchip shall provide the Company with manufacturing capacity to produce a specified number of wafers each month beginning in 2015 through 2021. The Company has an option to renew such manufacturing arrangement for an additional three years.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, and (iv) digital consumer. Our primary products are DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In the first six months of fiscal 2015 and in fiscal 2014, approximately 91% and 89%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On March 12, 2015, we entered into a definitive merger agreement (the Merger Agreement) to be acquired by a Chinese consortium of investors led by Summitview Capital under which the consortium will acquire all of our outstanding shares for $19.25 per share in cash (the Merger).  The transaction is subject to approval by the stockholders of ISSI, as well as regulatory approvals. As part of the transaction, the Merger Agreement contemplates that, in connection with the closing of the Merger, ISSI’s operations in Taiwan will be restructured or some or all of ISSI’s Taiwan operations may be sold in order to comply with the requirements of Taiwan laws and regulations. The transaction is currently expected to close in the third calendar quarter of 2015.
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
As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer. In recent years, it has become more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries.  In this regard, in April 2015, we entered into Equipment Lease Agreements ( the Lease Agreements) with Powerchip Technology Corporation (Powerchip). Under the Lease Agreements, we will purchase and then lease up to an aggregate of $73.5 million in semiconductor manufacturing equipment to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period, and we will obtain access to certain manufacturing capacity and technology at Powerchip. In addition, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees. Certain of our foundries have decided from time to time not to produce the type of wafers that we need (especially certain types of DRAM wafers) so we have been forced to rely on alternative sources of supply and to place large last time buy orders which exposes us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry.  There can be no assurance as to the future impact that such matters will have on our business, customer relationships or results of operations.

The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first six months of fiscal 2015 and in fiscal 2014. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 88% in each of the first six months of fiscal 2015, the first six months of fiscal 2014, in fiscal 2014 and in fiscal 2013. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Six Months Ended March 31,		Fiscal Years Ended September 30,
	2015	2014	2014	2013
Asia	63%	65%	65%	67%
Europe	25	23	23	20
U.S.	12	12	12	12
Other	—	—	—	1
Total	100%	100%	100%	100%
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

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased to $80.1 million in the three months ended March 31, 2015 from $80.9 million in the three months ended March 31, 2014. The decrease of $0.8 million was the result of a decrease in SRAM and flash revenue partially offset by an increase in DRAM and analog revenue in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our SRAM revenue decreased by $2.6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of a decrease in unit shipments and an overall net decline in average selling prices. In addition, our flash revenue decreased by $1.6 million primarily as a result of a decrease in unit shipments. However, our DRAM revenue increased by $2.9 million as a result of an increase in unit shipments of our DRAM products which was partially offset by the impact of a decline in average selling prices for our DRAM products. In addition, our analog revenue increased by $0.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended March 31, 2015, revenue from our largest and second largest distributor accounted for approximately 17% and 14%, respectively, of our total net sales. In the three months ended March 31, 2014, revenue from our largest and second largest distributor accounted for approximately 18% and 15%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit increased by $0.3 million to $28.1 million in the three months ended March 31, 2015 from $27.8 million in the three months ended March 31, 2014 primarily as a result of an increase in DRAM shipments. Our gross margin was 35.0% in the three months ended March 31, 2015 compared to 34.3% in the three months ended March 31, 2014. The increase in gross margin in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 can be attributed to the favorable impact in the current period from decreased product costs for certain DRAM products which more than offset a decrease in average selling prices for certain of our DRAM products. In addition, in the three months ended March 31, 2015, our product cost benefited from a weaker New Taiwan dollar. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 15% to $12.4 million in the three months ended March 31, 2015 compared to $10.8 million in the three months ended March 31, 2014. As a percentage of net sales, research and development expenses increased to 15.5% in the three months ended March 31, 2015 from 13.4% in the three months ended March 31, 2014. The increase in research and development expenses of $1.6 million was primarily the result of an increase in product development costs and headcount related expenses in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect the dollar amount of our research and development expenses to decrease in the June 2015 quarter and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased by 24% to $14.2 million in the three months ended March 31, 2015 from $11.5 million in the three months ended March 31, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 17.7% in the three months ended March 31, 2015 from 14.2% in the three months ended March 31, 2014. The increase in selling, general and administrative expenses of $2.7 million was primarily the result of $1.6 million of expenses related to our pending acquisition, an increase of $1.0 million in legal expenses related to our GSI litigation and a $0.2 million increase in proxy related expenses in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect the dollar amount of our selling, general and administrative expenses to increase in the June 2015 quarter as a result of acquisition and litigation related expenses and expect such expenses to fluctuate as a percentage of net sales depending on our overall level of sales.
Interest and other income, net. Interest and other income, net was $0.4 million in both the three months ended March 31, 2015 and March 31, 2014. The $0.4 million of interest and other income in the three months ended March 31, 2015 is comprised primarily of $0.3 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.1 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar. The $0.4 million of interest and other income in the three months ended March 31, 2014 is comprised primarily of $0.2 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.2 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar.
Gain on the sale of investments. In the three months ended March 31, 2014, we sold approximately 4.4 million shares of Nanya common stock for approximately $6.7 million which resulted in a pre-tax gain of approximately $3.9 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the three months ended March 31, 2015, we recorded income tax expense of $0.7 million that represents an effective tax rate of approximately 39%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the three months ended March 31, 2014, we recorded income tax expense of $2.9 million that represents an effective tax rate of approximately 25%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was net income of $15,000 in the three months ended March 31, 2015 compared to net income of $146,000 in the three months ended March 31, 2014.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Net Sales. Net sales increased to $161.0 million in the six months ended March 31, 2015 from $160.0 million in the six months ended March 31, 2014. The increase of $1.0 million was the result of an increase in DRAM and analog revenue partially offset by a decrease in SRAM and flash revenue in the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Our DRAM revenue increased by $8.4 million as a result of an increase in units shipments of our DRAM products which was partially offset by the impact of a decline in average selling prices for our DRAM products in the six months ended March 31, 2015 compared to the six months ended March 31, 2014. In addition, our analog revenue increased by $0.3 million. However, our SRAM revenue decreased by $4.6 million in the six months ended March 31, 2015 compared to the six months ended March 31, 2014 as a result of a decrease in unit shipments and an overall net decline in average selling prices. In addition, our flash revenue decreased by $3.1 million primarily as a result of a decrease in unit shipments.

In the six months ended March 31, 2015, revenue from our largest and second largest distributor accounted for approximately 15% and 14%, respectively, of our total net sales. In the six months ended March 31, 2014, revenue from our largest and second largest distributor accounted for approximately 17% and 14%, respectively, of our total net sales.
Gross profit. Gross profit increased by $3.9 million to $57.2 million in the six months ended March 31, 2015 from $53.3 million in the six months ended March 31, 2014 primarily as a result of an increase in DRAM shipments. Our gross margin was 35.5% in the six months ended March 31, 2015 compared to 33.3% in the six months ended March 31, 2014. The increase in gross margin in the six months ended March 31, 2015 compared to the six months ended March 31, 2014 can be attributed to the favorable impact in the current period from decreased product costs for certain DRAM products which more than offset a decrease in average selling prices for certain of our DRAM products. In addition, in the six months ended March 31, 2015, our product cost benefited from a weaker New Taiwan dollar.
Research and development. Research and development expenses increased by 15% to $24.7 million in the six months ended March 31, 2015 compared to $21.4 million in the six months ended March 31, 2014. As a percentage of net sales, research and development expenses increased to 15.3% in the six months ended March 31, 2015 from 13.4% in the six months ended March 31, 2014. The increase in research and development expenses of $3.3 million was primarily the result of increases in product development costs and headcount related expenses in the six months ended March 31, 2015 compared to the six months ended March 31, 2014.
Selling, general and administrative. Selling, general and administrative expenses increased by 18% to $27.1 million in the six months ended March 31, 2015 from $22.9 million in the six months ended March 31, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 16.8% in the six months ended March 31, 2015 from 14.3% in the six months ended March 31, 2014. The increase in selling, general and administrative expenses of $4.2 million was primarily the result of $1.6 million of expenses related to our pending acquisition, an increase of $1.4 million in legal expenses related to our GSI litigation and a $0.6 million increase in proxy related expenses in the six months ended March 31, 2015 compared to the six months ended March 31, 2014.
Interest and other income, net. Interest and other income, net was $0.5 million in the six months ended March 31, 2015 compared to $0.8 million in the six months ended March 31, 2014. The $0.5 million of interest and other income in the six months ended March 31, 2015 is comprised primarily of $0.5 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.1 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by other items. The $0.8 million of interest and other income in the six months ended March 31, 2014 is comprised primarily of $0.5 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.5 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items.
Gain on the sale of investments. In the six months ended March 31, 2014, we sold approximately 8.6 million shares of Nanya common stock for approximately $12.6 million which resulted in a pre-tax gain of approximately $7.1 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the six months ended March 31, 2015, we recorded income tax expense of $1.6 million that represents an effective tax rate of approximately 27%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the six months ended March 31, 2014, we recorded income tax expense of $4.6 million that represents an effective tax rate of approximately 24%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $65,000 in the six months ended March 31, 2015 compared to net income of $157,000 in the six months ended March 31, 2014.
Liquidity and Capital Resources
As of March 31, 2015, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $135.6 million. During the six months ended March 31, 2015, we generated $4.8 million from operating activities compared to $2.8 million used in the six months ended March 31, 2014. The cash generated by operations in the six months ended March 31, 2015 was primarily due to our net income of $4.4 million adjusted for non-cash items of $7.4 million, an increase in accrued liabilities of $2.5 million and a decrease in accounts receivable of $1.0 million. This was partially offset by an increase in inventories of $8.1 million and a decrease in accounts payable of $2.4 million. The cash used for operations in the six months ended March 31, 2014 was primarily due to increases in accounts receivable of $5.4 million, increases in inventory of $9.0 million, increases in other assets of $3.3 million and decreases in accounts payable of $0.3 million. This was partially offset by our net income of $14.4 million adjusted for non-cash items of $2.2 million and increases in accrued liabilities of $3.0 million.
In the six months ended March 31, 2015, we used $27.6 million for investing activities compared to $1.5 million generated in the six months ended March 31, 2014. The cash used in the six months ended March 31, 2015 included $3.7 million for the acquisition of property and equipment, a net increase in restricted cash of $18.2 million and $5.8 million for the payment of license fees. As contemplated by the terms of the Merger Agreement, we deposited $19.2 million into an escrow account which resulted in the increase in our restricted cash. In the six months ended March 31, 2015, we generated $0.1 million from net sales of other available-for-sale securities. The cash generated in the six months ended March 31, 2014 included $12.6 million from the sale of approximately 86.4 million shares of Nanya common stock, $3.2 million from the sale of our remaining shares of SMIC common stock and $1.2 million from net sales of other available-for-sale securities. In the six months ended March 31, 2014, we used $8.3 million for the acquisition of property and equipment, $6.0 million for the payment of license fees, $1.0 to collateralize accounts payable to a supplier and $0.2 million to acquire additional shares of our Chingis subsidiary.
In the six months ended March 31, 2015, we made capital expenditures of approximately $3.7 million for test equipment, engineering tools, building improvements and computer hardware. We expect to spend approximately $9.0 million to $12.0 million for capital expenditures during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools, computer hardware and software and building improvements. In addition, we expect to purchase and then lease up to an aggregate of $73.5 million in manufacturing equipment to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period. Beginning in 2019 and continuing through 2021, Powerchip will make quarterly lease payments to us in an aggregate amount of approximately $82.1 million. Until such time as all quarterly payments have been made, we will continue to own all equipment subject to the Lease Agreements. We expect to fund our capital expenditures from our existing cash and cash equivalent balances and new borrowings.
We generated $2.4 million from financing activities during the six months ended March 31, 2015 compared to $7.5 million generated during the six months ended March 31, 2014. Our sources of financing for the six months ended March 31, 2015 were proceeds from the issuance of common stock of $6.7 million from stock option exercises. In the six months ended March 31, 2015, we used $3.7 million for payments of dividends to stockholders, $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.1 million for the repayment of long-term borrowings. Our sources of financing for the six months ended March 31, 2014 were proceeds from the issuance of common stock of $7.3 million from stock option exercises and sales under our employee stock purchase plan and $0.7 million excess tax benefits from share-based compensation. In the six months ended March 31, 2014, we used $0.4 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.1 million for the repayment of long-term borrowings.
At March 31, 2015, we had $10.6 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through December 2015. As of March 31, 2015, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in the U.S., China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $1.7 million at March 31, 2015.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at March 31, 2015 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,652	$569	$948	$135	$—
Borrowings	4,436	97	390	3,949	—
Purchase obligations with wafer foundries	16,446	16,446	—	—	—
Total contractual cash obligations	$22,534	$17,112	$1,338	$4,084	$—
At March 31, 2015, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time. However, we do not expect to repurchase any shares under this authorization due to our pending acquisition.
Our total cash, cash equivalents, restricted cash and short-term investments held by our foreign subsidiaries was $95.0 million at March 31, 2015 and $91.3 million at September 30, 2014. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, restricted cash and short-term investments available for our U.S. operations as of March 31, 2015 and September 30, 2014 was approximately $40.6 million and $48.7 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.
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

Off-Balance Sheet Arrangements
We may be obligated to indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. In addition, we have entered into indemnification agreements with our officers, certain key employees and directors, and the Company’s bylaws provide that indemnification may be provided to our agents. We have directors’ and officers’ insurance pursuant to which we may be reimbursed for certain indemnity expenses, subject to the terms of the insurance policy. We cannot estimate the amount of potential future indemnity expenses that we may be required to make. The amount of available directors’ and officers’ insurance may not be sufficient to cover our indemnity obligations, which may have a material adverse effect on our results of operations in future periods.
Other than as set forth above, we are not currently party to any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the six months ended March 31, 2015 and in fiscal 2014, we recorded exchange gains of approximately $0.1 million and $0.4 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $135.6 million at March 31, 2015. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own approximately $10.3 million of private placement shares in Nanya which are accounted for on the cost-basis. We account for such shares on the cost-basis as these securities are restricted and the restrictions do not terminate within one year of the reporting date. In the event a decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Regarding our Pending Acquisition
Beginning on April 1, 2015, three stockholder class action complaints were filed in the Superior Court of the State of California in the County of Santa Clara on behalf of a putative class of ISSI stockholders and naming as defendants ISSI’s Board of Directors and Parent: Richard Wilson III, on Behalf of Himself and All Others Similarly Situated v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278815 (filed April 1, 2015); Matthew Sciabacucchi, on Behalf of Himself and All Others Similarly Situated v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278812 (filed April 1, 2015); and Kathy Guerra, Individually and on Behalf of All Others Similarly Situated v. Scott D. Howarth, et al., Case No. 1-15-CV-279142 (filed April 8, 2015).  The complaints generally allege that, in connection with the proposed acquisition of ISSI by Parent, the ISSI directors breached their fiduciary duties owed to ISSI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of ISSI to ISSI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The complaint filed by Kathy Guerra also alleges that the ISSI directors breached their fiduciary duties by allegedly failing to disclose material information to ISSI stockholders.  The complaints further generally allege that Parent aided and abetted the ISSI directors in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, or alternatively, in the event that the proposed transaction is consummated, an order rescinding it.
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

Item 1A. Risk Factors
Risks Related to our Pending Acquisition
The parties may be unable to satisfy the conditions to the closing of our acquisition by Parent and the acquisition may not be consummated.
Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the adoption of the Merger Agreement by ISSI’s stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (iii) receipt of the Committee on Foreign Investment in the United States (CFIUS) and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer, and could cost more, than ISSI and Parent currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.
In addition, the Merger Agreement may be terminated under specified circumstances, including by Parent upon a change in the recommendation of ISSI Board of Directors in connection with ISSI entering into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
the current ISSI stock price likely reflects a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of ISSI common stock;

•	we may be required to pay a termination fee of $19.2 million if the Merger Agreement is terminated under certain circumstances, and any such payment would negatively affect our liquidity; and

•	we expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed.
The announcement and pendency of our proposed acquisition by Parent could materially adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed acquisition by Parent could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

•
restrictions in the Merger Agreement on the conduct of our business prior to the closing of the acquisition, which prevent us from taking specified actions without the prior consent of Parent, which actions we might otherwise take in the absence of the Merger Agreement;

•
the attention of our management may be directed towards the closing of the acquisition and may be diverted from our day-to-day business operations, and matters related to the acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

•
our customers, suppliers and other third parties may decide not to renew or seek to terminate, change or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise;

•	our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel;

•
certain actions we take in connection with the restructuring of our operations in Taiwan as contemplated by the Merger Agreement may result in significant costs or disruptions to our business or relationships with our employees; and

•	litigation relating to the merger and the related costs.
Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.
Risks Related to our Business
Uncertain economic conditions and any future downturn in the automotive market, industrial market or other markets we serve are expected to adversely affect our business and financial results.
Substantially all of our products are incorporated into products for the automotive, communications, industrial, and digital consumer markets. In particular, in the six months ended March 31, 2015 and in fiscal 2014, approximately 51% and 47%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first six months of fiscal 2015 and in fiscal 2014, approximately 91% and 89%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $84.2 million in the September 2014 quarter to $80.9 million in the December 2014 quarter as a result of a decrease in unit shipments of our DRAM and SRAM products. We experienced a sequential decline in revenue from $84.8 million in the June 2014 quarter to $84.2 million in the September 2014 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2013, fiscal 2014 and the first six months of fiscal 2015, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales volume of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
If we are unable to obtain an adequate supply of wafers due to industry consolidation involving foundries, financial difficulties at foundries or other reasons, our business will be harmed unless we are able to secure alternative capacity in a timely manner and on reasonable terms.
If we are unable to obtain an adequate supply of wafers from our current suppliers or any alternative sources in a timely manner and on reasonable terms, our business will be severely harmed. For example, our revenue in each of the December 2014 quarter, September 2014 quarter and the March 2013 quarter was adversely affected as we were unable to secure an adequate supply of NOR flash wafers. Our principal manufacturing relationships are with GlobalFoundries, Hynix, Nanya, Powerchip, SMIC, TSMC, UMC, Vanguard and XMC. Each of our wafer foundries also supplies wafers to other semiconductor companies, including certain of our competitors or for their own account. Although we are allocated wafer capacity from our key suppliers, we may not be able to obtain such capacity in periods of tight supply. If any of our suppliers experience manufacturing failures or yield shortfalls, severe financial or operational difficulties, choose to prioritize capacity for other uses, or reduce or eliminate deliveries to us for any other reason, we may not be able to obtain enough wafers to meet the market demand for our products which would adversely affect our revenues. In recent years, it has been more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries. From time to time, certain of our wafer foundries have announced that they will no longer produce a specific type of wafer we may need (especially certain types of DRAM wafers). In such event, we have had to and expect in the future to have to place large last time buy orders which expose us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry. In addition, we may not be able to qualify additional manufacturing sources for existing or new products in a timely manner and we cannot be certain that other manufacturing sources would be able to deliver an adequate supply of wafers to us or at the same cost.
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
In this regard, in April 2015, we entered into the Lease Agreements with Powerchip under which we will purchase and then lease up to an aggregate of $73.5 million in semiconductor manufacturing equipment to Powerchip, whereby Powerchip will acquire ownership of the equipment at the end of the lease period, and we will obtain access to certain manufacturing capacity and technology at Powerchip. Also, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees.

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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global equity or credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operation. In recent years, several foundries (including foundries that we relied on for wafers) experienced financial difficulties and filed for bankruptcy protection, substantially reduced their operations or were acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive and industrial markets;

•	cancellation of existing orders or the failure to secure new orders;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	increased expenses related to our pending acquisition;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	a failure to deliver products to customers on a timely basis;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first six months of fiscal 2015, in fiscal 2014, and in fiscal 2013, we recorded inventory write-downs of $3.2 million, $5.6 million, and $4.6 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.

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
In the six months ended March 31, 2015, approximately 12% of our net sales was attributable to customers located in the U.S., 25% was attributable to customers located in Europe and 63% was attributable to customers located in Asia. In fiscal 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
Our success depends upon the continued service of our key technical and management personnel. Several of our important manufacturing and other subcontractor relationships are based on personal relationships between our senior executive officers and such parties. In particular, our Executive Chairman has long-term relationships with our key foundries. If we were to lose the services of any key executive, it may negatively impact the related business relationships since we typically have no long-term contractual agreements with such parties. Our success also depends on our ability to continue to attract, retain and motivate qualified technical personnel, particularly experienced circuit designers and process engineers. The competition for such employees has been intense in recent periods. We have no employment contracts or key person life insurance policies with or for any of our employees. The loss of the service of one or more of our key personnel could harm our business.

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
From time to time, we have acquired and expect in the future to acquire other companies or assets that we believe to be complementary to our business. In this regard, in September 2012, we acquired Chingis, a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. In addition, in January 2011, we acquired Si En, a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. For example, in fiscal 2012, we wrote-off $4.3 million of the goodwill we acquired with the acquisition of Si En. In addition, acquisitions involve numerous risks, including:

•	lower than expected sales of any acquired products;

•	the risk that the markets for acquired products do not develop as expected;

•	difficulties in continuing to develop new technologies and deliver products to market on time;

•	the potential loss of key employees and customers as a result of the acquisition;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience; and

•	higher than estimated acquisition expenses.
There is no assurance that any of our acquisitions will contribute positively to our business or operating results.
Our stock price is expected to continue to be volatile.
The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	the announcement of our pending acquisition and matters related to the completion of such acquisition;

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements regarding our cash dividend program, including the timing and amount of any future dividends;

•	announcements regarding our share repurchase program and the timing and amount of shares we purchase under such program;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.
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
While we have not repurchased any shares since fiscal 2011, from September 2007 through September 2011, we repurchased and retired an aggregate of 14,179,711 shares of our common stock in the open market under Rule 10b-18 and pursuant to our tender offers at a cost of approximately $88.5 million. At March 31, 2015, we had outstanding authorization from our Board to purchase up to an additional $19.8 million of our common stock from time to time. However, under the terms of the Merger Agreement, we are currently prohibited from repurchasing shares of our common stock. Although our Board of Directors has determined that our repurchase programs were in the best interests of our stockholders, these repurchases expose us to a number of risks including:

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

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 2.1(1)	Agreement and Plan of Merger, dated as of March 12, 2015, by and among Uphill Investment Co. and Integrated Silicon Solution, Inc.

Exhibit 2.2(2)	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 28, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, and Integrated Silicon Solution, Inc.

Exhibit 2.3	Joinder Agreement, dated as of March 25, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, Inc. and Integrated Silicon Solution, Inc.

Exhibit 3.1	Amended and Restated Bylaws of Registrant.

Exhibit 10.1(1)	Escrow Agreement, dated as of March 12, 2015, with Deutsche Bank (China) Co., Ltd. Shanghai Branch.

Exhibit 10.2(1)	Escrow Agreement, dated as of March 12, 2015, with China Merchants Bank.

Exhibit 10.3(3)	Equipment Lease Agreement, dated April 20, 2015, by and between Integrated Silicon Solution, Inc. and Powerchip Technology Corporation.

Exhibit 10.4(3)	Equipment Lease Agreement, dated April 20, 2015, by and between Integrated Circuit Solution, Inc. and Powerchip Technology Corporation.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 2015.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 29, 2015.

(3)
Portions of Exhibit A and Exhibit E of this document have been omitted pursuant to a confidential treatment request, and the full, unredacted document has been separately submitted to the Securities and Exchange Commission with a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	May 5, 2015	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)