Form 10-Q
period 2015-06-30
INTEGRATED SILICON SOLUTION INC
filed 2015-07-31
CIK 854701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock as of July 24, 2015 was 32,262,717.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “ISSI” mean Integrated Silicon Solution, Inc. and all entities controlled by Integrated Silicon Solution, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$81,240	$84,834	$242,254	$244,825
Cost of sales	53,936	55,538	157,757	162,250
Gross profit	27,304	29,296	84,497	82,575
Operating expenses:
Research and development	11,777	10,978	36,448	32,363
Selling, general and administrative	16,179	11,942	43,253	34,845
Total operating expenses	27,956	22,920	79,701	67,208
Operating income (loss)	(652)	6,376	4,796	15,367
Interest and other income (expense), net	213	99	740	905
Gain on sale of investments	—	2,140	—	11,300
Income (loss) before income taxes	(439)	8,615	5,536	27,572
Provision (benefit) for income taxes	(461)	2,388	1,147	6,941
Consolidated net income	22	6,227	4,389	20,631
Net income attributable to noncontrolling interests	(6)	(41)	(71)	(198)
Net income attributable to ISSI	$16	$6,186	$4,318	$20,433
Basic net income per share	$—	$0.20	$0.14	$0.69
Shares used in basic per share calculation	31,950	30,312	31,495	29,816
Diluted net income per share	$—	$0.19	$0.13	$0.65
Shares used in diluted per share calculation	33,852	31,963	33,300	31,337
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$22	$6,227	$4,389	$20,631
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments:
Changes arising during current period, net of tax benefit of $0, $0, $0 and $251, respectively	—	—	—	(349)
Reclassification for gain included in net income, net of tax expense of $0, $592, $0 and $3,589, respectively	—	(1,024)	—	(6,029)
	—	(1,024)	—	(6,378)
Change in cumulative translation adjustment:
Changes arising during current period	1,784	2,989	(3,171)	(1,020)
Change in retirement plan actuarial losses:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and nine months ended June 30, 2015 and 2014	29	27	87	82
Change in retirement plan transition obligation:
Reclassification for gain included in net income, net of tax expense (benefit) of $0 for the three and nine months ended June 30, 2015 and 2014	(15)	(15)	(44)	(45)
Other comprehensive income (loss)	1,798	1,977	(3,128)	(7,361)
Comprehensive income	1,820	8,204	1,261	13,270
Comprehensive income attributable to noncontrolling interest	(6)	(41)	(71)	(198)
Comprehensive income attributable to ISSI	$1,814	$8,163	$1,190	$13,072

See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2015	September 30, 2014
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$97,474	$137,534
Restricted cash	19,170	1,000
Short-term investments	1,447	1,477
Accounts receivable, net	51,107	50,458
Inventories	87,441	85,093
Deferred tax assets	1,898	1,868
Other current assets	28,279	17,033
Total current assets	286,816	294,463
Property, equipment and leasehold improvements, net	58,046	58,847
Purchased intangible assets, net	4,051	5,093
Goodwill	9,178	9,178
Deferred tax assets	8,768	8,392
Other assets	53,845	24,369
Total assets	$420,704	$400,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,377	$54,554
Accrued compensation and benefits	12,540	9,875
Accrued expenses	12,517	11,365
Current portion of long-term debt	195	195
Total current liabilities	87,629	75,989
Long-term debt	4,193	4,339
Other long-term liabilities	5,299	5,456
Total liabilities	97,121	85,784
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	378,009	364,587
Accumulated deficit	(52,416)	(51,076)
Accumulated other comprehensive loss	(4,172)	(1,044)
Total ISSI stockholders’ equity	321,424	312,470
Noncontrolling interest	2,159	2,088
Total stockholders’ equity	323,583	314,558
Total liabilities and stockholders’ equity	$420,704	$400,342

(1)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

Integrated Silicon Solution, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Consolidated net income	$4,389	$20,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,574	5,885
Stock-based compensation	3,959	4,585
Excess tax loss (benefit) from share-based compensation	395	(2,567)
Tax loss associated with employee stock plans	(395)	—
Amortization of intangibles	1,042	1,186
Gain on sale of investments	—	(11,300)
Equity in net loss of affiliate	78	215
Net foreign currency transaction gains	(162)	(405)
Deferred tax assets	(650)	1,736
Other non-cash items	61	(35)
Net effect of changes in current and other assets and current liabilities	(6,787)	(14,231)
Net cash provided by operating activities	8,504	5,700
Cash flows from investing activities
Acquisition of property and equipment	(6,353)	(9,928)
Acquisition of noncontrolling interest in consolidated subsidiary	—	(199)
Investment in Powerchip Leased Assets	(20,574)	—
Payment of license fees	(6,180)	(7,098)
Increase in restricted cash	(18,170)	(1,000)
Purchases of available-for-sale securities	(1,272)	(1,316)
Sales of available-for-sale securities	1,313	22,143
Net cash (used in) provided by investing activities	(51,236)	2,602
Cash flows from financing activities
Repurchases and retirement of common stock	(513)	(350)
Proceeds from issuance of stock through compensation plans	10,371	9,569
Dividends Paid	(5,658)	—
Excess tax (loss) benefit from share-based compensation	(395)	2,567
Principal payments of long-term obligations	(146)	(146)
Net cash provided by financing activities	3,659	11,640
Effect of exchange rate changes on cash and cash equivalents	(987)	(470)
Net (decrease) increase in cash and cash equivalents	(40,060)	19,472
Cash and cash equivalents at beginning of period	137,534	119,997
Cash and cash equivalents at end of period	$97,474	$139,469
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
On March 12, 2015, the Company and Uphill Investment Co. (Uphill) entered into a definitive merger agreement (as amended, the Merger Agreement) under which Uphill would acquire all of the Company's outstanding shares for $19.25 per share in cash (the Merger).  Subsequent to March 12, the merger agreement was amended several times to increase the purchase price.  As a result of the amendment to the Merger Agreement executed on June 22, 2015, the purchase price to be paid by Uphill to the Company’s stockholders is $23.00 per share in cash. The transaction was approved by the stockholders of the Company on June 29, 2015. The closing of the transaction is pending regulatory approvals. As part of the transaction, the Merger Agreement contemplates that, in connection with the closing of the merger, the Company's operations in Taiwan will be restructured or some or all of the Company's Taiwan operations may be sold in order to comply with the requirements of Taiwan laws and regulations. The transaction is currently expected to close in the third calendar quarter of 2015.
On September 14, 2012, the Company acquired approximately 94.1% of the outstanding shares of Chingis Technology Corporation (Chingis) and the Company’s financial results reflect accounting for Chingis on a consolidated basis from the date of acquisition. In May 2013, the Company acquired an additional 4.8% of Chingis for approximately $1.6 million. In fiscal 2014, the Company acquired the remaining 1.1% of Chingis for approximately $0.4 million, and at June 30, 2015, the Company owned 100% of Chingis.
The Company’s operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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
Liabilities
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations, settled litigation and judicial rulings. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors in addition to amounts the reporting entity expects to pay on behalf of its co-obligors.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Foreign Currency Matters
In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

Accounting Pronouncements
The following issued accounting pronouncements are not yet effective for the Company as of June 30, 2015.
Revenue from Contracts with Customers
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance becomes effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method nor has the Company determined the impact of adopting the new revenue standard on its consolidated financial statements.

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

As of June 30, 2015 and September 30, 2014, all of the Company’s financial assets utilized Level 1 inputs.
As of June 30, 2015, the Company did not have any liabilities or non-financial assets that are measured at fair value on a recurring basis.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Available-for-sale marketable securities consisted of the following:

June 30, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$9,327	$—	$—	$9,327
Certificates of deposit	13,840	—	—	13,840
Total	23,167	—	—	23,167
Less: Amounts included in cash and cash
equivalents	(21,720)	—	—	(21,720)
	$1,447	$—	$—	$1,447

September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
		(In thousands)
Available-for-sale
Level 1:
Money market instruments	$22,519	$—	$—	$22,519
Certificates of deposit	20,679	—	—	20,679
Total	43,198	—	—	43,198
Less: Amounts included in cash, cash
equivalents and restricted cash	(41,721)	—	—	(41,721)
	$1,477	$—	$—	$1,477
There were no transfers in or out of Level 1 assets during the three months ended June 30, 2015.
As of June 30, 2015 and September 30, 2014, the Company had cash, cash equivalents, restricted cash and short-term investments in foreign financial institutions of $55.4 million ($1.6 million of which was in China and subject to exchange control regulations) and $71.9 million, respectively.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.	Stock-based Compensation
Stock-Based Benefit Plans
The Company grants stock-based compensation awards under its 2007 Incentive Compensation Plan (the 2007 Plan) which permits the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), performance shares and performance units. The Company has outstanding grants under its 2012 Inducement Option Plan (the Inducement Plan) and under prior plans, though no further grants can be made under these plans. At June 30, 2015, 1,530,000 shares were available for future grant under the 2007 Plan. Options generally vest ratably over a four-year period with a 6-month or 1-year cliff vest and then vesting ratably over the remaining period. Options granted prior to October 1, 2005 expire ten years after the date of grant; options granted after October 1, 2005 expire seven years after the date of the grant. RSUs generally vest annually over periods ranging from two years to four years based upon continued employment with the Company.
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
The Company had an Employee Stock Purchase Plan (ESPP) which permitted eligible employees to purchase shares of the Company’s common stock through payroll deductions. As approved by the Board of Directors, effective August 1, 2010, shares under the ESPP were purchased at a price equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day or the last day of each six-month offering period. The offering periods under the ESPP commenced on approximately February 1 and August 1 of each year. The ESPP terminated pursuant to its terms on February 2, 2015, therefore at June 30, 2015, no shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table outlines the effects of total stock-based compensation including expense related to SARs.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Stock-based compensation
Cost of sales	$26	$50	$124	$154
Research and development	650	694	2,146	2,119
Selling, general and administrative	1,867	1,017	4,294	3,156
Total stock-based compensation	2,543	1,761	6,564	5,429
Tax effect on stock-based compensation	(688)	(330)	(1,520)	(1,018)
Net effect on net income	$1,855	$1,431	$5,044	$4,411

Compensation related to SARs included in total stock-based compensation	$1,374	$222	$2,605	$844
As of June 30, 2015, there was approximately $7.7 million of total unrecognized stock-based compensation expense related to awards under the Company’s stock-based benefit plans that will be recognized over a weighted-average period of approximately 2.18 years. Future awards will add to this total whereas quarterly amortization and the vesting of existing awards will reduce this total. As of June 30, 2015, there was approximately $10.5 million of total unrecognized stock-based compensation expense related to SARs that will be recognized over a weighted-average period of approximately 2.86 years. Future SAR grants will add to this total whereas quarterly amortization and the vesting of SARs will reduce this total. In addition, because SARs are settled with cash, the fair value of SARs must be revalued on a quarterly basis which will likely impact the amount of expense in future periods.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options and SARs granted and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock option grants and rights granted under the ESPP, as well as the weighted average assumptions used in calculating these values during the three and nine month periods ended June 30, 2015 and 2014 were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Options
Weighted-average fair value of grants	$—	$6.13	$4.11	$4.70
Expected term in years	—	4.42	4.27	4.42
Estimated volatility	—%	51%	38%	51%
Risk-free interest rate	—%	1.21%	1.25%	1.04%
Dividend yield	—%	—%	1.66%	—%
ESPP
Weighted-average fair value of grants	$—	$—	$—	$2.66
Expected term in years	—	—	—	0.49
Estimated volatility	—%	—%	—%	27%
Risk-free interest rate	—%	—%	—%	0.41%
Dividend yield	—%	—%	—%	—%
The Company issues RSUs from time to time. The estimated fair value of RSU awards is calculated based on the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of RSUs granted in the three and nine months ended June 30, 2015 was $18.70 per share and $13.59 per share, respectively. The weighted average grant date fair value of RSUs granted in the three and nine months ended June 30, 2014 was $14.45 per share and $11.62 per share, respectively.
A summary of the Company’s stock option activity and related information for the nine months ended June 30, 2015 follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	4,240	$8.10
Granted	85	$14.83
Exercised	(1,190)	$7.67		$11,883
Cancelled/Expired	(47)	$10.84
Outstanding at June 30, 2015	3,088	$8.40	3.40	$42,421
Exercisable at June 30, 2015	2,192	$7.50	2.85	$32,077
Vested and expected to vest after June 30, 2015	3,057	$8.38	3.39	$42,082
 A summary of the Company’s RSU activity and related information for the nine months ended June 30, 2015 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2014	262	$9.91
Granted	230	$13.59
Vested	(110)	$9.43	$1,546
Forfeited	(3)	$13.22
Outstanding at June 30, 2015	379	$12.26	$8,385

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of the Company’s SAR activity and related information for the nine months ended June 30, 2015 under the 2007 Plan follows (number of shares and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	747	$10.96
Granted	682	$13.55
Exercised	(107)	$13.55		$895
Cancelled/Expired	(27)	$12.17
Outstanding at June 30, 2015	1,295	$12.25	5.85	$12,811
Exercisable at June 30, 2015	247	$11.36	5.51	$2,662

6.	Concentrations
In the three and nine months ended June 30, 2015, revenue from the Company's largest distributor accounted for approximately 18% and 16%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2015, revenue from the Company's second largest distributor accounted for approximately 11% and 13%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2014, revenue from the Company's largest distributor accounted for approximately 20% and 18%, respectively, of the Company's total net sales. In the three and nine months ended June 30, 2014, revenue from the Company's second largest distributor accounted for approximately 12% and 13%, respectively, of the Company's total net sales.

7.	Inventories
The following is a summary of inventories by major category:

	June 30, 2015	September 30, 2014
	(In thousands)
Purchased components	$25,001	$21,677
Work-in-process	22,959	27,058
Finished goods	39,481	36,358
	$87,441	$85,093
During the three and nine months ended June 30, 2015, the Company recorded inventory write-downs of $1.5 million and $4.7 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded inventory write-downs of $2.1 million and $4.3 million, respectively. The inventory write-downs were predominantly for excess and obsolescence and lower of cost or market issues on certain of the Company's products.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.	Other Current Assets and Other Assets
Other current assets consisted of the following:

	June 30, 2015	September 30, 2014
	(In thousands)
Prepayments for Powerchip lease related assets	$11,173	$—
Other current assets	17,106	17,033
	$28,279	$17,033

Other assets consisted of the following:

	June 30, 2015	September 30, 2014
	(In thousands)
Restricted assets	$651	$499
Other investment	1,358	1,436
Nanya private placement shares	10,428	10,645
Technology licenses, net	15,339	10,644
Powerchip lease related assets	24,904	—
Other	1,165	1,145
	$53,845	$24,369

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
On April 20, 2015, the Company entered into Equipment Lease Agreements ( Lease Agreements) with Powerchip Technology Corporation (Powerchip). Under the Lease Agreements, the Company will purchase and then lease up to an aggregate of $73.5 million in semiconductor manufacturing equipment to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period, and the Company will obtain access to certain manufacturing capacity and technology at Powerchip. As of June 30, 2015, the Company had purchased $24.9 million of equipment related to the Powerchip lease.
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
In March 2012, the Company made an equity investment of $2.0 million in a private technology company headquartered in Hong Kong. At June 30, 2015, the Company's ownership interest in such company was approximately 25%. This investment is accounted for under the equity method and the Company's results include its percentage share of such company's results of operations in interest and other income (expense), net.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.	Purchased Intangible Assets
The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net
	(In thousands)
June 30, 2015
Developed technology	$5,330	$3,096	$2,234
Customer relationships	3,340	1,554	1,786
Other	450	419	31
Total	$9,120	$5,069	$4,051
September 30, 2014
Developed technology	$5,330	$2,584	$2,746
Customer relationships	3,340	1,137	2,203
Other	450	306	144
Total	$9,120	$4,027	$5,093
The following table presents details of the amortization expense of purchased intangible assets as reported in the consolidated statements of income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reported as:
Cost of sales	$171	$191	$512	$656
Operating expenses	177	177	530	530
Total	$348	$368	$1,042	$1,186
The following table presents the estimated future amortization expense of the Company’s purchased intangible assets at June 30, 2015 (in thousands). The weighted-average remaining amortization period for developed technology, customer relationships and other intangibles is 3.29 years, 3.21 years and 0.21 years, respectively. If the Company acquires additional purchased intangible assets in the future, its future amortization may be increased by those assets.

Fiscal year
Remainder of 2015	$341
2016	1,238
2017	1,238
2018	1,195
2019	39
Thereafter	—
Total	$4,051

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.	Borrowings
In December 2012, the Company obtained a bank loan in the amount of $4.9 million (the Loan), to partially finance the $6.5 million purchase price of approximately 2.85 acres of land and a 55,612 square foot building located at 1623 Buckeye Drive, Milpitas, California for its corporate headquarters. The Loan has a maturity date of November 30, 2017 and is secured by the property and an assignment of all leases and rents relating to the property. The Loan is subject to customary events of default, including defaults in the payment of principal and interest. The Loan bears an interest rate of one percent above LIBOR adjusted on a monthly basis. The interest rate on the Loan was 1.25% at June 30, 2015. Principal payments due under the Loan are as follows (in thousands):

Fiscal year
Remainder of 2015	$49
2016	195
2017	195
2018	3,949
2019	—
Thereafter	—
Total	$4,388

11.	Accumulated Other Comprehensive Loss

 The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	June 30, 2015	September 30, 2014
Accumulated foreign currency translation adjustments	$(2,120)	$1,051
Accumulated net retirement plan transition asset (liability) (net of tax of $124 and $124, respectively)	(36)	8
Accumulated net retirement plan actuarial losses (net of tax of $477 and $477, respectively)	(2,016)	(2,103)
Total accumulated other comprehensive loss	$(4,172)	$(1,044)

The significant amounts reclassified out of accumulated other comprehensive loss into the consolidated condensed statements of income, with presentation location, during the three and nine months ended June 30, 2015 and June 30, 2014 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Location
Unrealized holding gains on available-for -sale investments
	$—	$1,616	$—	$9,618	Gain on the sale of investments
	—	(592)	—	(3,589)	Provision for income taxes
	$—	$1,024	$—	$6,029

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.	Income Taxes
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
For the three and nine months ended June 30, 2015, the Company recorded income tax expense (benefit) of $(0.5) million and $1.1 million, respectively, that represents an effective tax rate of approximately 104% and 21%, respectively. The differences between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited.
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
As of June 30, 2015, the Company had unrecognized tax positions that would impact its effective tax rate, if realized.

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.	Per Share Data
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted net income per share:
Net income attributable to ISSI	$16	$6,186	$4,318	$20,433
Denominator for basic net income per share:
Weighted average common shares outstanding	31,950	30,312	31,495	29,816
Dilutive stock options and awards	1,902	1,651	1,805	1,521
Denominator for diluted net income per share	33,852	31,963	33,300	31,337
Basic net income per share	$—	$0.20	$0.14	$0.69
Diluted net income per share	$—	$0.19	$0.13	$0.65
For the three months and nine months ended June 30, 2015, stock options and awards for 46,000 shares and 100,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method. For the three months and nine months ended June 30, 2014, stock options and awards for 686,000 shares and 1,070,000 shares, respectively, were excluded from diluted earnings per share by the application of the treasury stock method.

14.	Common Stock Repurchase Program
In the nine month period ended June 30, 2015, the Company did not repurchase any shares of its common stock in the open market. As of June 30, 2015, the Company had repurchased and retired an aggregate of 14,179,711 shares of common stock at a cost of approximately $88.5 million since September 2007. As of June 30, 2015, $19.8 million remained available under the Company's existing share repurchase authorization. However, under the terms of the Merger Agreement, the Company is currently prohibited from repurchasing any shares of its common stock.
The Company issues RSUs as part of its equity incentive plan. For a portion of the RSUs granted, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. During the nine months ended June 30, 2015, the Company withheld 36,891 shares to satisfy approximately $0.5 million of employee tax obligations. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

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

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named the Company as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted the Company's motion to dismiss that complaint in part, leaving claims against the Company for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleged that the Company acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  The Company filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before the Company was named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a revised case management order on January 7, 2015 with a scheduled trial date of October 26, 2015.   Motions for summary judgment, including a motion filed by the Company, were heard on June 30, 2015 and are currently pending before the Court. The Company believes it has meritorious defenses to the claims alleged by GSI and intends to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
Legal Proceedings Regarding our Pending Acquisition
Beginning on April 1, 2015, three purported stockholder class action complaints were filed in the Superior Court of the State of California in the County of Santa Clara on behalf of a putative class of ISSI stockholders and naming as defendants ISSI’s Board of Directors and Uphill: Richard Wilson III v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278815 (filed April 1, 2015); Matthew Sciabacucchi v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278812 (filed April 1, 2015); and Kathy Guerra v. Scott D. Howarth, et al., Case No. 1-15-CV-279142 (filed April 8, 2015) (the “Guerra Action”). On May 5, 2015, the actions were consolidated to form In re Integrated Silicon Solution, Inc. Stockholder Litigation, Lead Case No. 1-15-cv-278812, and plaintiffs designated the complaint filed in the Guerra Action as the operative complaint. The operative complaint generally alleges that, in connection with the proposed acquisition of ISSI by Uphill, the ISSI directors breached their fiduciary duties owed to ISSI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of ISSI to ISSI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The operative complaint also alleges that the ISSI directors breached their fiduciary duties by allegedly failing to disclose material information to ISSI stockholders. The operative complaint further generally alleges that Uphill aided and abetted the ISSI directors in the alleged breaches of their fiduciary duties. The operative complaint seeks, among other things, an order enjoining the defendants from consummating the proposed transaction, or alternatively, in the event that the proposed transaction is consummated, an order rescinding it. A case management conference is currently scheduled for October 2, 2015.
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
Commitments to Wafer Fabrication Facilities and Contract Manufacturers
The Company issues purchase orders for wafers to various wafer foundries. These purchase orders are generally considered to be cancelable. However, to the degree that the wafers have entered into work-in-process at the foundry, as a matter of practice, it becomes increasingly difficult to cancel the purchase order. As of June 30, 2015, the Company had approximately $20.9 million of purchase orders for which the related wafers had been entered into wafer work-in-process (i.e., manufacturing had begun).

INTEGRATED SILICON SOLUTION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16.	Geographic and Segment Information
The Company has one operating segment, which is to design, develop, and market high-performance SRAM, DRAM, and other semiconductor products. The following table summarizes the Company’s operations in different geographic areas:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
		(In thousands)
Net sales
United States	$10,148	$9,571	$30,254	$28,449
China	8,392	9,838	27,149	32,689
Hong Kong	15,049	16,456	43,444	45,499
Japan	7,753	5,916	20,371	16,569
Korea	3,289	4,000	11,112	10,544
Taiwan	10,416	12,344	32,186	35,099
Other Asia Pacific countries	5,332	6,435	16,858	18,390
Europe	20,608	19,587	60,138	56,207
Other	253	687	742	1,379
Total net sales	$81,240	$84,834	$242,254	$244,825

	June 30, 2015	September 30, 2014
	(In thousands)
Long-lived assets
United States	$11,171	$11,174
Hong Kong	10	14
China	13,956	12,908
Taiwan	32,909	34,751
	$58,046	$58,847
Revenues are attributed to countries based on the customers' ship-to location.
Long-lived assets by geographic area are those assets used in the Company’s operations in each area.

17.	Related Party Transactions
The Company sells semiconductor products to Chrontel International Ltd. (Chrontel). Jimmy S.M. Lee, the Company’s Executive Chairman, has been a director of Chrontel since July 1995. Sales to Chrontel were $0 and $144,000 during the three and nine months ended June 30, 2015, respectively. Sales to Chrontel were $80,000 and $162,000 during the three months and nine months ended June 30, 2014, respectively. Accounts receivable from Chrontel were approximately $0 and $59,000 at June 30, 2015 and September 30, 2014, respectively.

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

Overview
We are a fabless semiconductor company that designs and markets high performance integrated circuits for the following key markets: (i) automotive, (ii) communications, (iii) industrial, and (iv) digital consumer. Our primary products are DRAM in both package and Known Good Die (KGD) form and high speed and low power SRAM, serial and parallel NOR flash products and a variety of mixed signal and analog products. In the first nine months of fiscal 2015 and in fiscal 2014, approximately 92% and 89%, respectively, of our revenue was derived from our DRAM and SRAM products. Sales of our DRAM products have represented a majority of our revenue in each year since fiscal 2003.
On March 12, 2015, we and Uphill Investment Co. (Uphill) entered into a definitive merger agreement (as amended, the Merger Agreement) under which Uphill would acquire all of our outstanding shares for $19.25 per share in cash (the Merger) .  Subsequent to March 12, the merger agreement was amended several times to increase the purchase price.  As a result of the amendment to the Merger Agreement executed on June 22, 2015, the purchase price to be paid by Uphill to our stockholders is $23.00 per share in cash. The transaction was approved by the stockholders of ISSI on June 29, 2015. The closing of the transaction is pending regulatory approvals. As part of the transaction, the Merger Agreement contemplates that, in connection with the closing of the Merger, ISSI’s operations in Taiwan will be restructured or some or all of ISSI’s Taiwan operations may be sold in order to comply with the requirements of Taiwan laws and regulations. The transaction is currently expected to close in the third calendar quarter of 2015.
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
As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble and test our products. Because of our dependence on third-party wafer foundries, our ability to increase our unit sales volumes depends on our ability to increase our wafer capacity allocation from current foundries, add additional foundries and improve yields of good die per wafer. In recent years, it has become more difficult for us to secure long-term foundry capacity (particularly for our DRAM products) due to industry consolidation affecting foundries and adverse financial conditions at foundries.  In this regard, in April 2015, we entered into Equipment Lease Agreements ( the Lease Agreements) with Powerchip Technology Corporation (Powerchip). Under the Lease Agreements, we will purchase and then lease up to an aggregate of $73.5 million in semiconductor manufacturing equipment to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period, and we will obtain access to certain manufacturing capacity and technology at Powerchip. As of June 30, 2015, we had purchased $24.9 million of equipment related to the Powerchip lease. In addition, in September 2012, we invested approximately $27.1 million in Nanya and entered into an agreement with Nanya to provide us with access to leading edge process technologies and certain wafer volume guarantees. Certain of our foundries have decided from time to time not to produce the type of wafers that we need (especially certain types of DRAM wafers) so we have been forced to rely on alternative sources of supply and to place large last time buy orders which exposes us to the risk of inventory obsolescence. Once a product is in production at a particular foundry, it is time consuming and costly to have such product manufactured at a different foundry.  There can be no assurance as to the future impact that such matters will have on our business, customer relationships or results of operations.
The average selling prices of our DRAM and SRAM products are sensitive to supply and demand conditions in our target markets and have generally declined over time. We experienced declines in the average selling prices for certain of our products in the first nine months of fiscal 2015 and in fiscal 2014. We expect average selling prices for our products to decline in the future, principally due to market demand, market competition and the supply of competitive products in the market. Any future decreases in our average selling prices could have an adverse impact on our revenue, gross margins and operating margins. Our ability to maintain or increase revenues will be highly dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will adversely affect our gross margins unless we are able to offset such declines with commensurate reductions in per unit costs or changes in product mix in favor of higher margin products.
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
We market and sell our products in Asia, the U.S., Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the U.S. was approximately 87% in each of the three months and nine months ended June 30, 2015, approximately 89% in the three months ended June 30, 2014, and approximately 88% in the nine months ended June 30, 2014. We measure sales location by the shipping destination. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Asia	62%	65%	62%	65%
Europe	25	23	25	23
U.S.	13	11	13	12
Other	—	1	—	—
Total	100%	100%	100%	100%
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

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net Sales. Net sales consist principally of total product sales less estimated sales returns. Net sales decreased to $81.2 million in the three months ended June 30, 2015 from $84.8 million in the three months ended June 30, 2014. The decrease of $3.6 million was the result of a decrease in SRAM and flash revenue partially offset by an increase in DRAM and analog revenue in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our SRAM revenue decreased by $3.3 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of a decrease in unit shipments and an overall net decline in average selling prices. In addition, our flash revenue decreased by $3.1 million primarily as a result of a decrease in unit shipments. However, our DRAM revenue increased by $2.7 million as a result of an increase in unit shipments of our DRAM products which was partially offset by the impact of a decline in average selling prices for our DRAM products. In addition, our analog revenue increased by $0.1 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We anticipate that the average selling prices of our existing products will generally decline over time, although the rate of decline may fluctuate for certain products. There can be no assurance that any future price declines will be offset by higher volumes or by higher prices on newer products.
In the three months ended June 30, 2015, revenue from our largest and second largest distributor accounted for approximately 18% and 11%, respectively, of our total net sales. In the three months ended June 30, 2014, revenue from our largest and second largest distributor accounted for approximately 20% and 12%, respectively, of our total net sales.
Gross profit. Cost of sales includes die cost from wafers acquired from foundries, subcontracted package, assembly and test costs, costs associated with in-house product testing, quality assurance and import duties. Gross profit decreased by $2.0 million to $27.3 million in the three months ended June 30, 2015 from $29.3 million in the three months ended June 30, 2014 primarily as a result of a decrease in SRAM shipments. Our gross margin was 33.6% in the three months ended June 30, 2015 compared to 34.5% in the three months ended June 30, 2014. The decrease in gross margin in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 can be primarily attributed to a change in product mix for our DRAM products. We believe that the average selling prices of our products will decline over time and, unless we are able to reduce our cost per unit to the extent necessary to offset such declines, the decline in average selling prices could result in a material decline in our gross margin. In addition, our product costs could increase if our suppliers raise prices, which could result in a material decline in our gross margin. Although we have product cost reduction programs in place that involve efforts to reduce internal costs and supplier costs, there can be no assurance that product costs will be reduced or that such reductions will be sufficient to offset the expected declines in average selling prices. We do not believe that such cost reduction efforts are likely to have a material adverse impact on the quality of our products or the level of service provided by us.
Research and Development. Research and development expenses increased by 7% to $11.8 million in the three months ended June 30, 2015 compared to $11.0 million in the three months ended June 30, 2014. As a percentage of net sales, research and development expenses increased to 14.5% in the three months ended June 30, 2015 from 12.9% in the three months ended June 30, 2014. The increase in research and development expenses of $0.8 million was primarily the result of an increase in product development costs and headcount related expenses in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Selling, General and Administrative. Selling, general and administrative expenses increased by 35% to $16.2 million in the three months ended June 30, 2015 from $11.9 million in the three months ended June 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% in the three months ended June 30, 2015 from 14.1% in the three months ended June 30, 2014. The increase in selling, general and administrative expenses of $4.3 million was primarily the result of $2.1 million of expenses related to our pending acquisition, an increase of $1.6 million in legal expenses related to our GSI litigation and a $0.1 million increase in proxy related expenses in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In addition, increases in headcount related expenses were partially offset by a decrease in sales commissions and expenses related to our world-wide sales conference.
Interest and other income, net. Interest and other income, net was $0.2 million in the three months ended June 30, 2015 compared to $0.1 million in the three months ended June 30, 2014. The $0.2 million of interest and other income in the three months ended June 30, 2015 is comprised primarily of $0.1 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.1 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar. The $0.1 million of interest and other income in the three months ended June 30, 2014 is comprised primarily of $0.2 million in rental income from the lease of excess space in our Taiwan facility and an exchange loss of $0.1 million as a result of the depreciation of the U.S. dollar compared to the New Taiwan dollar.

Gain on the sale of investments. In the three months ended June 30, 2014, we sold our approximately 2.3 million remaining salable shares of Nanya common stock for approximately $3.6 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision (benefit) for income taxes. For the three months ended June 30, 2015, we recorded an income tax benefit of $0.5 million that represents an effective tax rate of approximately 104% as our pre-tax loss was more than offset by a tax benefit in the U.S. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the three months ended June 30, 2014, we recorded income tax expense of $2.4 million that represents an effective tax rate of approximately 28%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was net income of $6,000 in the three months ended June 30, 2015 compared to net income of $41,000 in the three months ended June 30, 2014.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Net Sales. Net sales decreased to $242.3 million in the nine months ended June 30, 2015 from $244.8 million in the nine months ended June 30, 2014. The decrease of $2.5 million was the result of a decrease in SRAM and flash revenue partially offset by an increase in DRAM and analog revenue in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. Our SRAM revenue decreased by $7.9 million in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 as a result of a decrease in unit shipments and an overall net decline in average selling prices. In addition, our flash revenue decreased by $6.2 million primarily as a result of a decrease in unit shipments. However, our DRAM revenue increased by $11.3 million as a result of an increase in units shipments of our DRAM products which was partially offset by the impact of a decline in average selling prices for our DRAM products in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 and our analog revenue increased by $0.3 million.

In the nine months ended June 30, 2015, revenue from our largest and second largest distributor accounted for approximately 16% and 13%, respectively, of our total net sales. In the nine months ended June 30, 2014, revenue from our largest and second largest distributor accounted for approximately 18% and 13%, respectively, of our total net sales.
Gross profit. Gross profit increased by $1.9 million to $84.5 million in the nine months ended June 30, 2015 from $82.6 million in the nine months ended June 30, 2014 primarily as a result of an increase in DRAM shipments. Our gross margin was 34.9% in the nine months ended June 30, 2015 compared to 33.7% in the nine months ended June 30, 2014. The increase in gross margin in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 can be attributed to the favorable impact in the current period from decreased product costs for certain DRAM products which more than offset a decrease in average selling prices for certain of our DRAM products.
Research and development. Research and development expenses increased by 13% to $36.4 million in the nine months ended June 30, 2015 compared to $32.4 million in the nine months ended June 30, 2014. As a percentage of net sales, research and development expenses increased to 15.0% in the nine months ended June 30, 2015 from 13.2% in the nine months ended June 30, 2014. The increase in research and development expenses of $4.0 million was primarily the result of increases in product development costs and headcount related expenses in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.
Selling, general and administrative. Selling, general and administrative expenses increased by 24% to $43.3 million in the nine months ended June 30, 2015 from $34.8 million in the nine months ended June 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 17.9% in the nine months ended June 30 2015 from 14.2% in the nine months ended June 30, 2014. The increase in selling, general and administrative expenses of $8.5 million was primarily the result of $3.7 million of expenses related to our pending acquisition, an increase of $3.3 million in legal expenses related to our GSI litigation and a $0.6 million increase in proxy related expenses in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. In addition, increases in headcount related expenses were partially offset by a decrease in sales commissions and expenses related to our world-wide sales conference.
Interest and other income, net. Interest and other income, net was $0.7 million in the nine months ended June 30, 2015 compared to $0.9 million in the nine months ended June 30, 2014. The $0.7 million of interest and other income in the nine months ended June 30, 2015 is comprised primarily of $0.7 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.2 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items. The $0.9 million of interest and other income in the nine months ended June 30, 2014 is comprised primarily of $0.7 million in rental income from the lease of excess space in our Taiwan facility and an exchange gain of $0.4 million as a result of the appreciation of the U.S. dollar compared to the New Taiwan dollar partially offset by $0.2 million of other items.
Gain on the sale of investments. In the nine months ended June 30, 2014, we sold approximately 11.0 million shares of Nanya common stock for approximately $16.2 million which resulted in a pre-tax gain of approximately $9.2 million. In addition, we sold our remaining shares of SMIC for approximately $3.2 million which resulted in a pre-tax gain of approximately $2.1 million.
Provision for income taxes. For the nine months ended June 30, 2015, we recorded income tax expense of $1.1 million that represents an effective tax rate of approximately 21%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, were primarily attributable to the differential in foreign tax rates, non-deductible stock-based compensation expense and certain foreign losses not benefited. For the nine months ended June 30, 2014, we recorded income tax expense of $6.9 million that represents an effective tax rate of approximately 25%. The difference between the recorded provision for income taxes and the tax provision, based on the federal statutory rate of 35%, was primarily attributable to the differential in foreign tax rates and non-deductible stock-based compensation expense.
Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests was $71,000 in the nine months ended June 30, 2015 compared to net income of $198,000 in the nine months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2015, our principal sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $118.1 million. During the nine months ended June 30, 2015, we generated $8.5 million from operating activities compared to $5.7 million generated in the nine months ended June 30, 2014. The cash generated by operations in the nine months ended June 30, 2015 was primarily due to our net income of $4.4 million adjusted for non-cash items of $10.9 million, an increase in accrued liabilities of $4.1 million and a decrease in other assets of $0.8 million. This was partially offset by an increase in inventories of $4.1 million, an increase in accounts receivable of $0.8 million and a decrease in accounts payable of $6.8 million. The cash generated by operations in the nine months ended June 30, 2014 was primarily due to our net income of $20.6 million adjusted for non-cash items of $0.7 million and increases in accrued liabilities of $5.8 million. This was partially offset by increases in accounts receivable of $4.3 million, increases in inventories of $11.5 million, increases in other assets of $1.3 million and decreases in accounts payable of $2.9 million.
In the nine months ended June 30, 2015, we used $51.2 million for investing activities compared to $2.6 million generated in the nine months ended June 30, 2014. The cash used in the nine months ended June 30, 2015 included $6.3 million for the acquisition of property and equipment, $20.6 million for the investment in assets leased to Powerchip, a net increase in restricted cash of $18.2 million and $6.2 million for the payment of license fees. As contemplated by the terms of the Merger Agreement, we deposited $19.2 million into an escrow account which resulted in the increase in our restricted cash. The escrow funds were released to us in July 2015. In the nine months ended June 30, 2015, we generated $0.1 million from net sales of other available-for-sale-securities. The cash generated in the nine months ended June 30, 2014 included $16.2 million from the sale of our remaining freely-tradeable shares of Nanya common stock, $3.2 million from the sale of our remaining shares of SMIC common stock and $1.4 million from net sales of other available-for-sale securities. In the nine months ended June 30, 2014, we used $9.9 million for the acquisition of property and equipment, $7.1 million for the payment of license fees, $1.0 million to collateralize accounts payable to a supplier and $0.2 million to acquire additional shares of our Chingis subsidiary.
In the nine months ended June 30, 2015, we made capital expenditures of approximately $6.3 million for test equipment, engineering tools, building improvements and computer hardware. We expect to spend approximately $6.0 million to $10.0 million for capital expenditures during the next twelve months, principally for the purchase of additional test equipment, design and engineering tools and computer hardware and software. In addition, we have spent $20.6 million to purchase manufacturing equipment that will be leased to Powerchip whereby Powerchip will acquire ownership of the equipment at the end of the lease period. We expect to spend an additional $52.9 million to purchase manufacturing equipment to be leased to Powerchip during the next six months. Beginning in 2019 and continuing through 2021, Powerchip will make quarterly lease payments to us in an aggregate amount of approximately $82.1 million. Until such time as all quarterly payments have been made, we will continue to own all equipment subject to the Lease Agreements. We expect to fund our capital expenditures from our existing cash and cash equivalent balances and new borrowings.
We generated $3.7 million from financing activities during the nine months ended June 30, 2015 compared to $11.6 million generated during the nine months ended June 30, 2014. Our sources of financing for the nine months ended June 30, 2015 were proceeds from the issuance of common stock of $10.4 million from stock option exercises. In the nine months ended June 30, 2015, we used $5.7 million for payments of dividends to stockholders, $0.5 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs, $0.4 million in excess tax loss from share-based compensation and $0.1 million for the repayment of long-term borrowings. Our sources of financing for the nine months ended June 30, 2014 were proceeds from the issuance of common stock of $9.6 million from stock option exercises and sales under our employee stock purchase plan and $2.6 million excess tax benefits from share-based compensation. In the nine months ended June 30, 2014, we used $0.4 million to settle shares withheld for statutory withholding requirements upon the vesting of RSUs and $0.2 million for the repayment of long-term borrowings.
At June 30, 2015, we had $16.7 million in borrowings available through a number of short-term lines of credit with various financial institutions in Taiwan. These lines of credit expire at various times through May 2016. As of June 30, 2015, we had no outstanding borrowings under these short-term lines of credit.
On December 4, 2012, we purchased a building in Milpitas, California consisting of 55,612 square feet on approximately 2.85 acres for $6.5 million. We relocated our headquarters to this location in June 2013. We financed a portion of the purchase price for our new headquarters with a loan for approximately $4.9 million. In Taiwan, we own and occupy our building and the land upon which our building is situated is leased under an operating lease that expires in March 2016. We have operations in leased sites in the U.S., China and Hong Kong. In addition to these sites, we lease sales offices in the U.S., Europe and Asia. These leases expire at various dates through 2019. Our outstanding commitments under these leases were approximately $1.3 million at June 30, 2015.
We generally warrant our products against defects in materials and workmanship for a period of 12 months. Liability for a stated warranty period is usually limited to the replacement of defective items or return of amounts paid. Warranty expense has historically been immaterial to our financial statements.
Our contractual cash obligations at June 30, 2015 are outlined in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$1,349	$258	$939	$152	$—
Borrowings	4,388	49	390	3,949	—
Purchase obligations with wafer foundries	20,929	20,929	—	—	—
Total contractual cash obligations	$26,666	$21,236	$1,329	$4,101	$—
At June 30, 2015, we had outstanding authorization from our Board to purchase up to $19.8 million of our common stock from time to time. However, under the terms of the Merger Agreement, we are currently prohibited from repurchasing shares of our common stock.
Our total cash, cash equivalents, restricted cash and short-term investments held by our foreign subsidiaries was $79.7 million at June 30, 2015 and $91.3 million at September 30, 2014. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, restricted cash and short-term investments available for our U.S. operations as of June 30, 2015 and September 30, 2014 was approximately $38.4 million and $48.7 million, respectively. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations in which it is needed. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.
We believe our existing funds will satisfy our anticipated working capital and other cash requirements through at least the next 12 months. We may from time to time take actions to further increase our cash position through equity or debt financings, sales of shares of investments, additional bank borrowings, or the disposition of certain assets. From time to time, we may also commit to acquisitions or equity investments, including strategic investments in, or prepayments to or equipment purchases for wafer fabrication foundries or assembly and test subcontractors. To the extent we enter into such transactions, any such transaction could require us to seek additional equity or debt financing to fund such activities. However, under the terms of the Merger Agreement, there are certain limitations to us entering into certain of the foregoing transactions without prior Uphill approval. There can be no assurance that any such additional financing could be obtained on terms acceptable to us, if at all.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. However, we have operations in China, Europe, Taiwan, Hong Kong, India, Japan, Korea and Singapore where our expenses are denominated in each country’s local currency and are subject to foreign currency exchange risk. In the nine months ended June 30, 2015 and in fiscal 2014, we recorded exchange gains of approximately $0.2 million and $0.4 million, respectively. We do not currently engage in any hedging activities. In the future, if we feel our foreign currency exposure has significantly increased, we may consider entering into hedging transactions to help mitigate that risk.
Interest Rate Risk.    We had cash, cash equivalents, restricted cash and short-term investments of $118.1 million at June 30, 2015. These funds were primarily invested in money market funds and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We believe a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Investments in Publicly Traded Companies. We own approximately $10.4 million of private placement shares in Nanya which are accounted for on the cost-basis. We account for such shares on the cost-basis as these securities are restricted and the restrictions are not expected to terminate within one year of the reporting date. In the event a decline in the market value of our Nanya shares below our cost basis is determined to be other-than-temporary, we would be required to recognize a loss on our investment through our operating results.

Item 4.Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings
GSI Technology Inc. v. Integrated Silicon Solution, Inc., et al.
On October 2, 2013, GSI Technology Inc. (GSI) filed a Second Amended Complaint in a lawsuit filed earlier in 2013 solely against defendant United Memories, Inc. in the United States District Court for the Northern District of California.  GSI named us as a new, second defendant in the Second Amended Complaint.  On April 18, 2014, the Court granted our motion to dismiss that complaint in part, leaving claims against us for Unfair Competition under California Business & Professions Code 17200, misappropriation of trade secrets, and intentional interference with prospective economic advantage.  In the remaining portion of the complaint, GSI alleged that we acted together with United Memories, Inc. to harm GSI in connection with a bid requested by Cisco Systems, Inc. and misappropriated alleged GSI trade secrets.  GSI seeks damages and injunctive relief.  We filed an answer on June 2, 2014 and asserted a declaratory relief counterclaim against GSI.  Before we were named as a defendant, the Court denied motions by GSI against United Memories, Inc. for temporary and preliminary injunctive relief.  The Court issued a revised case management order on January 7, 2015 with a scheduled trial date of October 26, 2015.   Motions for summary judgment, including a motion filed by us, were heard on June 30, 2015 and are currently pending before the Court. We believe we have meritorious defenses to the claims alleged by GSI and intend to defend this suit vigorously.  However, there can be no assurance as to the outcome of this matter or any future litigation.
Legal Proceedings Regarding our Pending Acquisition
Beginning on April 1, 2015, three purported stockholder class action complaints were filed in the Superior Court of the State of California in the County of Santa Clara on behalf of a putative class of ISSI stockholders and naming as defendants ISSI’s Board of Directors and Uphill: Richard Wilson III v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278815 (filed April 1, 2015); Matthew Sciabacucchi v. Jimmy S.M. Lee, et al., Case No. 1-15-CV-278812 (filed April 1, 2015); and Kathy Guerra v. Scott D. Howarth, et al., Case No. 1-15-CV-279142 (filed April 8, 2015) (the “Guerra Action”). On May 5, 2015, the actions were consolidated to form In re Integrated Silicon Solution, Inc. Stockholder Litigation, Lead Case No. 1-15-cv-278812, and plaintiffs designated the complaint filed in the Guerra Action as the operative complaint. The operative complaint generally alleges that, in connection with the proposed acquisition of ISSI by Uphill, the ISSI directors breached their fiduciary duties owed to ISSI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of ISSI to ISSI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The operative complaint also alleges that the ISSI directors breached their fiduciary duties by allegedly failing to disclose material information to ISSI stockholders. The operative complaint further generally alleges that Uphill aided and abetted the ISSI directors in the alleged breaches of their fiduciary duties. The operative complaint seeks, among other things, an order enjoining the defendants from consummating the proposed transaction, or alternatively, in the event that the proposed transaction is consummated, an order rescinding it. A case management conference is currently scheduled for October 2, 2015.
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

Item 1A. Risk Factors
Risks Related to our Pending Acquisition
The parties may be unable to satisfy the conditions to the closing of our acquisition by Uphill and the acquisition may not be consummated.
Consummation of our acquisition by Uphill is subject to various closing conditions, including, among other things, (i) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (ii) receipt of clearance from the Committee on Foreign Investment in the United States (CFIUS) and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer, and could cost more, than ISSI and Uphill currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.
In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
the current ISSI stock price likely reflects a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of ISSI common stock;

•	we may be required to pay a termination fee of $19.2 million if the Merger Agreement is terminated under certain circumstances, and any such payment would negatively affect our liquidity; and

•	we have and expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed.
The announcement and pendency of our proposed acquisition by Uphill could materially adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed acquisition by Uphill could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

•
restrictions in the Merger Agreement on the conduct of our business prior to the closing of the acquisition, which prevent us from taking specified actions without the prior consent of Uphill, which actions we might otherwise take in the absence of the Merger Agreement;

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
Substantially all of our products are incorporated into products for the automotive, communications, industrial, and digital consumer markets. In particular, in the nine months ended June 30, 2015 and in fiscal 2014, approximately 51% and 47%, respectively, of our sales were to the automotive market and any future downturn in this market would have a material adverse effect on our revenue and profitability. Historically, the automotive, communications, industrial, and digital consumer markets have experienced cyclical depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions, or due to adverse supply and demand conditions in such markets. Industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. During uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products which would adversely affect our revenues and harm our business and financial results. In addition, any uncertainty in the economy may negatively impact the spending patterns of businesses including our current and potential customers. We expect our business to be adversely impacted by any further downturn in the U.S. or global economies.

Our sales depend on DRAM and SRAM products and reduced demand for these products or a decline in average selling prices could harm our business.
In the first nine months of fiscal 2015 and in fiscal 2014, approximately 92% and 89%, respectively, of our net sales were derived from the sale of DRAM and SRAM products, which are subject to unit volume fluctuations and declines in average selling prices that could harm our business. We experienced a sequential decline in revenue from $84.2 million in the September 2014 quarter to $80.9 million in the December 2014 quarter as a result of a decrease in unit shipments of our DRAM and SRAM products. We experienced a sequential decline in revenue from $84.8 million in the June 2014 quarter to $84.2 million in the September 2014 quarter partially as a result of a decrease in unit shipments of our SRAM products. We may not be able to offset any future price declines for our products by higher volumes or by higher prices on newer products. While we experienced increases in the average selling prices for certain of our products in fiscal 2013, fiscal 2014 and the first nine months of fiscal 2015, historically, average selling prices for semiconductor memory products have declined, and we expect that average selling prices for our products will decline in the future. Although we entered the NOR Flash market with our acquisition of Chingis in September 2012, our NOR Flash business is generally subject to the same types of unit volume fluctuations and declines in average selling prices as our DRAM and SRAM businesses. Our ability to maintain or increase revenues will depend upon our ability to increase unit sales of existing products and introduce and sell new products that compensate for the anticipated declines in the average selling prices of our existing products.
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
We rely on third-party contractors located in Asia to fabricate, assemble and test our products. Any uncertain economic conditions or uncertainty in the U.S. and global equity or credit markets could materially impact the financial condition or operations of our third-party contractors such as our wafer foundries, test contractors and assembly contractors. Our business is highly dependent on the continued operations of such contractors. Any deterioration in the financial condition of our contractors or any disruption in the operations of our contractors could adversely impact the flow of our products to our end customers and materially adversely impact our business and results of operations. In recent years, several foundries (including foundries that we relied on for wafers) experienced financial difficulties and filed for bankruptcy protection, substantially reduced their operations or were acquired by competing companies. There are significant risks associated with our reliance on these third-party contractors, including:

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
Our future quarterly and annual operating results are subject to fluctuations due to a wide variety of factors, including:

•	changes in the global economy;

•	changes in business conditions in our key markets especially the automotive and industrial markets;

•	cancellation of existing orders or the failure to secure new orders;

•	shortages in foundry, assembly or test capacity;

•	the cyclicality of the semiconductor industry;

•	declines in average selling prices of our products;

•	changes in our product mix which could reduce our gross margins;

•	the impact of our pending acquisition by Uphill;

•	increased expenses related to our pending acquisition;

•	fluctuations in foreign currencies relative to the U.S. dollar;

•	our ability to control or reduce our operating expenses;

•	the costs and outcome of any pending or future litigation including our litigation with GSI;

•	a failure to introduce new products and to implement technologies on a timely basis;

•	disruption in the supply of wafers, assembly or test services;

•	changes in the pricing for wafers or assembly or test services;

•	oversupply of memory or analog products in the market;

•	inventory write-downs for lower of cost or market or excess and obsolete products;

•	a failure to deliver products to customers on a timely basis;

•	excess inventory levels at our customers;

•	decreases in the demand for our memory or analog products;

•	increased expenses associated with new product introductions, masks or process changes;

•	the ability of customers to make payments to us;

•	market acceptance of ours and our customers’ products;

•	a failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields at our suppliers;

•	fluctuations in product quality resulting in rework, replacement, or loss due to damages;

•	the timing of significant orders; and

•	the commencement of any future litigation or antidumping proceedings.
Shifts in industry-wide capacity may cause our results to fluctuate. These shifts may occur quickly with little or no advance notice. Such shifts have historically resulted in significant inventory write-downs.
The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. These shifts in industry conditions can occur quickly with little or no advance notice to us. Adverse changes in industry conditions are likely to result in a decline in average selling prices and the stated value of our inventory. In the first nine months of fiscal 2015, in fiscal 2014, and in fiscal 2013, we recorded inventory write-downs of $4.7 million, $5.6 million, and $4.6 million, respectively. These inventory write-downs related to adjusting our inventory valuation for certain excess and obsolete products, and valuing our inventory at the lower-of-cost-or-market.

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
The semiconductor market is intensely competitive and has been characterized by an oversupply of product, price erosion, rapid technological change, short product life cycles, cyclical market patterns, and heightened foreign and domestic competition. Many of our competitors offer broader product lines and have greater financial, technical, marketing, distribution and other resources than us. We may not be able to compete successfully against any of these competitors. Our ability to compete successfully in our markets depends on factors both within and outside of our control, including:

•	the pricing of our products;

•	the supply and cost of wafers;

•	the impact of our pending acquistion by Uphill;

•	product design, functionality, performance and reliability;

•	successful and timely product development;

•	the performance of our competitors and their pricing policies;

•	wafer manufacturing over or under capacity;

•	real or perceived imbalances in supply and demand for our products;

•	the rate at which OEM customers incorporate our products into their systems;

•	the gain or loss of significant customers;

•	the success of our customers’ products and end-user demand;

•	access to advanced process technologies at competitive prices;

•	achievement of acceptable yields of functional die;

•	the capacity of our third-party contractors to assemble and test our products;

•	the nature and success of our competitors;

•	our financial strength and the financial strength of our competitors; and

•	general economic conditions.
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
In the nine months ended June 30, 2015, approximately 13% of our net sales was attributable to customers located in the U.S., 25% was attributable to customers located in Europe and 62% was attributable to customers located in Asia. In fiscal 2014, approximately 12% of our net sales was attributable to customers located in the U.S., 23% was attributable to customers located in Europe and 65% was attributable to customers located in Asia. In fiscal 2013, approximately 12% of our net sales was attributable to customers located in the U.S., 20% was attributable to customers located in Europe and 67% was attributable to customers located in Asia. We anticipate that sales to international sites will continue to represent a significant percentage of our net sales. Although our international sales are largely denominated in U.S. dollars, we do have sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, our wafer foundries and assembly and test subcontractors are primarily located in Taiwan and China and, while our wafer purchases are denominated in U.S. dollars, most of our assembly and test costs are denominated in New Taiwan dollars. A substantial majority of our employees are located outside of the U.S and the expenses for our foreign operations are generally denominated in local currency. As a result, a devaluation of the U.S. dollar compared to the New Taiwan dollar or Chinese renminbi could substantially increase the cost of our products and our operations in Taiwan or China.
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
From time to time, we have acquired other companies or assets that we believe to be complementary to our business. In this regard, in September 2012, we acquired Chingis, a provider of NOR flash memory technologies used in standalone and embedded applications headquartered in Taiwan. In addition, in January 2011, we acquired Si En, a privately held fabless provider of high performance analog and mixed signal integrated circuits headquartered in Xiamen, China. Acquisitions may result in the use of our cash resources, potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets, and the possible impairment of goodwill, which could harm our profitability. For example, in fiscal 2012, we wrote-off $4.3 million of the goodwill we acquired with the acquisition of Si En. In addition, acquisitions involve numerous risks, including:

•	lower than expected sales of any acquired products;

•	the risk that the markets for acquired products do not develop as expected;

•	difficulties in continuing to develop new technologies and deliver products to market on time;

•	the potential loss of key employees and customers as a result of the acquisition;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience; and

•	higher than estimated acquisition expenses.
There is no assurance that any of our acquisitions will contribute positively to our business or operating results.
Our stock price is expected to continue to be volatile.
The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

•	the announcement of our pending acquisition by Uphill and matters related to the completion of such acquisition;

•	quarter-to-quarter variations in our operating results;

•	general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

•	new or revised earnings estimates or guidance by us or industry analysts;

•	comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

•	aggregate valuations and movement of stocks in the broader semiconductor industry;

•	announcements of new products, strategic relationships or acquisitions by us or our competitors;

•	increases or decreases in available wafer capacity;

•	governmental regulations, trade laws and import duties;

•	announcements related to future or existing litigation involving us or any of our competitors;

•	announcements of technological innovations by us or our competitors;

•	additions or departures of senior management; and

•	other events or factors, many of which are beyond our control.
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

Item 6. Exhibits
(a) The following exhibits are filed as a part of this report.

Exhibit 2.1(1)	Amendment No. 2 to Agreement and Plan of Merger, dated as of May 29, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, and Integrated Silicon Solution, Inc.

Exhibit 2.2(2)	Amendment No. 3 to Agreement and Plan of Merger, dated as of June 11, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, and Integrated Silicon Solution, Inc.

Exhibit 2.3(3)	Amendment No. 4 to Agreement and Plan of Merger, dated as of June 18, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, and Integrated Silicon Solution, Inc.

Exhibit 2.4(4)	Amendment No. 5 to Agreement and Plan of Merger, dated as of June 22, 2015, by and among Uphill Investment Co., Indigo Acquisition Sub, and Integrated Silicon Solution, Inc.

Exhibit 31.1	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to SEC Release No. 33-8238, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2015.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2015.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 2015.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 23, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrated Silicon Solution, Inc.
(Registrant)

Dated:	July 31, 2015	/s/ John M. Cobb
John M. Cobb
Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)